Form 10-K
period 1993-12-31
CROWN CORK & SEAL CO INC
filed 1994-03-31
CIK 25890

=========================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
             (Mark One)
                [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended     December 31, 1993

                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934
                     (NO FEE REQUIRED)
                     For the transition period from ________ to _______

                  Commission file number 1-2227
                                         -------

                 CROWN CORK & SEAL COMPANY, INC.
     (Exact name of registrant as specified in its charter)

               Pennsylvania                        23-1526444
              (State or other                       (Employer
       jurisdiction of incorporation             Identification
             or organization)                         No.)

    9300 Ashton Road, Philadelphia, PA                19136
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: 215-698-5100
                         _______________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                          Name of each exchange on
      Title of each class                 which registered
      -------------------                 ------------------------
      Common Stock $5.00 Par Value        New York Stock Exchange
                         _______________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              NONE
                        (Title of Class)
                         _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes   X                             No
                    ----                               ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 18, 1994, 88,964,651 shares of the Registrant's Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $3,608,628,656.

               DOCUMENTS INCORPORATED BY REFERENCE
Notice of Annual Meeting and Proxy Statement dated March 25, 1994 is incorporated by reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.

=========================================================================

                 Crown Cork & Seal Company, Inc.

                  1993 FORM 10-K ANNUAL REPORT

                        TABLE OF CONTENTS


                             PART I

Item 1    Business                                       1

Item 2    Properties                                     5

Item 3    Legal Proceedings                              7

Item 4    Submission of Matters to
          a Vote of Security Holders                     7


                             PART II

Item 5    Market for Registrant's Common
          Stock and Related Stockholder Matters          8

Item 6    Selected Financial Data                        9

Item 7    Management's Discussion and Analysis
          of Financial Condition
          and Results of Operations                     10

Item 8    Financial Statements and Supplementary
          Data                                          17

Item 9    Disagreements on Accounting and
          Financial Disclosure                          45


                            PART III

Item 10   Directors and Executive Officers
          of the Registrant                             45

Item 11   Executive Compensation                        45

Item 12   Security Ownership of Certain
          Beneficial Owners and Management              45

Item 13   Certain Relationships and Related
          Transactions                                  45


                             PART IV

Item 14   Exhibits, Financial Statement
          Schedules and Reports on Form 8-K             46

SIGNATURES                                              48

                 Crown Cork & Seal Company, Inc.

                             PART I

ITEM 1.   BUSINESS

                             GENERAL

Crown Cork & Seal Company, Inc. (the "Company" and the "Registrant") is a multinational manufacturer of metal and plastic packaging, including cans, bottles, crowns and closures (metal and plastic) and machinery for filling, packaging and handling. The Company is an international packaging producer and, as such, benefits from, but is also exposed to, the fluctuations of world trade. The Company recognizes that it must constantly review operations worldwide to ensure that it maintains its competitive position. To achieve better productivity, the Company closed or reorganized 24 facilities across nine countries between 1991 and 1993. The Company continues to review all operations so that it can determine the appropriate number, size and location of plants, emphasizing service to customers and rate of return to investors.

Financial information about the Company's operations in its two industry segments and within geographic areas is set forth in Part II of this Report on page 38 under the Notes to Consolidated Financial Statements entitled "Segment Information by Industry and Geographic Areas".

The Company has grown substantially since December 1989 when it commenced a series of acquisitions that have more than doubled its sales. The Company believes that these acquisitions have enabled it to become a leader in North American markets, to better penetrate important international markets, to enhance product quality, to realize economies of scale and to improve its technical and developmental capabilities while preserving the Company's traditional focus on customer service. To further accommodate its expanded base of operations, in 1992, the Company organized into four divisions by adding Plastics to its previously established North American, International and Machinery Divisions.

The Company, with its 1992 acquisition of CONSTAR International, Inc., now conducts business in two separate industry segments within the Packaging Industry, Metal and Plastic. Information about the Company's acquisitions over the past three years appears in Part II hereof on pages 25 and 26 under Note C of the Notes to the Consolidated Financial Statements.


                          DISTRIBUTION

The Company's products are manufactured in 84 plants within the United States and 74 plants outside the U.S., spanning over 40 countries and are sold through the Company's sales organization to the food, citrus, brewing, soft drink, oil, paint, toiletry, drug, antifreeze, chemical and pet food industries.

For the period ended December 31, 1993 and years prior to 1992, no one customer accounted for more than 10 percent of the Company's net sales. In 1992, one customer accounted for approximately 10.6 percent of the Company's net sales.


                    RESEARCH AND DEVELOPMENT

Pursuant to the acquisition of Continental Can International in 1991, the Company acquired an international engineering group currently based at the Company's new Alsip Technical Center near Chicago. The technical center enables the Company to enhance its technical and engineering services worldwide both within the Company and to third parties. The Company's research and development expenditures of $23.3 million, $16.7 million and $16.1 million in 1993, 1992, and 1991, respectively, are expected to make a greater contribution to improving and expanding the Company's product lines in the future.

                 Crown Cork & Seal Company, Inc.

                            MATERIALS

The Company continues to pursue strategies which enable it to source its raw materials with increasing effectiveness, and may consider vertical integration into the production of certain raw materials, such as PET resin, used in plastic bottle production, if it is advantageous to do so.


                      ENVIRONMENTAL MATTERS

The Company has a Corporate Environmental Protection Policy. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. The Company continues to reduce the amount of metals and resins used in the manufacture of steel, aluminum and plastic containers through its "lightweighting" program. The Company currently recycles nearly 100 percent of scrap steel, aluminum, plastic and copper used in the manufacturing process, and through its Nationwide Recyclers subsidiary, is directly involved in post-consumer aluminum and steel can recycling. The Company is involved in promoting the development of recycling systems through various activities, including membership in recycling organizations and ongoing research and development programs. Further discussion of the Company's environmental matters is contained in
Part II, Item 7 "Management's Discussion and Analysis", of this Report on page 15.


                         WORKING CAPITAL

Information relating to the Company's liquidity and capital resources is set forth in Part II, Item 7, "Management's Discussion and Analysis of Operations and Financial Condition", of this Report on pages 13, 14 and 15.


                            EMPLOYEES

At December 31, 1993, the Company employed 21,254 people throughout the world.


                CHANGE IN THE BOARD OF DIRECTORS

After 37 years of service, Frank N. Piasecki has decided not to stand for re-election to the Board of Directors. Mr. Piasecki was the longest serving board member in the Company's 102 year history.


                APPOINTMENT OF CORPORATE OFFICERS

As the Company continues to reorganize its operations to assimilate its recent acquisitions, the Board of Directors of the Company has appointed Mr. Mark W. Hartman to the newly created position of Executive Vice President, Corporate Technologies. Mr. Hartman will lead an organization charged with unifying the Company's extensive Research, Development and Engineering talents worldwide in keeping with its commitment to pursue global technological excellence in packaging. Mr. John W. Conway, formerly Senior Vice President - International Division, was appointed Executive Vice President, President - International Division, a position previously held by Mr. Hartman. Mr. Conway came to the Company in 1991 with the Company's acquisition of Continental Can International.

                 Crown Cork & Seal Company, Inc.

                         METAL PACKAGING

The Metal Packaging segment includes the North American, International and Machinery Divisions of the Company. This segment in 1993 accounted for approximately 81 percent of net sales and operating profits. This segment manufactures and markets steel and aluminum cans as well as composite cans, crowns (also known as bottle caps) and metal closures. Within the Machinery Division, the Company manufactures filling, packaging and handling machinery. All products are sold through the Company's sales organization to the food, brewing, citrus, soft drink, oil, paint, toiletry, drug, chemical and pet food industries.

The Company believes that price, quality and customer service are the principal competitive factors affecting its business. Based upon sales, the Company believes that it is a leader in the markets for metal packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

The basic raw materials for this segment's products are tinplate and aluminum. These metals are supplied by the major mills in the countries within which the Company operates plants. Some plants in less-developed countries, which do not have local mills, obtain their metal from nearby more-developed countries. Sufficient quantities have been available in the past, however, there can be no assurances that sufficient quantities will be available in the future.

The Company, based on net sales, is one of two leading producers of aluminum beverage cans within the United States. This sector of its business, while important to the Company, continues to contribute a decreasing proportion of consolidated net sales (30% in 1993 versus 42% in 1991) as other sectors develop and as lower aluminum costs have been passed on to customers. Beverage can prices in the United States have declined by more than has been reflected in lower aluminum costs. The Company is addressing this situation through ongoing non-metal cost reductions and restructuring of production processes. Beverage can capacity in North America is being redeployed in emerging markets and, to a lesser extent, also is being retrofitted to produce two-piece food cans.

In April 1993, the Company acquired the Van Dorn Company. Van Dorn provides the Company with two piece (drawn) aluminum cans for processed foods and adds additional manufacturing capacity for metal, plastic and composite cans for the paint, chemical, automotive, food, pharmaceutical and household product industries.

On January 27, 1994, the Company announced that it had agreed in principle to acquire the Container Division of Tri Valley Growers. With this pending acquisition, the Company seeks to continue to expand the food can business.

In North America, based on net sales, the Company believes that, along with beverage cans, it is a market leader in the manufacture and sale of metal packaging to the processed foods, aerosol and other industries. The Company's customers include leading producers of soft drinks, beer, juice, food and aerosol products.

During 1992, the Company closed three Canadian plants and instituted other restructuring actions in Canada due to the unfavorable market conditions there. The Company remains confident that the Canadian economy will recover and become a better market for its products in the future. In 1993, the Company's Canadian operation reflected improvement.

The Company intends over the next several years to continue to reduce the number of manufacturing lines used in North America to produce beverage cans in favor of fewer, but faster and more efficient lines. Additional restructuring also will be directed toward other products, particularly those involving U. S. non-beverage metal operations.

                 Crown Cork & Seal Company, Inc.

Outside North America, the Company's metal packaging products consist of metal crowns and closures as well as metal cans for food, beverage and aerosol customers. Europe is the most significant crown market for the Company with returnable bottles being a dominant form of beverage packaging in the region. In 1993, the Company commenced production of aerosol cans at a new facility near Amsterdam, the Netherlands and two-piece beverage cans at plants in Argentina and the United Arab Emirates. Construction of new two-piece beverage can lines at jointly-owned facilities is presently underway in Shanghai, China and Amman, Jordan. In addition to the Company's North American beverage can capacity, the Company had an additional 7 billion units of capacity in markets such as Hong Kong, China, Argentina, United Arab Emirates(UAE), Korea, Saudi Arabia and Venezuela. UAE, Korea, Saudi Arabia and Venezuela represent jointly-owned operations. This action continues to support the Company's current philosophy that the use of business partners in many overseas locations presents another cost-effective means of entering these new markets.

International margins have been sustained as a result of actions commenced in 1992. Further restructuring occurred during 1993 with the closure of certain operations in France and the Netherlands.

The Machinery division, representing approximately 2 percent of consolidated net sales, reported increased sales in 1993 but due to competitive factors, the Company has downsized its operations in Belgium and the United States. This downsizing will continue to reduce operating costs while improving efficiencies.

                        PLASTIC PACKAGING

The Plastics segment manufactures plastic containers and closures. The Company with its 1992 acquisition of CONSTAR International and the 1993 acquisition of the remaining 56 percent of CONSTAR'S affiliate in Europe, Wellstar, has enabled itself to offer a wider product range to its worldwide customers. The segment also includes plastic closure operations in Virginia and Switzerland. Metal Packaging plants in Belgium, Germany, Italy, Spain, Portugal, Argentina and the United Arab Emirates also manufacture plastic packaging, closures and bottles. With the acquisitions of CONSTAR and Wellstar, the Plastics segment has grown considerably and now represents almost 20 percent of the Company's net sales as compared to approximately
2 percent in 1991. The Company is actively integrating these operations into its organization by installing its cost systems and controls.

CONSTAR and Wellstar manufacture plastic containers for the beverage, food, household, chemical and other industries. Wellstar is a leading European manufacturer of polyethylene terephthalate (P.E.T.) preforms and bottles, including P.E.T. returnable bottles. This acquisition strengthens the Company's plastics marketing base within Europe. Plastic containers continued to increase their share of the Packaging market during 1993.

The principal raw materials used in the manufacture of plastic containers and closures are various types of resins which are purchased from several commercial sources. Resins, which are petrochemical derivatives, are presently available in quantities adequate for the Company's needs.

Typically, the Company identifies market opportunities by working cooperatively with customers and implementing commercially successful programs. The Company will capitalize on both the conversions to plastic from other forms of packaging and the new markets through its technical expertise, quality reputation and customer service. Logistically, CONSTAR plant sites are strategically located and sized properly.

Capital expenditures for Plastic Packaging was approximately 44 percent of total capital expenditures for the Company in 1993 as compared to approximately 5 percent in 1991. The Company has made a commitment to service global customers with plastic containers.

                 Crown Cork & Seal Company, Inc.

ITEM 2.   PROPERTIES

The Company's manufacturing and support facilities are designed according to the requirements of the products to be manufactured, and the type of construction varies from plant to plant. In the design of each facility, particular emphasis is placed on quality assurance in the finished products, safety in the operations, and avoidance or abatement of pollution. The Company maintains its own engineering staff, which aids in achieving close integration of research, design, construction and manufacturing functions and facilitates the construction of plants which will be best suited to their special purposes. Warehouse and delivery facilities are provided at each of the manufacturing locations, however, the Company does lease outside warehouses at some locations.

The plants of the Company and its subsidiaries are owned, with the exception of those that have the word "leased", in brackets, after the location name. Joint Ventures are indicated by the initials JV, in brackets, after the location name.

         METAL PACKAGING LOCATIONS IN THE UNITED STATES

Abilene, TX                      Kankakee, IL                     Plymouth, FL
Alsip, IL                        La Crosse, WI                    Pulaski Park, MD (Leased)
Arden, NC                        Lakeville, MN                    Salisbury, MD
Arlington, TX                    La Mirada, CA                    San Leandro, CA (Leased)
Atlanta, GA                      La Mirada, CA                    Seattle, WA (Leased)
Atlanta, GA (Leased)             Los Angeles, CA (Leased)         Shoreham, MI (Leased)
Batesville, MS                   Mankato, MN                      Solon, OH
Cheraw, SC                       Massilon, OH (2)                 Spartanburg, SC
Chicago, IL (Leased)             Milwaukee, WI (Leased)           St. Louis, MO
Cincinnati, OH                   Olympia, WA (Leased)             Suffolk, VA (Leased)
Conroe, TX                       Omaha, NE                        Swedesboro, NJ
Covington, GA                    Orlando, FL                      Union City, CA
Crawfordsville, IN               Oshkosh, WI                      Van Nuys, CA (Leased)
Dayton, OH                       Owatonna, MN                     Walla Walla, WA
Decatur, IL                      Perrysburg, OH                   Winchester, VA
Faribault, MN                    Philadelphia, PA                 Winter Garden, FL
Fort Bend, TX                    Pocatella, ID (Leased)           Worland, WY
Hanover, PA                      Portage, IN (Leased)             York, PA
Hurlock, MD                      Portland, OR (Leased)            Youngstown, OH

                 Crown Cork & Seal Company, Inc.

       METAL PACKAGING LOCATIONS OUTSIDE THE UNITED STATES
* Buenos Aires (2)        Argentina             Budapest          Hungary
  Schwanenstadt           Austria               Cork              Ireland
* Antwerp                 Belgium             * Voghera           Italy
  Vinhedo                 Brazil                Amman             Jordan (JV)
  Aracaju                 Brazil                Nairobi           Kenya (JV)
  Montreal (3)            Canada                Seoul (2)         Korea (JV)
  Chatham                 Canada                Jahore Bahru      Malaysia
  Calgary                 Canada                Guadalajara       Mexico
  Mississauga, Ontario    Canada (Leased)       Mexico City (2)   Mexico
  Bolton, Ontario         Canada                Casablanca        Morocco
  Toronto (4)             Canada                Lagos             Nigeria
  Winnipeg                Canada                Lae               Papua New Guinea
  Santiago                Chile                 Lima              Peru
  Shanghai                China               * Lisbon            Portugal
  Foshan                  China                 Mayaguez          Puerto Rico (Leased)
  Medellin                Colombia              San Juan          Puerto Rico
  Barranguilla            Colombia              Dammam            Saudi Arabia (JV)
  San Jose                Costa Rica            Jeddah            Saudi Arabia (JV)
  Copenhagen              Denmark               Jurong            Singapore
  Guayaquil               Ecuador               Johannesburg (2)  South Africa (JV)
* London                  England               Cape Town         South Africa (JV)
  Tredegar, Wales         England             * Madrid            Spain
* Frankenthal             Germany               Port of Spain     Trinidad & Tobago
  Bedburg                 Germany               Bangkok           Thailand
  Guatemala City          Guatemala           * Jebel Ali         United Arab Emirates (JV)
  Jakarta                 Indonesia             Caracus           Venezuela (JV)
  Mijdrecht               Holland               Ndola             Zambia (JV)
  Hong Kong               Hong Kong (JV)        Harare            Zimbabwe (JV)

*  Plastic Packaging manufactured within Metal Packaging locations

  Some metal manufacturing locations are supported by locations that provide art work for cans and crowns, coil shearing, coil coating, research, product development and engineering. The support locations within the United States are located in Alsip, IL, Baltimore, MD, Fairless Hills, PA (Leased), Massilon, OH, Plymouth, FL and Toledo, OH; and outside the United States in Aracaju, Brazil, Rotterdam, Holland and Santafe de Bogata, Colombia.

        PLASTIC PACKAGING LOCATIONS IN THE UNITED STATES
 Atlanta, GA                        Havre De Grace, MD            New Stanton, PA (Leased)
 Birmingham, AL (Leased)            Hollywood, FL (Leased)        Newark, OH (Leased)
 Charlotte, NC (Leased)             Houston, TX (Leased)          Orlando, FL (Leased)
 City of Industry, CA (Leased)      Jackson, MS (Leased)          Phoenix, AZ (Leased)
 Collierville, TN                   Kansas City, KS (Leased)      Reserve, LA (Leased)
 Dallas, TX (Leased)                Leominster, MA (Leased)       West Chicago, IL
 FT. Worth, TX (Leased)             Mableton, GA (Leased)         Sandston, VA
 Greenville, SC (Leased)

                 Crown Cork & Seal Company, Inc.

      PLASTIC PACKAGING LOCATIONS OUTSIDE THE UNITED STATES
Montreal        Canada              Didam          Holland          Budapest        Hungary (JV)
Sherburn        England             Dongen         Holland (Leased) Reinach         Switzerland
Evry            France (Leased)     Mexico City    Mexico (JV)      Izmir           Turkey (JV)

The Company manufactures bottle and can filling machinery and parts at locations within the United States in Baltimore, MD and Titusville, FL; outside the United States in Londerzeel, Belgium and San Luis Potosi, Mexico. The Company also operates two machinery overhaul locations within the United States in Bartow, FL and Philadelphia, PA.

The Company has three machine shop locations which manufacture tool and die parts used within its own manufacturing locations and also sells to customers in the packaging industry. The locations are within the United States, with two in Philadelphia, PA., and one in Wissota, WI.

The Company is directly involved in post-consumer aluminum and steel can recycling through its subsidiary, Nationwide Recyclers, Inc., located in Polkton, NC. Commencing June 1994, this site will recycle post-consumer plastic packaging.


ITEM 3.   LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the adverse determination of which would have a material adverse effect on the consolidated financial position of the Company. The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites. Information on this is presented in Part I, Item 1, entitled "Business" appearing on page 2 of this Report and in Part II Item 7, entitled "Management Discussion and Analysis of Financial Condition and Results of Operation" appearing on page 15 of this Report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                 Crown Cork & Seal Company, Inc.


ITEM 4a.   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions as of December 31, 1993.

   Name                           Age           Present Title
   ----                           ---          --------------
William J. Avery                  53          Chairman of the Board of Directors,
                                              President & Chief Executive Officer

John W. Conway                    48          Executive Vice President,
                                              President International Division

Mark W. Hartman                   57          Executive Vice President,
                                              Corporate Technologies

Richard L. Krzyzanowski           61          Executive Vice President,
                                              Secretary and General Counsel

Hans J. Loliger                   51          Executive Vice President,
                                              President Plastics Division

Michael J. McKenna                59          Executive Vice President,
                                              President North American Division

Alan W. Rutherford                50          Executive Vice President,
                                              Chief Financial Officer

Ronald R. Thoma                   59          Executive Vice President,
                                              Procurement and Traffic

Craig R. L. Calle                 34          Vice President and Treasurer

Timothy J. Donahue                31          Financial Controller

Richard Donohue                   59          Manufacturing Controller


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
     STOCKHOLDER MATTERS

The Registrant's Common Stock is listed on the New York Stock Exchange. On March 18, 1994, there were 6,163 registered shareholders of the Registrant's Common Stock. The market price with respect to the Registrant's Common Stock is set forth on page 37 as Note R of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)".

                 Crown Cork & Seal Company, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in millions, except
 per share, ratios and
 other statistics)                                    1993       1992       1991       1990        1989
                                                      ----       ----       ----       ----        ----

Summary of operations

Earnings per average common share
  before cumulative effect of
  accounting changes                      (1)      $   2.08   $   1.79   $   1.48   $   1.24    $   1.19
Earnings per average common share         (1)          1.14       1.79       1.48       1.24        1.19
Net income before cumulative effect of
  accounting changes                                 180.9      155.4      128.1      107.1        94.2
  % to net sales                                       4.3%       4.1%       3.4%       3.5%        4.9%
Net Income                                            99.1      155.4      128.1      107.1        94.2
  % to net sales                                       2.4%       4.1%       3.4%       3.5%        4.9%
Net sales                                          4,162.6    3,780.7    3,807.4    3,072.1     1,909.8
Depreciation and amortization                        191.7      142.4      128.4      102.0        61.8
Selling and administrative                           126.6      112.1      105.4       86.2        53.2
  % to net sales                                       3.0%       3.0%       2.8%       2.8%        2.8%
Interest expense                                      89.8       77.4       76.6       59.9        11.9
Interest income                                       10.1       13.5       10.0        8.3        16.4
Taxes on income                                       97.4      101.0       83.8       71.3        53.9
Return on average shareholders' equity    (3)          8.3%      13.9%      12.6%      12.2%       12.9%

Financial Position at December 31

Total assets                                     $ 4,216.9   $3,825.1   $2,963.5   $2,596.4   $ 1,655.1
Working capital ratio                                1.0:1      1.1:1      1.4:1      1.3:1       1.2:1
Short-term debt plus current maturities              474.8      379.4      184.4      128.4       157.6
Long-term debt                                       891.5      939.9      585.0      484.3        94.0
Total debt to total capitalization        (2)         50.1%      52.1%      40.5%      38.3%       22.6%
Shareholders' equity                               1,251.8    1,143.6    1,084.4      950.8       810.6
Book value per common share               (1)         14.09      13.24      12.45      10.99        9.40

Other Statistics

Capital expenditures                             $   271.3   $  150.6   $    92.2  $   128.0  $    88.6
Employees                                           21,254     20,378      17,763     17,205     14,747
Number of shareholders                               6,168      4,193       3,722      3,714      3,873
Number of shares   - at year-end          (1)   88,814,533 86,348,180  87,088,179 86,549,730 86,202,462
                   - average              (1)   87,086,553 86,895,574  86,780,517 86,548,086 78,957,792


(1) All data relating to common shares prior to 1992 have been restated for comparative purposes to reflect the 3 for 1 common stock split in 1992.
(2) Total capitalization includes total debt (net of cash and cash equivalents), minority interests and shareholders' equity.
(3) 1993 figures reflect cumulative effect of accounting changes of $81.8 or $.96 per share.

Certain reclassifications of prior years' data have been made to improve comparability.

                 Crown Cork & Seal Company, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share, employee, shareholder and statistical data)

Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

Share data for prior years have been restated for the 3 for 1 common stock split declared in 1992.

                      RESULTS OF OPERATIONS

NET INCOME AND EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGES

Net income before cumulative effect of accounting changes for 1993 was a record $180.9, an increase of 16.4% compared with $155.4 for 1992. Net income for 1991 was $128.1. Net income for 1992 and 1991 represents increases of 21.3% and 19.6%, respectively, over the preceding year. Earnings per share before cumulative effect of accounting changes for 1993 was a record $2.08 per share, an increase of 16.2% compared with $1.79 per share for 1992. Earnings per share for 1991 was $1.48 per share. Earnings per share for 1992 and 1991 represents increases of 20.9% and 19.4%, respectively, over the preceding year. The sum of per share earnings by quarter does not equal earnings per share for the year ended December 31, 1993, due to the effect of shares issued during 1993.

SALES

Net sales during 1993 were $4,162.6, an increase of $381.9 or 10.1% versus 1992 net sales of $3,780.7. Net sales during 1991 were $3,807.4. Domestic sales increased by $430.9 or 17.9% in 1993 versus 1992, while 1992 domestic net sales decreased $53.6 or 2.2% versus 1991. Domestic net sales in 1991 increased 38.3% over 1990. The increase in 1993 domestic net sales primarily reflects (i) a full year sales of CONSTAR, $600 in 1993 versus approximately $100 in 1992 for two months from the date of acquisition, (ii) $130 from the acquisition of Van Dorn and (iii) increased sales unit volume in aerosol and composite cans; offset by (i) lower raw material costs which were passed on to customers in the form of reduced selling prices and (ii) continued competitive pricing in the North America beverage can market. The decrease in 1992 domestic net sales was primarily a result of lower material costs passed on as reduced selling prices to customers offset partially by the addition of CONSTAR sales of $100 for two months. The increase in 1991 net sales was primarily due to the Company's acquisitions as described in Note
C to the Consolidated Financial Statements.

International sales decreased $49 or 3.6% in 1993 versus 1992, which compares to increases of 2.0% and 4.0% in 1992 and 1991 over the respective preceding years. The decrease in international net sales reflects (i) $100 due to the continued strengthening of the U.S. dollar against most currencies in which the Company's affiliates operate and (ii) the continuing recession in Europe; offset partially by the acquisition of Wellstar Holding B.V. which contributed $85 from the date of acquisition. International sales unit volumes for plastic closures, beverage cans, food cans and aerosol cans improved in 1993, while crown volumes declined.

COST OF PRODUCTS SOLD

Cost of products sold, excluding depreciation and amortization for 1993 was $3,474.0, an 8.7% increase from the $3,197.4 in 1992. This increase follows a 2.8% decrease and a 24.6% increase in 1992 and 1991, respectively. The increase in 1993 cost of products sold primarily reflects increased sales levels as noted above offset by lower raw material costs and continuing company-wide cost containment programs. The 1992 decrease was primarily due to lower material costs while the 1991 increase reflects higher sales level of the Company's products.

                 Crown Cork & Seal Company, Inc.


As a percent of net sales, cost of products sold was 83.5% in 1993 as compared to 84.6% in 1992 and 86.4% in 1991.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses for 1993 were $126.6, an increase of 12.9% over 1992. This increase compares to increases of 6.4% for 1992 and 22.3% for 1991. Selling and administrative expenses have increased in recent years as a result of businesses acquired. As a percent of net sales, selling and administrative expenses were 3.0% in 1993 and 1992, and 2.8% in 1991.

OPERATING INCOME

The Company views operating income as the measure of its performance before interest costs and other non-operating expenses. Operating income of $378.7 in 1993 was $58.7, or 18.3% greater than in 1992. Operating income was $320.0 in 1992, an increase of 17.6% over 1991, and $272.0 in 1991, an increase of 17.1% versus 1990. Operating income as a percent of net sales was 9.1% in 1993 as compared to 8.5% in 1992 and 7.1% in 1991.

Operating profit in the Company's U.S. operations was 10.2% of net sales in 1993 versus 10.5% and 6.9% in 1992 and 1991, respectively. Productivity improvement, research and development and continuing programs to contain and reduce cost have all contributed to retain and increase domestic margins in 1993 and 1992 despite competitive pricing pressures.

European operating profit increased to 5.7% of net sales in 1993 from 4.9% in 1992. The higher operating profit margins reflect the benefits associated with the Company's continuing efforts to restructure its European operations in response to the changing economic environment in the region.

Operating profit in North and Central America (other than the United States) at $23.3 in 1993 was 5.0% of net sales as compared to 1.8% in 1992. These increased results are a result of (i) costs associated with closing three Canadian plants in 1992 and (ii) better market conditions and demand in 1993 compared to 1992 in Canada; offset by lower unit sales in most product lines in Mexico. The Company is pleased with the signs of improvement in its Canadian operations, a result of several restructuring actions taken in 1992 and 1991 and is poised to take the necessary steps to compete in the changing economic environment in Mexico.

NET INTEREST EXPENSE/INCOME

Net interest expense was $79.7 in 1993, an increase of $15.8 when compared to 1992 net interest of $63.9. Net interest expense was $66.6 in 1991. The increase in 1993 net interest expense is due primarily to bank borrowings necessary to finance the CONSTAR acquisition, offset by lower interest rates and the repayment of a $100 note in June 1993 which carried an interest rate of 9.17%. The decrease in 1992 net interest expense was due to declining interest rates and the repayment, in June 1992, of a $100 note which had an interest rate of 9.13%. The increase in 1991 net interest expense was due to bank borrowings necessary to fund 1991 and 1990 acquisitions. Specific information regarding acquisitions is found in Note C to the Consolidated Financial Statements, while information specific to company financing is presented in the Liquidity and Capital Resources section of this discussion and Notes I and L to the Consolidated Financial Statements.

TAXES ON INCOME

The effective tax rates on income were 34.8%, 39.7% and 40.1% in 1993, 1992 and 1991, respectively. The lower effective rate for 1993 was primarily a result of lower effective tax rates in non-U.S. operations compared to 1992. The higher effective tax rates versus the U.S. statutory rate in 1992 and 1991 are primarily due to the effect of different tax rates in non-U.S. operations and the increase in non-deductible amortization of goodwill and other intangibles, as a result of recent acquisitions.

                 Crown Cork & Seal Company, Inc.


EQUITY IN EARNINGS OF AFFILIATES, NET OF MINORITY INTERESTS

Equity in earnings of affiliates was $5.0, $6.3 and $6.2 for 1993, 1992 and 1991, respectively. The decrease in equity earnings in 1993 is primarily a result of the Company selling 30% of its interest in its joint venture in Saudi Arabia.

Minority interests were $6.5, $4.6 and $3.1 in 1993, 1992 and 1991, respectively. The increases in minority interests relate to (i) more favorable results in the Company's 50.1% interest in a Hong Kong joint venture, (ii) the commencement of production and sales in the Company's 50% interest in Dubai, United Arab Emirates and (iii) the late 1992 sale by the Company of 50% of its South African affiliate and 30% of certain other African businesses to form a joint venture partnership with another South African packaging company.

During 1993 the Company's CONSTAR International subsidiary acquired the remaining 56% of Wellstar Holding, B.V. The Company, beginning in 1993, consolidates this wholly-owned subsidiary.

With the acquisition of Continental Can International Corporation, Inc.
(CCIC) in 1991, the Company acquired minority interests in joint ventures in the Middle East, Korea and South America. Additionally, the Company acquired a 50.1% ownership interest in a joint venture in Hong Kong. As a result of these ownership interests, the Company now has sources of income and cash flow from non-consolidated affiliates and additional liabilities of minority partners. Due to the acquisition of CCIC, the Company has entered many new markets. These new markets provide excellent future growth potential for the Company's products and services while at the same time introducing the Company to viable business partners. The Company believes that the use of business partners in many overseas locations presents another cost-effective means of entering new markets.

The Company has presented earnings from equity affiliates, net of minority interests (the components of which can be found in Notes F and P to the Consolidated Financial Statements), as a separate component of net income. Management believes that presenting such earnings as a component of pre-tax income would distort the Company's effective tax rate, and as such, has presented equity earnings after the provision for income taxes.

INDUSTRY SEGMENT PERFORMANCE

This section presents individual segment results for the last three years. The after-tax charge of $81.8 or $.96 per share related to adoption of SFAS 106, SFAS 109 and SFAS 112 in 1993 is included as an after tax charge in the Metal Packaging segment of $83.7 or $.98 per share and an after-tax credit in the Plastic Packaging segment of $1.9 or $.02 per share, and is excluded in making comparisons of 1993 results with prior years.

Net sales for the Metal Packaging segment in 1993 were $3,367.0, down $206.1 or 5.8% compared to 1992 net sales of $3,573.1. Net sales during 1991 were $3,733.0. Sales in the segment have declined in recent years primarily as a result of lower raw material costs which have been passed on to customers in the form of reduced selling prices.

Metal Packaging 1993 operating income was $308.5 or 9.2% of net sales compared to $296.4 in 1992 which was 8.3% of net sales. Operating income in 1991 was $261.4 or 7.0% of net sales. The increase in operating income reflects the successful integration of acquisitions made since 1989. Despite competitive price pressures and costs associated with restructuring efforts in North America and Europe, the Company has streamlined its organizational structure and improved efficiency to achieve significant cost reductions and increase operating profits.

Net sales for the Plastic Packaging segment in 1993 increased $588.0 or 283.2% to $795.6 in 1993 from $207.6 in 1992. Net sales for 1992 increased
$133.2 or 179.0% against 1991 net sales of $74.4. The increase in 1993 is primarily a result of the Company's October 1992 acquisition of CONSTAR International Inc. ("CONSTAR") and the acquisition during 1993 of the remaining 56% interest in Wellstar Holding B.V.

                 Crown Cork & Seal Company, Inc.

("Wellstar") by CONSTAR. The full year sales of CONSTAR contributed approximately $600 in 1993 compared to two months sales in 1992 of approximately $100. Wellstar from the date of acquisition contributed net sales of $85 in 1993.

Plastic Packaging 1993 operating income was 8.8% of net sales at $70.2 compared to 11.4% or $23.6 in 1992. Operating income in 1991 was $10.6 or 14.2% of net sales. Increased competition, product sales mix and the recession in Europe have contributed to decreased margins.

ACCOUNTING CHANGES

The Company, as required, adopted SFAS 106 and SFAS 109 on January 1, 1993. Additionally, during the fourth quarter, the Company adopted SFAS 112 retroactive to January 1, 1993. The after-tax effect of these accounting changes was a one-time charge to 1993 earnings of $81.8 or $.96 per share, with an incremental charge to 1993 earnings of $2.5 or $.03 per share. These accounting changes are more fully described in Note B to the Consolidated Financial Statements.

Adoption of the above three statements did not and will not have any cash flow impact on the Company.

                       FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remains strong. Cash and cash equivalents totaled $54.2 at December 31, 1993, compared to $26.9 and $20.2 at December 31, 1992 and 1991, respectively. The Company had working capital of $43.8 at December 31, 1993. The Company's primary sources of cash in 1993 consisted of (i) funds provided from operations, $352.5; (ii) proceeds from short-term debt borrowings, $136.5; (iii) proceeds from sale of businesses, $83.6; and, (iv) proceeds from long-term debt borrowings, $548.3. The Company's primary uses of cash in 1993 consisted of (i) payments on long-term debt, $715.0; (ii) acquisition of and investments in businesses, $66.2; (iii) capital expenditures, $271.3 and (iv) repurchases of common stock, $86.5.

The Company funds its working capital requirements on a short-term basis primarily through issuances of commercial paper. The commercial paper program is supported by revolving bank credit agreements with several banks with equal maturities on December 12, 1994 and December 20, 1995. Maximum borrowing capacity under the agreements is $550. There are no borrowings currently outstanding under these agreements. There was $324.0 and $154.0 in commercial paper outstanding at December 31, 1993 and 1992, respectively.

In January 1993, the Company filed with the Securities and Exchange Commission a shelf registration statement for the possible offering and sale of up to $600 aggregate principal amount of debt securities of the Company. On April 7, 1993 the Company sold $500 of public debt securities in three maturity tranches through Salomon Brothers Inc. and The First Boston Corporation. The notes and debentures were issued pursuant to the shelf registration of debt securities and are rated Baa1 by Moody's Investors Service and BBB+ by Standard & Poor's Corporation. The three tranches include $100 of 5.875% notes due 1998, priced at par; $200 of 6.75% notes due 2003, priced at 99.625% to yield 6.80%; and $200 of 8% debentures due 2023, priced at 99.625% to yield 8.03%. Net proceeds from the issues were used to repay the bank facility which financed the acquisition of CONSTAR International in October 1992. The Company has $100 remaining on the shelf registration.

The Company has, when considered appropriate, hedged its currency exposures on its foreign denominated debt through various agreements with lending institutions. The Company also utilizes a corporate "netting" system which enables resources and liabilities to be pooled and then netted, thereby mitigating the exposure.

During 1993, the Company acquired businesses for approximately $222, following acquisitions in 1992 and 1991 of $539 and $235, respectively. The details of such acquisitions are discussed in Note C to the

                 Crown Cork & Seal Company, Inc.

Consolidated Financial Statements. The Company has established reserves to restructure acquired companies. At December 31, 1993 and 1992, these reserves totaled $105.2 and $94.9, respectively, and have been allocated to the purchase price of acquired companies. These reserves relate primarily with the costs associated with Company plans to combine acquired company operations with existing operations such as, severance costs, plant consolidations and lease terminations. The Company estimates that 1994 cash expenditures related to its restructuring efforts will approximate $54.3 and cash expenditures for the three years ended December 31, 1996, will approximate $90. Cash expenditures for restructuring efforts were $81, $30 and $18 for the years ended December 31, 1993, 1992, and 1991, respectively.


The Company's ratio of total debt (net of cash and cash equivalents) to total capitalization was 50.1%, 52.1% and 40.5% at December 31, 1993, 1992 and 1991, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity. The increase in the Company's total debt in recent years is due to businesses acquired since December 29, 1989. As of December 31, 1993, $101.9 of long-term debt matures within one year.

During the year the Company repaid $100 private placement debt which carried an interest rate of 9.17%. Additionally, the Company's Canadian subsidiary repaid CDN $100 private placement debt, partially with funds received from a property settlement and the balance with a capital increase from the parent Company.

Management believes that, in addition to current financial resources (cash and cash equivalents and the Company's commercial paper program), adequate capital resources are available to satisfy the Company's investment programs. Such sources of capital would include, but not be limited to, bank borrowings. Management believes that the Company's cash flow is sufficient to maintain its current operations.

CAPITAL EXPENDITURES

Capital expenditures in 1993 amounted to $271.3 as compared with $150.6 in 1992. During the past five years capital expenditures totaled $730.7.

Expenditures in the North American Division totaled $93 with major spending for beverage end conversion in Dayton, Ohio, a new technical center and aerosol plant in Alsip, Illinois and 2-piece food cans in Owatonna, Minnesota. Additional projects to convert beverage can and end lines in other plants to a smaller diameter began in 1993.

Investments of $83 were made in the International Division. The Company constructed new plants and installed both beverage can and plastic cap production lines in Dubai, United Arab Emirates and Argentina. The Company is currently constructing a beverage can plant in Shanghai, China. Additionally, the Company constructed a new aerosol plant near Amsterdam, The Netherlands to service a major customer's centralized European filling plant. Expansion of existing plastic cap production in Italy and Germany, as well as the installation of single-serve PET equipment in Portugal have diversified the International Division from primarily metal packaging to include plastic products.

With the acquisition of CONSTAR in October 1992, the Company made a commitment to service global customers with plastic containers. The Company continued this commitment with spending of $94 in 1993 within the Plastics Division. Major spending included capacity expansion of existing products and installation of several single-serve PET lines in the United States. New single-serve PET preform and bottle lines were also installed in CONSTAR's subsidiaries in England, Holland and Hungary.

The Company expects its capital expenditures in 1994 to approximate $400. The Company plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain cost as well as those that provide growth opportunities. Capital expenditures, exclusive of potential acquisitions, during the five year period 1994 through 1998 are expected to approximate $1,500. Cash flow from operating activities will provide the principal support for

                 Crown Cork & Seal Company, Inc.

these expenditures; however, depending upon the Company's evaluation of growth opportunities and other existing market conditions, external financing may be required from time to time.

ENVIRONMENTAL MATTERS

The Company has adopted a Corporate Environmental Protection Policy. The implementation of this Policy is a primary management objective and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment, and is operating within the increasingly complex laws and regulations of federal, state, and local environmental agencies or is taking action aimed at assuring compliance with such laws and regulations. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases and, accordingly, does not expect compliance with these laws and regulations to have a material effect on the Company's competitive position, financial condition, results of operations or capital expenditures.

The Company is dedicated to a long-term environmental protection program and has initiated and implemented many pollution prevention programs with the emphasis on source reduction. The Company continues to reduce the amount of metals and plastics used in the manufacture of steel, aluminum and plastic containers through a "lightweighting" program. The Company not only recycles nearly 100 percent of scrap aluminum, steel, plastic and copper used in the manufacturing process, but through its Nationwide Recyclers subsidiary is directly involved in post-consumer aluminum and steel can recycling. Nationwide Recyclers, in 1994, will also be directly involved in post-consumer plastics recycling. Additionally, the Company has already exceeded the Environmental Protection Agency's (EPA) 1995 goals for its 33/50 program which calls for companies, voluntarily, to reduce toxic air emissions by 33% by the end of 1992 and by 50% by the end of 1995, compared to the base year of 1988. The Company, at the end of 1993, had achieved a more than 64% reduction in the releases of such emissions for all U.S. facilities. The cost to accomplish this reduction did not materially affect operating results. Many of the Company's programs for pollution prevention lower operating costs and improve operating efficiencies.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $2.2 during 1993 and $1.7 in 1992. The Company's balance sheet reflects a net accrual for future expenditures to remediate known sites of $11.3 at December 31, 1993 and 1992, respectively. Gross remediation liabilities were estimated at $30.7 and $33.3 at December 31, 1993 and 1992, respectively. Indemnification received from the sellers of acquired companies and the Company's insurance carriers was estimated at $19.4 and $22.0 at December 31, 1993 and 1992, respectively.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement of the financial capability of other potentially responsible parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcome of which are subject to various uncertainties) may be decided unfavorably against the Company. It is, however, the opinion of Company management after consulting with counsel, that any unfavorable decision will not have a material adverse effect on the Company's financial position.

COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

Shareholders' equity was $1,251.8 at December 31, 1993, as compared with $1,143.6 at December 31, 1992. The increase in 1993 equity represents the retention of $99.1 of earnings in the business (net of $81.8 of accounting changes as more fully described in Note B to the Consolidated Financial Statements), the issuance of 3,631,624 common shares for the acquisition of Van Dorn Company and the issuance of 1,415,711 common shares for various stock purchase and savings plans offset by the effect of 2,580,982 common shares repurchased, $46.3 minimum pension liability adjustment as more fully described in Note

                 Crown Cork & Seal Company, Inc.


N to the Consolidated Financial Statements and equity adjustments for currency translation in non-U.S. subsidiaries of $29.3. The book value of each share of common stock at December 31, 1993, was $14.09, as compared to $13.24 at December 31, 1992.

In 1993, the return on average shareholders' equity before cumulative effect of accounting changes was 14.6% as compared with 13.9% in 1992.

The Company purchased 2,536,330 shares of its common stock from CCL Industries Inc. ("CCL") on January 7, 1993 for approximately $84.8. The Company and CCL had agreed to the share repurchase in August of 1992 at a then agreed purchase price of $33.00 per share, plus an adjustment computed at a rate of 3.5% per annum. The January 7, 1993 settlement was funded by cash flow from operations, borrowings and cash received from CCL of approximately $21. The cash received from CCL related to the settlement of guarantees made by CCL to the Company regarding the value of certain properties in connection with the Company's 1989 acquisition of Continental Can Canada Inc. The Company issued to CCL a total of 7,608,993 shares in the 1989 acquisition of Continental Can Canada Inc. The purchase of common stock from CCL was made pursuant to the Company's right of first refusal to purchase common stock offered for sale by CCL. After giving effect to the repurchase transaction, CCL held 2,536,331 shares or approximately 2.9% of the Company's shares then outstanding following the January 7, 1993 settlement date.

In August 1992, the Company repurchased 1,500,000 shares from the Connelly Foundation for approximately $50.1 or approximately $33.38 per share. The purchase of shares from the Connelly Foundation was funded by cash flow from operations of $25 and an interest bearing note, at 3.5%, of approximately $25.1. The Company settled the note in December 1992 with cash flow from operations. At December 31, 1993, the Connelly Foundation held 8,554,700 shares of the Company's common stock which represented approximately 10% of the 88,814,533 shares then outstanding.

The Board of Directors has approved resolutions authorizing the Company to repurchase shares of its common stock to meet the requirements for the Company's various stock purchase and savings plans. The Company acquired 2,580,982, 1,747,774, and 2,735,898 shares of common stock in 1993, 1992, and 1991 for $86.5, $61.4, and $69.1, respectively. These purchases included the purchases of stock held by the Connelly Foundation in 1992 and by CCL in 1993 and 1991.

The Company has traditionally not paid dividends and does not anticipate paying dividends in the foreseeable future.

At December 31, 1993 common shareholders of record numbered 6,168 compared with 4,193 at the end of 1992.

INFLATION

General inflation has not had a significant impact on the Company over the past three years due to strong cash flow from operations. The Company continues to maximize cash flow through programs designed for cost containment, productivity improvements and capital spending. Management does not expect inflation to have a significant impact on the results of operations or financial condition in the foreseeable future.

                 Crown Cork & Seal Company, Inc.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

    Financial Statements

        Report of Independent Accountants           18

        Consolidated Statements of Income           19

        Consolidated Balance Sheets                 20

        Consolidated Statements of Cash Flows       21

        Consolidated Statements of
          Shareholders' Equity                      22

        Notes to Consolidated Financial
          Statements                                23

      Financial Statement Schedules

        Schedule V - Property, Plant and
          Equipment                                 40

        Schedule VI - Accumulated Depreciation
          and Amortization of Property, Plant
          and Equipment                             41

        Schedule VIII - Valuation and
          Qualifying Accounts                       42

        Schedule X - Supplementary Income
          Statement Information                     44

                 Crown Cork & Seal Company, Inc.


                Report of Independent Accountants

          To the Shareholders and Board of Directors of Crown Cork & Seal Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Cork & Seal Company, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note B, the Company changed its methods of accounting for income taxes, postretirement benefits and postemployment benefits in 1993.

PRICE WATERHOUSE


Thirty South Seventeenth Street
Philadelphia, Pennsylvania  19103
March 14, 1994

                 Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

                                                      1993           1992           1991
                                                      ----           ----           ----
Net sales                                          $  4,162.6     $  3,780.7     $  3,807.4
                                                 ------------     ------------   ------------

Costs, expenses and other income
    Cost of products sold (excluding
        depreciation and amortization)                3,474.0        3,197.4        3,290.7
    Depreciation and amortization                       191.7          142.4          128.4
    Selling and administrative expense                  126.6          112.1          105.4
    Interest expense                                     89.8           77.4           76.6
    Interest income                                     (10.1)         (13.5)         (10.0)
    Translation and exchange adjustments                 10.8           10.2            7.5
                                                 ------------   ------------   ------------
                                                      3,882.8        3,526.0        3,598.6
                                                 ------------   ------------   ------------
Income before income taxes and cumulative
    effect of accounting changes                        279.8          254.7          208.8
        Provision for income taxes . . Note O            97.4          101.0           83.8
                                                 ------------   ------------   ------------

Income from operations                                  182.4          153.7          125.0
                                                 ------------   ------------   ------------
    Equity in earnings of affiliates, net of
        minority interests . . Notes F and P             (1.5)           1.7            3.1
                                                 ------------   ------------   ------------

Net income before cumulative effect of
    accounting changes                                  180.9          155.4          128.1
                                                 ------------   ------------   ------------

Cumulative effect of accounting changes for:
    Income taxes . . Note B                              23.5
    Postretirement benefits other than pensions,
        net of $46.0 tax benefit . . Note B             (89.2)
    Postemployment benefits, net of $8.5
        tax benefit . . Note B                          (16.1)
                                                 ------------   ------------   ------------
    Net income                                     $     99.1     $    155.4     $    128.1
                                                 ------------   ------------   ------------


Average common share data:

Earnings before cumulative effect of
    accounting changes                             $     2.08     $     1.79     $     1.48
Cumulative effect of accounting changes for:
    Income taxes                                          .27
    Postretirement benefits other than pensions         (1.03)
    Postemployment benefits                              (.18)
                                                 ------------   ------------   ------------
Earnings per average common share                  $     1.14     $     1.79     $     1.48
                                                 ============   ============   ============

The accompanying notes are an integral part of these financial statements.

Earnings per average common share for 1991 has been restated to reflect the 3 for 1 common stock split to shareholders of record as of May 12, 1992.

                 Crown Cork & Seal Company, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31                                            1993           1992
                                                       ----           ----

ASSETS
Current assets
    Cash and cash equivalents                      $     54.2     $     26.9
    Receivables . . Note D                              532.9          583.8
    Inventories . . Note E                              699.7          659.9
    Prepaid expenses and other current assets            37.7           31.3
                                                    ---------      ---------
            Total current assets                      1,324.5        1,301.9
                                                    ---------      ---------
Long-term notes and receivables                          67.9           64.1
Investments . . Note F                                   42.6           55.6
Goodwill, net of amortization                         1,119.1          994.1
Property, plant and equipment . . Note G              1,593.5        1,373.3
Other non-current assets                                 69.3           36.1
                                                    ---------      ---------

            Total                                  $  4,216.9     $  3,825.1
                                                    =========      =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
    Short-term debt . . Note I                     $    372.9     $    193.4
    Current portion of long-term debt . . Note L        101.9          186.0
    Accounts payable and accrued
      liabilities . . Note J                            795.3          730.4
    United States and foreign income taxes               10.6           17.6
                                                    ---------      ---------
            Total current liabilities                 1,280.7        1,127.4
                                                    ---------      ---------
Long-term debt, excluding current
  maturities . . Note L                                 891.5          939.9
Other non-current liabilities . . Note K                116.2          263.0
Postretirement and pension
  liabilities . . Note N                                623.0          305.6
Minority interests . . Note P                            53.7           45.6

Shareholders' equity
    Common stock with $5.00 par value;
        120,000,000 shares authorized;
        118,490,814 shares issued                       592.5          592.5
    Additional paid-in capital                          167.4           95.0
    Retained earnings                                   843.1          744.0
    Minimum pension liability
      adjustment . . Note N                             (46.3)
    Cumulative translation adjustment                  (156.5)        (127.2)
    Treasury stock (1993 - 29,676,281 shares;
        1992 - 32,142,634 shares)                      (148.4)        (160.7)
                                                    ---------      ---------

            Total shareholders' equity                1,251.8        1,143.6
                                                    ---------      ---------

            Total                                  $  4,216.9     $  3,825.1
                                                    =========      =========


The accompanying notes are an integral part of these financial statements.

Certain reclassifications of prior years' data have been made to improve comparability.

                 Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                      1993           1992           1991
                                                      ----           ----           ----
Cash flows from operating activities
    Net income                                     $     99.1     $    155.4     $    128.1
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                   191.7          142.4          128.4
        Deferred income taxes                            45.5           39.4          (12.5)
        Equity in earnings of joint ventures,
            net of dividends                              2.1           (1.7)          (2.9)
        Cumulative effect of accounting changes          81.8
        Other, net                                        6.1             .7            3.8
    Changes in assets and liabilities, net of
        businesses acquired:
        Receivables                                      69.2            (.3)         (79.6)
        Inventories                                       5.2         (108.4)          26.8
        Accounts payable and accrued liabilities       (140.2)          (2.1)         (38.4)
        Other                                            (8.0)         (12.4)          21.9
                                                    ---------      ---------      ---------
            Net cash provided by
            operating activities                        352.5          213.0          175.6
                                                    ---------      ---------      ---------
Cash flows from investing activities
    Capital expenditures                               (271.3)        (150.6)         (92.2)
    Acquisition of businesses, net of
        cash acquired                                   (66.2)        (538.5)        (209.3)
    Proceeds from sale of property, plant
        and equipment                                    11.9           31.7            1.0
    Proceeds from sale of business                       83.6
    Other, net                                            5.4            6.9            6.2
                                                    ---------      ---------      ---------
            Net cash used for investing
              activities                               (236.6)        (650.5)        (294.3)
                                                    ---------      ---------      ---------
Cash flows from financing activities
    Proceeds from long-term debt                        548.3          532.7          465.1
    Payments of long-term debt                         (715.0)        (113.0)        (292.0)
    Net change in short-term debt                       136.5           78.7          (52.0)
    Common stock:
        Repurchase for treasury                         (86.5)         (61.4)         (69.1)
        Issued under various employee
          benefit plans                                  30.0           17.1            9.6
        Proceeds from public offering                                                  66.0
                                                    ---------      ---------      ---------
            Net cash (used for)/provided by
                financing activities                    (86.7)         454.1          127.6
                                                    ---------      ---------      ---------
Effect of exchange rate changes on cash
    and cash equivalents                                 (1.9)          (9.9)         (10.5)
                                                    ---------      ---------      ---------
Net change in cash and cash equivalents                  27.3            6.7           (1.6)
Cash and cash equivalents at January 1                   26.9           20.2           21.8
                                                    ---------      ---------      ---------
Cash and cash equivalents at December 31           $     54.2     $     26.9     $     20.2
                                                    =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                 Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share data)

                                                                      Minimum   Cumulative
                                         Common    Paid-In  Retained  Pension   Translation Treasury
                                          Stock    Capital  Earnings Liability  Adjustment    Stock     Total
                                         ------   --------  ------------------  ----------   -------   ------
Balance December 31, 1990                $197.5    $116.0    $752.0              ($61.4)    ($53.3)   $ 950.8
    Net income - 1991                                         128.1                                     128.1
Stock repurchased:
    911,966 shares                                  (64.6)                                    (4.5)     (69.1)
Stock issued under stock option and
    employee savings plans:
    184,849 shares                                    8.7                                       .9        9.6
Stock offering - net:
    750,000 shares                                   62.2                                      3.8       66.0
Stock issued in business combinations:
    156,600 shares                                   12.1                                       .8       12.9
Translation adjustments                                                           (13.9)                (13.9)
                                       --------  --------  --------  --------  --------   --------   --------
Balance December 31, 1991                 197.5     134.4     880.1               (75.3)     (52.3)   1,084.4

    Net income - 1992                                         155.4                                     155.4
Stock repurchased:
    1,747,774 shares                                (52.7)                                    (8.7)     (61.4)
Stock issued under stock option and
    employee savings plans:
    775,423 shares                                   13.3                                      3.8       17.1
Three-for-one stock split                 395.0              (291.5)                        (103.5)
Translation adjustments                                                           (51.9)                (51.9)
                                       --------  --------  --------  --------  --------   --------   --------

Balance December 31, 1992                 592.5      95.0     744.0              (127.2)    (160.7)   1,143.6

    Net income - 1993                                          99.1                                      99.1
Stock repurchased:
    2,580,982 shares                                (73.6)                                   (12.9)     (86.5)
Stock issued under stock option and
    employee savings plans:
    1,415,711 shares                                 23.6                                      7.0       30.6
Stock issued in business combination:
    3,631,624 shares                                122.4                                     18.2      140.6
Minimum pension liability adjustment                                   ($46.3)                          (46.3)
Translation adjustments                                                           (29.3)                (29.3)
                                       --------  --------  --------  --------  --------   --------   --------

Balance December 31, 1993              $  592.5  $  167.4  $  843.1   ($ 46.3) ($ 156.5)  ($ 148.4)  $1,251.8
                                       ========  ========  ========  ========  ========   ========   ========


The accompanying notes are an integral part of these financial statements.

Share data for prior years has not been restated for the 3 for 1 common stock split declared in 1992.

Certain reclassifications of prior years' data have been made to improve comparability.

                 Crown Cork & Seal Company, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share, employee, shareholder and statistical data) (share data for years prior to 1992 have been restated for the 3 for 1 common stock split declared in 1992)

A. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Crown Cork & Seal Company, Inc. and its wholly-owned and majority-owned subsidiary companies. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in joint ventures and other companies in which Crown does not have control, but has the ability to exercise significant influence over operating and financial policies (generally greater than 20% ownership) are accounted for by the equity method. Other investments are carried at cost.

Foreign Currency Translation
For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated in a separate component of Shareholders' Equity. For non-U.S. subsidiaries which operate in U.S. dollars (functional currency) or whose economic environment is highly-inflationary, local currency inventories and plant and other property are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Cash and Cash Equivalents
Cash equivalents represent investments with maturities of three months or less from the time of purchase, and are carried at cost which approximates fair value because of the short maturity of those instruments.

Inventory Valuation
Inventories are carried at the lower of cost or market, with cost for all domestic metal and plastic container, crown and closure inventories determined under the last-in, first-out (LIFO) method. Machinery Division and non-U.S. inventories are principally determined under the average cost method.

Goodwill
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated on the basis of cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (primarily 40 years). Accumulated amortization amounted to $62.7 and $35.1 at December 31, 1993 and 1992, respectively.

Property, Plant and Equipment
Property, plant and equipment (PP&E) is carried at cost and includes expenditures for new facilities and those costs which substantially increase the useful lives of existing PP&E. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related costs and accumulated depreciation are eliminated from the respective accounts and profit or loss on disposition is reflected in income. Costs assigned to PP&E of acquired businesses are based on estimated fair value at the date of acquisition. Depreciation and amortization are provided on a straight-line basis for financial reporting and an accelerated basis for tax purposes. The useful lives range between 40 years for buildings and 5 years for vehicles.

                 Crown Cork & Seal Company, Inc.


Off-Balance Sheet Risk and Financial Instruments
The Company enters into forward exchange contracts, primarily in European currencies, to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. At December 31, 1993, the Company had contracts to purchase approximately $37 and to sell approximately $23 in foreign currency. Based on year-end exchange rates and the maturity dates of the various contracts, the estimated aggregate contract value approximates the fair value of these items at December 31, 1993.

Treasury Stock
Treasury stock is reported at par value and constructively retired. The excess of fair value over par value is first charged to paid-in capital, if any, and then to retained earnings.

Research and Development
Research, development and engineering expenditures which amounted to $23.3, $16.7 and $16.1 in 1993, 1992 and 1991, respectively, are expensed as incurred.

Earnings Per Share
Earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period plus the shares that would be outstanding assuming the exercise of dilutive stock options, which are considered to be common stock equivalents. The number of equivalent shares that would be issued from the exercise of stock options is computed using the treasury stock method.

Reclassifications
Certain reclassifications of prior years' data have been made to improve comparability.


B. Accounting Changes

Effective January 1, 1993, the Company adopted, as required, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." In the fourth quarter of 1993, effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The incremental after-tax effect of these accounting changes was a non-cash charge to 1993 earnings of $2.5 or $.03 per share.

SFAS No. 106 requires employers to recognize the costs and obligations for postretirement benefits other than pensions over the employees' service lives. Previously, such costs were generally recognized as an expense when paid. The cumulative effect of implementing SFAS No. 106 as of January 1, 1993 resulted in a non-cash after-tax charge to net income of $89.2 or $1.03 per share.

SFAS No. 109 establishes new accounting and reporting standards for income taxes and requires adopting the liability method, which replaces the deferred method required by Accounting Principles Board Opinion (APB) No.
11. The cumulative effect of implementing SFAS No. 109 as of January 1, 1993 resulted in a non-cash increase to net income of $23.5 or $.27 per share.

SFAS No. 112 requires employers to accrue the costs and obligations of postemployment benefits (severance, disability, and related life insurance and health care benefits) to be paid to inactive or former employees. Prior to adoption, the Company had recognized expense for the cost of these benefits either on an accrual or on an "as paid" basis, depending on the plan. The cumulative effect of implementing SFAS No. 112 resulted in a non-cash after-tax charge to net income of $16.1 or $.18 per share as of January 1, 1993.

                 Crown Cork & Seal Company, Inc.

C. Acquisitions

On April 16, 1993, the Company's acquisition of the Van Dorn Company was completed through the issuance of 3,631,624 shares of the Company's common stock valued at approximately $140, and the payment in cash of approximately $37. The cash portion was financed through cash from operations. Van Dorn's Plastic Machinery Division was then sold on April 20, 1993 for approximately $81 in cash to an affiliate of Mannesmann Demag, AG. During 1993, the Company through its affiliate, CONSTAR International, also acquired, in separate transactions, Wellman, Inc.'s 50% interest in Wellstar Acquisition, B.V., for consideration of approximately $33 in cash, and the minority interest in Wellstar Acquisition's affiliate, Wellstar Holding, B.V. The Company now owns 100% of Wellstar Holding.

During 1992, the Company acquired the outstanding stock of Constar International, Inc. (CONSTAR) for approximately $519 in cash, which was financed through bank borrowings. Additionally, during 1992, the Company acquired in separate transactions with an aggregate cost of approximately $20, the stock of a tooling and machine overhaul company in Wisconsin, the assets of a coil coating facility in Ohio and the assets of a crown manufacturer in Texas. The cost of these acquisitions was financed through cash from operations.

In 1991, the Company acquired all of the outstanding stock of Continental Can International Corporation, Inc. (Continental International) from Continental Can Europe, Inc. for $125 in cash of which $94 was financed through bank borrowings. Included in this acquisition were a wholly-owned subsidiary in Mexico, a majority-owned subsidiary in Hong Kong and minority interests in joint ventures in the Middle East, Asia and South America. During 1991, the Company also acquired, in separate transactions with an aggregate cost of approximately $110, the stock of machinery operations in Florida and the Philadelphia area, the stock of a can manufacturer in Orlando, Florida, the assets of a beverage closure business in Virginia and the assets of a can manufacturer in Canada. The cost of these acquisitions was funded through the issuance of 469,800 shares of the Company's common stock valued at approximately $13 and cash of approximately $97. The cash portion was financed through bank borrowings of approximately $85 and cash from operations of approximately $12.

For financial reporting purposes, all of the acquisitions above were treated as purchases. An excess purchase price of approximately $632 has been determined, based upon the fair values of assets acquired and liabilities assumed in connection with the above acquisitions. A final allocation of the purchase price for 1993 acquisitions will be determined during 1994 when appraisals and other studies, particularly relating to restructuring costs, are completed. The operating results of each acquisition are included in consolidated net income from the date of acquisition.

The following represents the unaudited pro forma results of operations as if the above noted business combinations had occurred at the beginning of the respective year in which the companies were acquired as well as at the beginning of the immediately preceding year:


(unaudited)                                      1993        1992
                                                 ----        ----
Net sales                                   $ 4,250.3    $ 4,630.1
Income before income taxes and cumulative
    effect of accounting changes                275.5        242.6
Net income before cumulative effect
   of accounting changes                        179.2        147.2
Earnings per average common share before
    cumulative effect of accounting changes $    2.06    $    1.69

The pro forma operating results include each company's results of operations for the indicated years with increased depreciation and amortization on property, plant and equipment along with other relevant adjustments to reflect fair market value. Interest expense on the acquisition borrowings has also been included.

                 Crown Cork & Seal Company, Inc.


The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.



D. Receivables

                                                   1993           1992
                                                   ----           ----
Accounts and notes receivable                   $  482.3       $  533.1
Less: Allowance for possible losses                 (6.2)          (6.7)
                                                --------       --------
    Net trade receivables                          476.1          526.4
Miscellaneous receivables                           56.8           57.4
                                                --------       --------
                                                $  532.9       $  583.8
                                                 =======        =======

E. Inventories

                                                   1993           1992
                                                   ----           ----
Finished goods and work in process              $  329.7       $  327.4
Raw materials and supplies                         370.0          332.5
                                                --------       --------
                                                $  699.7       $  659.9
                                                 =======        =======

Approximately 57% and 53% of worldwide inventories at December 31, 1993 and 1992, respectively, were stated on the last-in, first-out (LIFO) method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 1993 and 1992, total inventories would have been $26.8 and $37.6 higher, respectively.


F. Investments

                                                   1993           1992
                                                   ----           ----
January 1                                       $   55.6       $   44.5
Change in reporting entity                         (17.7)          (6.3)
Dividends received from equity affiliates           (7.1)          (4.6)
Equity in earnings of joint ventures                 5.0            6.3
Sale of investments                                 (2.8)
Change in cumulative translation on net
    assets of equity affiliates                      (.3)          (3.9)
Acquisition of equity and investments in
    joint ventures                              $    9.9       $   19.6
                                                 -------        -------
December 31                                     $   42.6       $   55.6
                                                 =======        =======

In January 1993, the Company sold 30% of its joint venture interest located in Saudi Arabia.

During 1993, Constar International, a wholly-owned subsidiary, invested $9.9 in new joint ventures, primarily in Mexico and Turkey.

In October 1992, the Company acquired all the outstanding stock of Constar International. With this acquisition the Company acquired a direct voting interest in Wellstar Acquisition, B.V. (Wellstar), a Dutch joint venture. During 1993, the Company acquired the remaining interest in Wellstar and has consolidated its results since acquiring a majority interest.

                 Crown Cork & Seal Company, Inc.


During 1992, the Company determined that it had operational and financial control over its joint venture investment located in China. Accordingly, the Company has consolidated the financial results of this joint venture in 1992. The effect on the Company's financial position is not significant. There was no effect on consolidated 1992 net income and prior periods have not been restated for this change in reporting entity.



G. Property, Plant and Equipment

                                                   1993           1992
                                                   ----           ----
Buildings                                       $  422.0       $  336.5
Machinery and equipment                          1,781.9        1,566.6
                                                --------       --------
                                                 2,203.9        1,903.1
Less:  Accumulated depreciation and
       amortization                               (889.1)        (742.6)
                                                --------       --------
                                                 1,314.8        1,160.5
Land                                                92.0           76.2
Construction in progress                           186.7          136.6
                                                --------       --------
                                                $1,593.5       $1,373.3
                                               =========      =========


H. Consolidated Non-U.S. Subsidiaries

The condensed financial statements of the majority-owned non-U.S.
subsidiaries are as follows:

Statements of income                         1993           1992           1991
                                             ----           ----           ----
Net sales                                $  1,320.6     $  1,369.6     $  1,342.7
Costs, expenses and other income           (1,244.1)      (1,326.2)      (1,270.4)
Translation and exchange adjustments          (10.7)         (11.0)          (7.0)
Provision for income taxes                    (21.9)         (19.3)         (25.7)
Minority interests                             (6.5)          (4.6)          (3.1)
                                         ----------     ----------     ----------
Net income before changes in
   accounting                            $     37.4     $      8.5     $     36.5
                                         ==========     ==========     ==========

Net income from consolidated non-U.S. subsidiaries in 1992 reflects the Company's continuing efforts to restructure its businesses in Europe and Canada.

Foreign exchange losses emanate primarily from the Company's holdings in Latin America. In 1991, the functional currency for the Company's affiliates in Mexico was changed to the local currency in accordance with the provisions of SFAS No. 52.

On May 16, 1991, the Company acquired all the outstanding stock of Continental Can International Corporation. With this acquisition, the Company acquired a wholly-owned subsidiary in Mexico and a majority-owned affiliate in Hong Kong. The results of operations from the date of acquisition and the financial position are consolidated herein.

                 Crown Cork & Seal Company, Inc.


Combined net assets of non-U.S. subsidiaries reflected in the Consolidated Balance Sheets are:

                                                   1993           1992
                                                   ----           ----
Cash and cash equivalents                       $   29.1       $   26.8
Other current assets                               470.5          463.7
Goodwill (net)                                     195.3          148.5
Property, plant and equipment (net)                575.7          488.4
Other assets                                        31.0           29.3
                                                 -------        -------
    Total assets                                 1,301.6        1,156.7
                                                 -------        -------
Current liabilities                                403.8          400.3
Long-term debt                                      91.6           89.0
Deferred income taxes                               19.6           55.8
Minority interests                                  53.7           45.6
Other liabilities                                   68.3           50.0
                                                 -------        -------
   Total liabilities                               637.0          640.7
                                                 -------        -------
   Net assets                                   $  664.6       $  516.0
                                                 =======        =======


I. Short-Term Debt

                                                        1993         1992        1991
                                                        ----         ----        ----
Commercial paper                                     $  324.0     $ 154.0     $   61.3
Notes payable to banks/overdrafts                        48.9        39.4         16.6
                                                      -------     -------      -------
                                                     $  372.9     $ 193.4     $   77.9
                                                      =======     =======      =======
Weighted average interest rates on debt at year end:
  Commercial paper                                        3.5%        5.4%         8.0%
  Notes and overdrafts                                    8.5%        6.7%        17.5%
Weighted average interest rates on debt outstanding
  during year:
  Commercial paper                                        3.6%        5.0%         7.3%
  Notes and overdrafts                                    9.2%       11.3%        13.8%
Weighted average amount of debt
   outstanding during the year                       $  529.5     $ 255.7     $  289.3
Maximum short-term borrowings during the year        $  651.1     $ 342.6     $  397.2


Domestic and Canadian operations' working capital requirements are funded on a short-term basis through the issuance of commercial paper. Short-term funds for certain international operations are obtained through bank overdrafts and short-term notes payable.

The weighted average interest rates for the years ending December 31, 1993, 1992 and 1991 were determined using the average rate for each month.

The Company has additional unused lines of credit amounting to $550 available under formal borrowing arrangements with various banks.

                 Crown Cork & Seal Company, Inc.



J. Accounts Payable and Accrued Liabilities

                                                   1993           1992
                                                   ----           ----
Trade accounts payable                          $  492.9       $  446.7
Employee benefits                                  136.2          131.6
Salaries, wages and other compensation              23.2           23.6
Environmental                                        3.3            3.3
Restructuring                                       54.3           64.6
Deferred taxes                                      11.9
Other                                               73.5           60.6
                                                 -------        -------
                                                $  795.3       $  730.4
                                                 =======        =======

Cash payments for interest were $82.2 in 1993, $78.4 in 1992 and $87.3 in 1991.



K. Other Non-Current Liabilities

                                                   1993           1992
                                                   ----           ----
Postemployment benefits                         $   17.3
Restructuring                                       50.9       $   30.3
Deferred taxes                                      19.6          196.4
Environmental                                        8.0            8.0
Other                                               20.4           28.3
                                                  ------         ------
                                                $  116.2       $  263.0
                                                  ======         ======

Recognition of tax benefits associated with postretirement benefits resulted in a decrease of $190.4 in the deferred tax liability.

                 Crown Cork & Seal Company, Inc.

L. Long-Term Debt

Long-term debt at December 31, consisted of the following:        1993           1992
                                                                  ----           ----
Private placements:
  9.17% notes due 6/30/93                                                     $  100.0
  8.49% notes due in three installments of $50
  from 3/31/94 through 3/31/96                                 $  150.0          150.0
Floating Rate Bank Term Loan due in three installments
  of $50 from 12/31/95 through 12/31/97                           150.0          150.0
Floating Rate Bank Term Loan due 4/16/94                                         525.0
Constar 10.12% senior notes due in installments of
  $5 from 9/15/93 through 9/15/98                                  25.0           30.0
Van Dorn 8.62% senior notes due in installments of
  $4.47 from 12/1/93 through 12/1/01                               35.8
5.875% notes due 4/15/98                                          100.0
6.75% notes due 4/15/03                                           199.3
8.00% debentures due 4/15/23                                      199.3
Other notes at various rates                                                        .9
                                                                 ------         ------
  Total United States                                             859.4          955.9
Canadian dollar private placements:
  12.58% notes due 3/29/93                                                        78.7
  11.75% notes due 3/30/94                                         37.8           39.3
  11.50% notes due 3/30/95                                         37.8           39.3
Hong Kong dollar notes: (1)
  Hibor + 1/2% (approx 4.25%) due in installments
    through 12/31/94                                                1.7            3.5
  Hibor + 1/2% (approx 4.25%) due in installments
    through 7/31/93                                                                1.2
Emirates Can Company term loan: (1)
  Dibor + 1% (approx 4%) due in twenty quarterly
  payments from 3/94 to 12/98                                      14.0            7.7
Aluplata Opic Finance Agreement: (2)
  7.735% notes due in equal semi-annual installments
  from 7/96 through 1/02                                           28.8
Belgium 3 year revolving loan agreement: (3)
  Bibor + 40 bp (approx 7.8%) repayment required 12/96             13.8
Italy 5.61% bank note, final installment due 4/94                    .1             .3
                                                                 ------         ------
  Total International                                             134.0          170.0
                                                                 ------         ------
  Less: Current maturities                                       (101.9)        (186.0)
                                                                 ------         ------
  Total Long-term debt                                         $  891.5       $  939.9
                                                                 ======         ======

Notes:
  (1) Such indebtedness is non-recourse to the Company and is guaranteed only by the assets of the respective subsidiary.
  (2) Such indebtedness becomes non-recourse to the Company upon satisfaction of project completion requirements.
  (3) Total facility is for 1,500 Belgian Francs. At December 31, 1993, 500 Belgian Francs were drawn.

The aggregate maturities on all long-term debt are $101.9, $150.1, $128.5, $67.1 and $117.1 for each of the years ending December 31,1994 through 1998, respectively.

                 Crown Cork & Seal Company, Inc.

Proceeds from the shelf registration filed in January 1993 were used to repay the $525 term loan. The Company has $100 remaining on the shelf registration.

The carrying value of total debt as of December 31, 1993 and 1992 does not differ materially from its estimated market value.



M.  Stock Options

All amounts below have been adjusted to reflect the 3 for 1 stock split to shareholders of record as of May 12, 1992.

In accordance with the Incentive Stock Option Plan adopted in December 1983, options to purchase 7,200,000 Common Shares have been granted to officers and key employees. Options were granted at market value on the date of grant and are exercisable beginning one year from date of grant and terminate up to ten years from date of grant.

Transactions for 1993, 1992 and 1991 are as follows:   1993        1992         1991
                                                       ----        ----         ----
Options outstanding January 1                         482,040     841,275    1,171,854
Granted                                                     0           0            0
Exercised                                            (366,540)   (348,735)    (326,079)
Canceled                                              (16,500)    (10,500)      (4,500)
                                                     --------    --------     --------
Options outstanding at December 31                     99,000     482,040      841,275
                                                     ========    ========     ========
Options price range at December 31                     $10.44      $10.44        $8.65
                                                                      to          to
                                                                   $14.08       $14.08
Options exercisable at December 31                      9,000     182,040      232,650
Options available for grant at December 31                  0           0            0


In accordance with the non-qualified Stock Option Plan for senior executives, adopted in July 1984, options to purchase 1,980,000 Common Shares have been granted. Options were granted at market value on the date of grant and are exercisable beginning two years from date of grant and terminate five years from date of grant.


Transactions for 1993, 1992 and 1991 are as follows:   1993        1992         1991
                                                       ----        ----         ----
Options outstanding January 1                          56,250     135,000      146,250
Granted                                                     0           0            0
Exercised                                             (56,250)    (78,750)     (11,250)
Canceled                                                    0           0            0
                                                     --------    --------     --------
Options outstanding at December 31                          0      56,250      135,000
                                                     ========    ========     ========
Options price range at December 31                                 $12.62       $10.81
                                                                      to          to
                                                                   $14.25       $15.83
Options exercisable at December 31                          0      33,750       11,250
Options available for grant at December 31                  0           0            0

In accordance with the 1990 Stock-Based Incentive Compensation Plan adopted in December 1990, options to purchase 6,000,000 common shares can be granted to officers and key employees. Options were granted at market value on the date of grant and are exercisable beginning one to two years from date of grant and terminate up to ten years from date of grant. On April 25, 1991, the shareholders

                 Crown Cork & Seal Company, Inc.

approved the proposal to amend the 1990 Stock-Based Incentive Compensation Plan to increase the number of shares available for awards by 1,500,000 to an aggregate of 6,000,000 shares.



Transactions for 1993, 1992 and 1991 are as follows:   1993        1992         1991
                                                       ----        ----         ----
Options outstanding January 1                       4,005,300   4,513,500    3,516,000
Granted                                               765,854     283,800    1,243,500
Exercised                                            (971,589)   (585,375)           0
Canceled                                             (276,250)   (206,625)    (246,000)
                                                    ---------   ---------    ---------
Options outstanding at December 31                  3,523,315   4,005,300    4,513,500
                                                    =========   =========    =========
Options price range at December 31                     $16.96      $16.96       $16.96
                                                         to           to          to
                                                       $40.00      $38.50       $23.33
Options exercisable at December 31                    572,436     384,375            0
Options available for grant at December 31            919,721   1,409,325    1,486,500


N. Pensions and Other Retirement Benefits

Pensions
The Company sponsors various pension plans, covering substantially all U.S., Canadian and some non-U.S. and non-Canadian employees and participates in certain multi-employer pension plans. The company-sponsored plans are currently funded. The benefits for these plans are based primarily on years of service and the employees' remuneration near retirement. Contributions to multi-employer plans in which the Company and its non-U.S. and non-Canadian subsidiaries participate are determined in accordance with the provisions of negotiated labor contracts or applicable local regulations.

Plan assets of company-sponsored plans of $1,253.4 consist principally of common stocks, including $241.3 of the Company's common stock.

Pension income amounted to $18.6 (including expense of $5.7 for non-company sponsored plans) in 1993, income of $4.8 (including expense of $6.0 for non-company sponsored plans) in 1992 and expense of $14.8 (including expense of $3.8 for non-company sponsored plans) in 1991. Pension cost for non-U.S. and non-Canadian plans in 1993, 1992 and 1991 was determined under statutory accounting principles which are not considered materially different from U.S. generally accepted accounting principles.

The 1993, 1992 and 1991 components of pension cost for company-sponsored plans were as follows:


                                                        1993         1992        1991
                                                        ----         ----        ----
Service cost-benefits earned during the period       $   11.4     $  12.6     $    9.5
Interest cost on projected benefit obligations           99.3       100.7         90.3
Return on assets:
  - actual                                             (133.5)     (134.1)      (261.0)
  - deferred gain                                         4.7        13.4        174.0
Amortization of net unrecognized gain at
    January 1, 1986                                       (.7)        (.7)         (.7)
Amortization of net unrecognized gain                    (5.5)       (3.9)        (1.1)
Cost attributable to plant closings                                   1.2
                                                      -------     -------      -------
Total pension (income) cost                          ($  24.3)    ($ 10.8)    $   11.0
                                                      =======     =======      =======

                 Crown Cork & Seal Company, Inc.

The funded status of company-sponsored plans, including the assets and liabilities assumed in connection with acquisitions, at December 31, 1993 and 1992 was as follows:

                                                             Plans in which
                                                            ----------------
                                                     Accumulated       Assets Exceeded
                                                      Benefits           Accumulated
                                                   Exceeded Assets        Benefits
                                                   ---------------     ---------------
                                                   1993      1992      1993      1992
                                                   ----      ----      ----      ----
Actuarial present value of:
  Vested benefit obligation                    ($1,058.2)  ($652.1)  ($236.5)  ($509.3)
  Non-vested benefits                              (13.2)    (15.2)     (2.6)     (4.6)
                                                --------  --------  --------  --------
     Accumulated benefit obligation            ($1,071.4)  ($667.3)  ($239.1)  ($513.9)
                                                ========  ========  ========  ========
Actuarial present value of projected
    benefit obligation                         ($1,085.4)  ($673.9)  ($261.9)  ($541.1)
Plan assets at fair value                          901.8     564.2     351.6     636.8
                                                --------  --------  --------  --------
Plan assets in excess of (less than)  projected
  benefit obligation                              (183.6)   (109.7)     89.7      95.7
Unrecognized (gain) loss at January 1, 1986           .5        .5      (6.0)     (6.9)
Unrecognized net (gain) loss since 1986             96.6       (.1)    (32.6)    (57.9)
Unrecognized prior service cost                      1.7       1.1       1.6       2.0
Minimum liability                                  (84.8)    (12.2)
                                                --------  --------  --------  --------
(Accrued)/Prepaid pension cost at
    December 31                                  ($169.6)  ($120.4)    $52.7     $32.9
                                                ========  ========  ========  ========

In addition to total pension (income) cost shown above, accrued pension cost includes $36.1 and $10.5 related to plan curtailments resulting from plant closings in 1992 and 1991, respectively, the effects of which were allocated to the purchase price of acquired companies.

The Company recognized a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost and previously unrecognized transition obligation, or a reduction of shareholders' equity. The Company had recorded additional liabilities of $84.8 and $12.2 as of December 31, 1993 and 1992, respectively. An intangible asset of $1.5 and a shareholders' equity reduction, net of income taxes, of $46.3 was recorded as of December 31, 1993. The additional liability recognized at December 31, 1992 was allocated to the purchase price of acquired companies.

The weighted average actuarial assumptions for the Company's pension plans are as follows:


                                                         1993        1992         1991
                                                         ----        ----         ----
Discount rate                                            7.1%        8.8%         8.6%
Compensation increase                                    5.2%        5.2%         5.2%
Long-term rate of return                                11.0%       11.0%        10.0%

Other Postretirement Benefit Plans

The Company and certain subsidiaries sponsor unfunded plans to provide health care and life insurance benefits to pensioners and survivors. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Life insurance benefits are generally provided by

                 Crown Cork & Seal Company, Inc.

insurance contracts. The Company reserves the right, subject to existing agreements, to change, modify or discontinue the plans.

The net postretirement benefit cost for 1993 was comprised of the following components:
  Service cost for benefits earned during
    the year                                         $   3.6

  Interest cost on accumulated postretirement
    benefit obligation                                  45.0
                                                    --------

          Net postretirement benefit cost            $  48.6
                                                    ========

Health care claims and life insurance benefits paid totaled $41.6 in 1993, $35.2 in 1992 and $25.1 in 1991.

The following provides a reconciliation of the accumulated postretirement benefit obligation to the liabilities recognized in the Company's balance sheet as of December 31, 1993:
          Retirees                                 ($ 461.2)
          Fully eligible active plan participants     (96.7)
          Other active plan participants              (79.2)
                                                    -------
          Total accumulated obligation               (637.1)
          Unrecognized net loss                        89.1
                                                    -------
          Accrued postretirement benefit
            obligation                             ($ 548.0)
                                                    =======

The health care accumulated postretirement benefit obligation was determined using a health care cost trend rate of 12.5% decreasing to 7% over fifteen years. The assumed long-term rate of compensation increase used for life insurance was 5%. The discount rate used was 7.1%. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligation by $50.0 and the postretirement net benefit cost by $4.1.

Employee Savings Plan

The Company, commencing in 1991, sponsors a Savings Investment Plan which covers all domestic salaried employees who are 21 years of age with one or more years of service. The Company matches with equivalent value of Company stock, up to 1.5% of a participant's compensation. The Company's 1993, 1992 and 1991 contributions were approximately $.9, $.9 and $.6, respectively.



O. Income Taxes

In August 1993, a new income tax law was enacted which increased the maximum corporate income tax rate from 34 percent to 35 percent. The impact on deferred tax assets and liabilities from this change was not significant.

Pretax income before cumulative effect of accounting changes for the years ended December 31 was taxed under the following jurisdictions:

                                                        1993         1992        1991
                                                        ----         ----        ----
Domestic                                             $  214.0     $ 222.3     $  143.5
Foreign                                                  65.8        32.4         65.3
                                                      -------     -------      -------
                                                     $  279.8     $ 254.7     $  208.8
                                                      =======     =======      =======

                 Crown Cork & Seal Company, Inc.

The provision for income taxes consists of the following:
                                                        1993         1992        1991
                                                        ----         ----        ----
Current tax provision:
  U.S. Federal                                                    $   6.0     $   25.5
  State and foreign                                  $   17.8        26.3         16.0
                                                      -------     -------      -------
                                                         17.8        32.3         41.5
                                                      -------     -------      -------
Deferred tax provision:
  U.S. Federal                                           74.5        73.5         31.4
  State and foreign                                       5.1        (4.8)        10.9
                                                      -------     -------      -------
                                                         79.6        68.7         42.3
                                                      -------     -------      -------
                                                     $   97.4     $ 101.0     $   83.8
                                                      =======     =======      =======

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                         1993        1992         1991
                                                         ----        ----         ----
Statutory U.S. tax rates                                 35.0%       34.0%        34.0%
Non-U.S. operations taxed at higher rates                 1.2         4.7          4.3
Other items, net                                         (1.4)        1.0          1.8
                                                        -----       -----        -----
Effective income tax rate                                34.8%       39.7%        40.1%
                                                        =====       =====        =====

The Company paid federal, state, local and foreign (net) income taxes of $11.7 for 1993, $38.7 for 1992 and $70.1 for 1991.

The components of deferred tax assets and liabilities at December 31, 1993 follow:

                                                   Asset       Liability
                                                   -----       ---------
Depreciation                                                   $  219.2
Postretirement and postemployment benefits      $  197.2
Accruals                                            13.0
Inventories                                                        47.2
Tax loss carryforwards                              37.2
Restructuring                                       34.2
Other                                               17.6           12.4
                                                   -----          -----
                                                   299.2          278.8
Valuation allowance                                (31.3)
                                                   -----          -----
                                                $  267.9       $  278.8
                                                   =====          =====

Other non-current assets includes $20.6 of deferred tax assets.

                 Crown Cork & Seal Company, Inc.


Approximately $37.2 of deferred tax assets relating to net operating losses and tax basis differences were available in various foreign tax jurisdictions at December 31, 1993, expiring in the following years:

           1994                                    $  .1
           1995                                       .3
           1996                                       .2
           1997                                      2.9
           1998                                      4.6
           1999                                      1.6
           2000                                      2.2
           2001                                      1.3
           Unlimited                                24.0
                                                   -----
           Total                                    37.2
           Portion applicable to
             minority interests                     (4.0)
                                                   -----
           Net future benefit available          $  33.2
                                                   =====

The Company believes that it is more likely than not that $3.8 of these benefits will be realized by offsetting existing taxable temporary differences that will reverse within the carryforward period. An additional $2.1 is expected to be realized by achieving future profitable operations based on actions taken by the Company.

No net benefit has been recorded for the remaining items. Future recognition of these carryforwards will be made either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized against future earnings. No other tax operating loss or credit carryforwards exist for which the Company has recognized a net financial benefit.

The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $401.2, $385.2 and $419.1 as of December 31, 1993, 1992 and 1991,
respectively. Management has no plans to distribute such earnings in the foreseeable future.



P.   Minority Interests

                                                   1993           1992
                                                   ----           ----
January 1                                       $   45.6       $   14.2
Formation of new jointly-owned subsidiaries          7.7           24.4
Minority interest in net income of
    consolidated subsidiaries                        6.5            4.6
Change in cumulative translation adjustment         (5.4)           (.5)
Dividends paid to minority shareholders             (1.3)          (3.4)
Investment by minority holders                        .6
Change in reporting entity                                          6.3
                                                   -----          -----
December 31                                     $   53.7       $   45.6
                                                   =====          =====

During 1993, the Company formed jointly-owned subsidiaries in China.

During 1992, the Company formed jointly-owned subsidiaries in the United Arab Emirates (Dubai) and South Africa.

                 Crown Cork & Seal Company, Inc.



Q. Leases

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31,1993 are:


      Years ending December 31
      1994                              $  21.7
      1995                                 17.8
      1996                                 12.7
      1997                                 10.2
      1998                                  9.4
      Thereafter                           11.7
                                         ------
      Total minimum payments               83.5
      Less: Total minimum sublease
        rentals                            (6.5)
                                         ------
      Net minimum rental commitments     $ 77.0

Operating lease rental expense (net of sublease rental income of $1.0 in 1993, 1992 and 1991) was $21.9 in 1993, $10.2 in 1992 and $7.9 in 1991.



R. Quarterly Data (unaudited)



                                              1993                                    1992
                                              ----                                    ----
                               First    Second     Third    Fourth     First    Second     Third    Fourth
                               -----    ------     -----    ------     -----    ------     -----    ------
Net sales                     $913.1  $1,168.6  $1,145.7    $935.2    $839.4  $1,018.1  $1,020.9    $902.3
Cost of products sold          813.9   1,023.0     997.3     831.5     749.6     888.3     892.4     809.5
Net income before
  cumulative effect of
  accounting changes            29.4      56.6      59.7      35.2      26.4      48.7      50.5      29.8
Cumulative effect of
  accounting changes           (81.8)
Net income (loss)              (52.4)     56.6      59.7      35.2      26.4      48.7      50.5      29.8

Per share
  Income before
    cumulative effect of
    accounting changes           .35       .65       .68       .40       .30       .56       .58       .35
  Cumulative effect of
    accounting changes          (.96)
  Net income (loss)             (.61)      .65       .68       .40       .30       .56       .58       .35

Market Price
  High                        40 7/8        40    38 1/8    41 7/8    30 1/2    34 1/2    36 7/8    41 1/8
  Low                         35            36    33 1/4    35 1/4    27 3/8    29 7/8    30 5/8    34 3/8


The closing price of the Company's common stock at December 31, 1993 and 1992 was $41.88 and $39.88, respectively.

                 Crown Cork & Seal Company, Inc.


Restatement of previously reported 1993 quarterly data to reflect accounting changes resulted in an increase in the net loss of $16.1 and an increase in the net loss per share of $.18 for the first quarter of 1993. The restatement does not have a material effect on net income for the second and third quarters of 1993.



S. Segment Information by Industry and Geographic Area

A. Industry Segment

                               Net        Operating         % To     Identifiable   Depreciation     Capital
1993                          Sales        Profit         Net Sales     Assets     & Amortization Expenditures
                              -----        ------         ---------    --------    --------------  -----------
Metal Packaging &
  Other . .(2)            $3,367.0        $308.5            9.2       $3,139.3         $140.0         $152.3
Plastic Packaging            795.6          70.2            8.8        1,023.4           51.7          119.0
                           -------       -------        -------        -------        -------        -------
Consolidated . . (6)      $4,162.6        $378.7(4)         9.1       $4,162.7(5)      $191.7         $271.3
                           =======       =======        =======        =======        =======        =======

1992
Metal Packaging
  & Other . . (2)         $3,573.1        $296.4            8.3       $3,014.0         $128.5         $133.2
Plastic Packaging            207.6          23.6           11.4          784.2           13.9           17.4
                           -------       -------        -------        -------        -------        -------
Consolidated . . (6)      $3,780.7        $320.0(4)         8.5       $3,798.2(5)      $142.4         $150.6
                           =======       =======        =======        =======        =======        =======

1991
Metal Packaging
  & Other . . (2)         $3,733.0        $261.4            7.0       $2,867.9         $121.9          $87.9
Plastic Packaging             74.4          10.6           14.2           75.4            6.5            4.3
                           -------       -------        -------        -------        -------        -------
Consolidated              $3,807.4        $272.0(4)         7.1       $2,943.3(5)      $128.4          $92.2
                           =======       =======        =======        =======        =======        =======

B. Geographic Area
1993
United States             $2,842.0        $290.2           10.2       $2,890.2         $133.2         $139.8
Europe                       569.1          32.4            5.7          461.1           25.4           57.0
North and Central America    464.0          23.3            5.0          528.8           24.0           14.2
Other Non-U.S.               287.5          32.8           11.4          282.6            9.1           60.3
                           -------       -------        -------        -------        -------        -------
Consolidated . . (6)      $4,162.6(1)     $378.7(4)         9.1       $4,162.7(5)      $191.7         $271.3
                           =======       =======        =======        =======        =======        =======

1992
United States             $2,411.1        $252.8           10.5       $2,668.3          $90.7          $87.5
Europe                       580.2          28.4(3)         4.9          325.7           19.0           21.6
North and Central America    497.1           9.1(3)         1.8          599.0           24.7           15.9
Other Non-U.S.               292.3          29.7           10.2          205.2            8.0           25.6
                           -------       -------        -------        -------        -------        -------
Consolidated . . (6)      $3,780.7(1)     $320.0(4)         8.5       $3,798.2(5)      $142.4         $150.6
                           =======       =======        =======        =======        =======        =======

1991
United States             $2,464.7        $169.2            6.9       $1,764.0          $79.9          $52.3
Europe                       539.9          43.8            8.1          337.4           19.0           13.7
North and Central America    547.1          28.3            5.2          680.5           23.9           22.0
Other Non-U.S.               255.7          30.7           12.0          161.4            5.6            4.2
                           -------       -------        -------        -------        -------        -------
Consolidated              $3,807.4(1)     $272.0(4)         7.1       $2,943.3(5)      $128.4          $92.2
                           =======       =======        =======        =======        =======        =======


(1)   Transfers between Geographic Areas are not material.
(2) Within "Metal Packaging and Other" is the Company's machinery operation which along with other non-metal packaging domestic affiliates are not significant individually or in the aggregate so as to be reported as a separate segment.

                 Crown Cork & Seal Company, Inc.

(3) Operating profit for 1992 in Europe and North and Central America includes charges made during the year relating to the Company's continuing efforts to restructure its businesses in these regions.
(4)   The following reconciles operating profit to pre-tax income:

                                                   1993           1992           1991
                                                   ----           ----           ----
Operating profit                                $  378.7       $  320.0       $  272.0
Interest and other corporate
  income (expense)*                                (98.9)         (65.3)         (63.2)
                                                 -------        -------        -------
Pre-tax income                                  $  279.8       $  254.7       $  208.8
                                                 =======        =======        =======

* Includes interest income and expense along with other corporate income and expense items, such as exchange gains and losses and goodwill amortization.
(5) The following reconciles identifiable assets to total assets:

                                                   1993           1992           1991
                                                   ----           ----           ----
Identifiable assets                               $4,162.7*      $3,798.2**     $2,943.3***
Corporate assets                                      54.2           26.9           20.2
                                                  -------        -------        -------
Total assets                                      $4,216.9       $3,825.1       $2,963.5
                                                 ========       ========       ========

*   Included in identifiable assets for 1993 is:
  (a)   "United States," $96, relating to the acquisition of the Van Dorn
        Company.
  (b) "Europe," $42, relating to the acquisition of the remaining interest in CONSTAR International's affiliate, Wellstar Acquisition, B.V. and its affiliate Wellstar Holdings, B.V.
** Included in identifiable assets for 1992 is $525, relating to the acquisition of Constar International.
*** Included in identifiable assets for 1991 is:
  (a) "United States," $150.1, relating to the acquisition of Continental Can International Corporation and other domestic companies as outlined in Note C to the financial statements.
  (b) "North America," $61.4, relating to the acquisition of Continental Can International's affiliate in Mexico.
  (c) "Other Non-U.S.," $40.1, relating to the acquisition of Continental Can International's affiliate in Hong Kong.
(6) For the year ended December 31, 1993 and prior to 1992, no one customer accounted for more than 10% of the Company's net sales. For 1992, one customer accounted for approximately 10.6% of the Company's net sales.

Included in "Other Non-U.S." are affiliates in South America, Africa, Asia and the Middle East. Figures for the United States are not comparable due to the late 1992 acquisition of Constar International and the April 1993 acquisition of the Van Dorn Company. Figures for Europe are not comparable due to the 1993 acquisitions of Wellman's interest in Wellstar Acquisition, B.V. and the minority interest in Wellstar Acquisition's affiliate, Wellstar Holding, B.V.

Certain reclassifications of prior years' data have been made to improve comparability.

Crown Cork & Seal Company, Inc. and its Consolidated Subsidiaries


           SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

(in millions) For the Year Ended December 31, 1993

  COLUMN A                 COLUMN B    COLUMN C     COLUMN D    COLUMN E     COLUMN F
  --------                 --------    --------     --------    --------
                                                                  Other
                          Balance at                             Charges    Balance at
                           Beginning   Additions                Additions     End of
Classification             of Period    at Cost   Retirements (Deductions)   Period
- --------------            ----------   ---------  ----------- ------------  ---------
Assets at Cost
Land                        $  76        $   0       $   2       $  18*       $  92
Buildings and Facilities      337           44          18          59*         422
Machinery and Equipment      1567          177          75         113*        1782
Construction in Progress      136           50           2           3*         187
                           ------       ------      ------       ------      ------
                           $2,116        $ 271       $  97       $ 193*      $2,483
                           ------       ------      ------       ------      ------

* Includes $115 million of acquisition costs for the acquisitions of the Van Dorn Company and Wellstar and $108 million for the impact of SFAS 109 partially offset by $41 million for translation adjustments.

(in millions) For the Year Ended December 31, 1992

  COLUMN A                 COLUMN B    COLUMN C     COLUMN D    COLUMN E     COLUMN F
  --------                 --------    --------     --------    --------     --------
                                                                  Other
                          Balance at                             Charges    Balance at
                           Beginning   Additions                Additions     End of
Classification             of Period    at Cost   Retirements (Deductions)    Period
- --------------            ----------   ---------  ----------- ------------   ---------
Assets at Cost
Land                        $ 102        $   2       $  21      $  (7)*       $  76
Buildings and Facilities      295           19           7         30 *         337
Machinery and Equipment      1429           89          35         84 *        1567
Construction in Progress       72           41           6         29 *         136
                           ------       ------      ------       ------      ------
                           $1,898        $ 151       $  69      $ 136 *      $2,116
                           ------       ------      ------       ------      ------

* Includes $219 million of acquisition cost for the various 1992 acquisitions of which $186 million is for the October 1992 acquisition of Constar International, partially offset by $72 million for translation adjustments.

(in millions) For the Year Ended December 31, 1991


  COLUMN A                 COLUMN B    COLUMN C     COLUMN D    COLUMN E     COLUMN F
  --------                 --------    --------     --------    --------     --------
                                                                  Other
                          Balance at                             Charges    Balance at
                           Beginning   Additions                Additions     End of
Classification             of Period    at Cost   Retirements (Deductions)    Period
- --------------            ----------   ---------  ----------- ------------   ---------
Assets at Cost
Land                        $  87        $   1       $   0      $  14 *       $ 102
Buildings and Facilities      245           22           2         21 *         295
Machinery and Equipment      1416           43          21         (9)*        1429
Construction in Progress       47           26           1          0 *          72
                           ------       ------      ------       ------      ------
                           $1,804        $  92       $  24      $  26 *      $1,898
                           ------       ------      ------       ------      ------

* Included $93 million of acquisition cost for the various 1991 acquisitions which individually are not significant. Also included in the finalization of asset valuations for Continental Food and Beverage which was performed in accordance with the guideline presented in APB 16.

Note: The lives assigned to plant and equipment for depreciation purposes are:
                Buildings and Facilities  12 to 40 years
                Machinery and Equipment   5 to 14 years

Crown Cork & Seal Company, Inc. and its Consolidated Subsidiaries

  SCHEDULE VI - ACCUMULATED DEPRECIATION OF PLANT AND EQUIPMENT


(in millions) For the Year Ended December 31, 1993

  COLUMN A                 COLUMN B    COLUMN C     COLUMN D     COLUMN E    COLUMN F
  --------                 --------    --------     --------     --------    --------
                                       Additions                   Other
                          Balance at    Charged                   Charges   Balance at
                           Beginning   to Costs                  Additions    End of
Classification             of Period and Expenses  Retirements (Deductions)   Period
- --------------------     ------------------------- ----------   -----------  --------
Buildings and Facilities    $  84        $  11       $   4        $   0       $  91

Machinery and Equipment       659          150          50          39*         798
                           ------       ------      ------       ------      ------
                            $ 743        $ 161       $  54        $  39       $ 889
                           ------       ------      ------       ------      ------

* Includes $56 million for the impact of SFAS 109 partially offset by $17 million for translation adjustments.


(in millions) For the Year Ended December 31, 1992

  COLUMN A                 COLUMN B    COLUMN C     COLUMN D     COLUMN E    COLUMN F
  --------                 --------    --------     --------     --------    --------
                                       Additions                   Other
                          Balance at    Charged                   Charges   Balance at
                           Beginning   to Costs                  Additions    End of
Classification             of Period and Expenses  Retirements (Deductions)   Period
- --------------------     ------------------------- ----------   -----------  --------
Buildings and Facilities    $  66        $  12       $   3       $    9       $  84

Machinery and Equipment       603          113          29         (28)         659
                           ------       ------      ------       ------      ------
                            $ 669        $ 125       $  32      $  (19)       $ 743
                           ------       ------      ------       ------      ------


(in millions) For the Year Ended December 31, 1991

  COLUMN A                 COLUMN B    COLUMN C     COLUMN D     COLUMN E    COLUMN F
  --------                 --------    --------     --------     --------    --------
                                       Additions                   Other
                          Balance at    Charged                   Charges   Balance at
                           Beginning   to Costs                  Additions    End of
Classification             of Period and Expenses  Retirements (Deductions)   Period
- --------------------     ------------------------- ----------   -----------  --------
Buildings and Facilities    $  69        $  12       $   1     $  (14)*       $  66

Machinery and Equipment       550          106          16        (37)*         603
                           ------       ------      ------       ------      ------
                            $ 619        $ 118       $  17      $ (51)*       $ 689
                           ------       ------      ------       ------      ------

* Includes $21 million of acquisition cost for the 1991 acquisitions and reflects the finalization of asset valuations for Continental Food and Beverage in accordance with the guidelines of APB 16.

Crown Cork & Seal Company, Inc. and its Consolidated Subsidiaries

 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             1 OF 2


(In millions) For the year Ended December 31, 1993

COLUMN A                  COLUMN B     COLUMN C         COLUMN D       COLUMN E
- --------                  --------     --------         --------       --------
                          Balance at   Additions Charged               Balance at
                          Beginning    to Costs and     Deductions -   End of
                          of Period    Expenses         Write - Offs   Period
                          ---------    --------         ------------   -------

Reserves deducted
from assets to
which they apply:

Allowance for losses
on accounts receivable       $6.7           $4.7           $5.2           $6.2
                            =====          =====          =====          =====


(In millions) For the year Ended December 31, 1992


COLUMN A                  COLUMN B     COLUMN C         COLUMN D       COLUMN E
- --------                  --------     --------         --------       --------
                          Balance at   Additions Charged               Balance at
                          Beginning    to Costs and     Deductions -   End of
                          of Period    Expenses         Write - Offs   Period
                          ---------    --------         ------------   -------

Reserves deducted
from assets to
which they apply:

Allowance for losses
on accounts receivable       $6.6           $8.4           $8.3           $6.7
                            =====          =====          =====          =====

(In millions) For the year Ended December 31, 1991


COLUMN A                  COLUMN B     COLUMN C         COLUMN D       COLUMN E
- --------                  --------     --------         --------       --------
                          Balance at   Additions Charged               Balance at
                          Beginning    to Costs and     Deductions -   End of
                          of Period    Expenses         Write - Offs   Period
                          ---------    --------         ------------   -------

Reserves deducted
from assets to
which they apply:

Allowance for losses
on accounts receivable       $8.6           $2.8           $4.8           $6.6
                            =====          =====          =====          =====

Crown Cork & Seal Company, Inc. and its Consolidated Subsidiaries

 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             2 OF 2


(In millions) For the year Ended December 31, 1993


COLUMN A                  COLUMN B     COLUMN C         COLUMN D       COLUMN E
- --------                  --------     --------         --------       --------
                          Balance at   Additions Charged               Balance at
                          Beginning    to Costs and     Deductions -   End of
                          of Period    Expenses         Write - Offs   Period
                          ---------    --------         ------------   -------

Reserves deducted
from assets to
which they apply:

Accumulated Amortization
of Intangibles including
goodwill                    $37.8          $30.4          ($.3)          $68.5
                            =====          =====          =====          =====

(In millions) For the year Ended December 31, 1992


COLUMN A                  COLUMN B     COLUMN C         COLUMN D       COLUMN E
- --------                  --------     --------         --------       --------
                          Balance at   Additions Charged               Balance at
                          Beginning    to Costs and     Deductions -   End of
                          of Period    Expenses         Write - Offs   Period
                          ---------    --------         ------------   ------

Reserves deducted
from assets to
which they apply:

Accumulated Amortization
of Intangibles including
goodwill                    $24.4          $17.6           $4.2          $37.8
                            =====          =====          =====          =====

(In millions) For the year Ended December 31, 1991


COLUMN A                  COLUMN B     COLUMN C         COLUMN D       COLUMN E
- --------                  --------     --------         --------       --------
                          Balance at   Additions Charged               Balance at
                          Beginning    to Costs and     Deductions -   End of
                          of Period    Expenses         Write - Offs   Period
                          ---------    --------         ------------   ------

Reserves deducted
from assets to
which they apply:

Accumulated Amortization
of Intangibles including
goodwill                    $14.2          $10.2            -0-          $24.4
                            =====          =====          =====          =====

Crown Cork & Seal Company, Inc. and its Consolidated Subsidiaries

     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


(In millions)                      For the year ended December 31, 1993

COLUMN A                                         COLUMN B

Item                                       Charged to Costs and
Expenses

Maintenance and repairs                           $170.6

Depreciation of plant and equipment               $161.3

Taxes, other than income (excluding
   payroll taxes)                                 $ 54.7


COLUMN A                                         COLUMN B

Item                                       Charged to Costs and
Expenses

Maintenance and repairs                       $151.9

Depreciation of plant and equipment           $124.8

Taxes, other than income (excluding
   payroll taxes)                             $ 39.2 *


(In millions)                        For the year ended December 31, 1991

COLUMN A                                         COLUMN B

Item                                       Charged to Costs and
Expenses

Maintenance and repairs                       $154.9

Depreciation of plant and equipment           $117.8

Taxes, other than income (excluding
   payroll taxes)                             $ 33.7 *



* Amounts have been restated to exclude payroll taxes so as to be consistent with the requirements of Item 601 Under Regulation S-K.

                 Crown Cork & Seal Company, Inc.



ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.





                            PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I, Item 4a of this Report on page 8 under the heading "Executive Officers of the Registrant") is set forth on pages 3, 4 and 5 of the Company's 1994 definitive Proxy Statement in the section entitled "Election of Directors" and on page 13 in the section entitled "Section 16 Requirements" and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth on pages 6 through 12 of the Company's 1994 definitive Proxy Statement in the section entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth on pages 2 through 5 of the Company's 1994 definitive Proxy Statement in the sections entitled "Proxy Statement Meeting, April 28, 1994" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth on pages 3, 4 and 5 of the Company's 1994 definitive Proxy Statement in the section entitled "Election of Directors" and is incorporated herein by reference

                 Crown Cork & Seal Company, Inc.

                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


a)  The following documents are filed as part of this report:

        (1)  All Financial Statements:

           Crown Cork & Seal Company, Inc. and Subsidiaries (see Part II pages 19 through 39 of this Report).

        (2)  Financial Statement Schedules:

           Schedule Number

    V. -   Property, Plant and Equipment (see page 40 of this Report).
    VI.-   Accumulated Depreciation and Amortization of Property,
           Plant and Equipment (see page 41 of this Report).
    VIII.- Valuation and Qualifying Accounts and Reserves
           (see pages 42 and 43 of this Report).
    IX.-   Short-term Borrowings (see page 28 of this Report).
    X. -   Supplementary Income Statement Information
           (see page 44 of this Report).

     All other schedules have been omitted because they are not applicable or the required information is included in Financial Statements or Notes thereto.

        (3)  Exhibits

         3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 9, 1993 (Registration No. 33-59286)).

         3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

         4.1 Form of the Company's 5-7/8% Note Due 1998 (incorporated by reference to Exhibit 22 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

         4.2 Form of the Company's 6-3/4% Note Due 2003 (incorporated by reference to Exhibit 23 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

         4.3 Form of the Company's 8% Debenture Due 2023 (incorporated by reference to Exhibit 24 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

         4.4 Officers' Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

         4.5 Indenture dated as of April 1, 1993 between the Company and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

                 Crown Cork & Seal Company, Inc.

         4.6 Terms Agreement dated March 31, 1993 (incorporated by reference to
             Exhibit 27 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

             Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

        10.1 Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (No. 1-2227)).

        10.2 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

        10.3 Crown Cork & Seal Company, Inc. Restricted Stock Plan for Non-Employee Directors. (incorporated by the reference to Exhibit
             10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

        10.4 Crown Cork & Seal Company, Inc. 1984 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28 of Registrant's Registration Statement on Form S-8 (No. 33-06261)).

        10.5 Crown Cork & Seal Company, Inc. Retirement Thrift Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 (No. 33-50369)).

        10.6 Crown Cork & Seal Company, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, filed March 16, 1994 (No. 33-52699)).

             Exhibits 10.1 through 10.6, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

         21. Subsidiaries of Registrant.

         23. Consent of Independent Accountants.

b)      Reports on Form 8-K

        There were no reports on Form 8-K by the Registrant during the fourth quarter of calendar year 1993.

                 Crown Cork & Seal Company, Inc.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Crown Cork & Seal Company, Inc.
                                         -------------------------------
                                         Registrant


Date   March 30, 1994
                                         By:    /s/ Timothy J. Donahue
                                            ----------------------------
                                           Timothy J. Donahue
                                           Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                       TITLE

/s/  William J. Avery       3/30/94
- ----------------------------------------
William J. Avery                              Chairman of the Board, President
                                              and Chief Executive Officer
/s/  Alan W. Rutherford     3/30/94
- ----------------------------------------
Alan W. Rutherford                            Director, Executive Vice President
                                              and Chief Financial Officer

                            DIRECTORS
/s/  Henry E. Butwel           3/30/94
- ----------------------------------------      ----------------------------------
Henry E. Butwel                               Owen A. Mandeville, Jr.

/s/  Charles F. Casey          3/30/94        /s/  Michael J. McKenna   3/30/94
- ----------------------------------------      ----------------------------------
Charles F. Casey                              Michael J. McKenna

/s/  Francis X. Dalton         3/30/94        /s/   J. Douglass Scott   3/30/94
- ----------------------------------------      ----------------------------------
Francis X. Dalton                              J. Douglass Scott

/s/  Francis J. Dunleavy       3/30/94        /s/  Robert J. Siebert    3/30/94
- ----------------------------------------      ----------------------------------
Francis J. Dunleavy                           Robert J. Siebert

/s/  Chester C. Hilinski       3/30/94        /s/  Harold A. Sorgenti   3/30/94
- ----------------------------------------      ----------------------------------
Chester C. Hilinski                           Harold A. Sorgenti

/s/  Richard L. Krzyzanowski   3/30/94        /s/  Edward P. Stuart     3/30/94
- ---------------------------------------       ----------------------------------
Richard L. Krzyzanowski                       Edward P. Stuart

/s/ Josephine C. Mandeville    3/30/94
- ----------------------------------------
Josephine C. Mandeville

                              -48-