Form 10-Q
period 1994-03-31
CROWN CORK & SEAL CO INC
filed 1994-05-13
CIK 25890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31,1994

                                    0R

[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT 1934

                      FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-2227

                        Crown Cork & Seal Company, Inc.
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                 23-15264444
 (State or other jurisdiction of incorporation  (I.R.S. Employer Identification
  or organization)                                                     No.)

 9300 Ashton Road, Philadelphia, PA                               19136
   (Address of principal executive office)                     (Zip Code)

                                  215-698-5100
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filesuch reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

There were 89,153,173 shares of Common Stock outstanding as of April 29, 1994.


                This Form 10-Q consists of a total of 11 pages.


                        Crown Cork & Seal Company, Inc.

                        PART -  1 FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                        (In millions except share data)
                                  (Unaudited)

Three months ended March 31,
                                                      1994           1993

Net sales                                          $  943.0        $  913.1

Cost, expenses & other income
   Cost of products sold, excluding depreciation
      and amortization                                779.9           771.0
   Depreciation and amortization                       52.5            42.9
   Selling and administrative expense                  33.1            31.9
   Interest expense                                    21.6            20.1
   Interest income                                 (    1.4)        (   2.6)
   Translation and exchange adjustments                 3.5             2.6
                                                      889.2           865.9
Income before income taxes and cumulative effect
     of accounting changes                             53.8            47.2

   Provision for income taxes                          20.5            17.7
   Equity earnings, net minority interests               .3         (    .1)

Net income before cumulative effect of
     accounting changes                                33.6            29.4

Cumulative effect of accounting changes for::
   Income taxes                                                        23.5
   Postemployment benefits
     (Net of income tax benefit)                                   (   16.1)
   Postretirement benefits other than pensions
     (Net of income tax benefit)                                   (   89.2)

Net income (loss)                                  $   33.6        ($  52.4)

Per average common share data:

Earnings before cumulative effect of accounting
     changes                                       $     .38       $     .35

Cumulative effect of accounting changes for:
   Income taxes                                                          .28
   Postemployment benefits                                         (     .18)
   Postretirement benefits other than pensions                     (    1.06)

Earnings (loss) per average common share           $     .38       ($    .61)

Dividends per share

Average common shares outstanding                  88,872,455       84,350,167

[FN]
The financial statements for 1994 include the operations of the Van Dorn Company and Wellstar B.V., acquired in the second quarter of 1993.

1993 has been restated to reflect the adoption, effective January 1, 1993, of SFAS No. 112.

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.

                    CONSOLIDATED BALANCE SHEETS (Condensed)
                        (In millions except book value)
                                  (Unaudited)


                                                    March 31,      December 31,
                                                      1994             1993

Assets

Current assets
   Cash and cash equivalents                      $    48.6       $    54.2
   Receivables                                        591.1           532.9
   Inventories                                        712.6           699.7
   Prepaid expenses and other current assets           53.2            37.7

     Total current assets                           1,405.5         1,324.5

Long-term notes and receivables                        71.2            67.9
Investments                                            46.6            42.6
Goodwill, net of amortization                       1,109.0         1,119.1
Property, plant and equipment, net                  1,626.2         1,593.5
Other non-current assets                               75.2            69.3

     Total                                         $4,333.7        $4,216.9


Liabilities and Shareholders' Equity

Current liabilities
   Short-term                                      $  686.1        $  372.9
   Current portion of long-term debt                  100.2           101.9
   Accounts payable and accrued liabilities           607.7           795.3
   United States and foreign income taxes              25.5            10.6

     Total current liabilities                      1,419.5         1,280.7

Long-term debt, excluding current maturities          803.5           891.5
Postretirement and pension liabilities                624.2           623.0
Other non-current liabilities                         148.5           116.2
Minority interest                                      56.4            53.7
Shareholders' equity                                1,281.6         1,251.8

     Total                                         $4,333.7        $4,216.9

Book value per common share                           $14.39          $14.09

[FN]
Certain prior year balance sheet items have been reclassified to improve comparability.

The accompanying notes are a integral part of these financial statements.


                        Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOW (Condensed)
                                 (In millions)
                                  (Unaudited)

Three months ended March 31,
                                                        1994           1993

Cash flows from operating activities:
   Net income (loss)                                  $  33.6       ($  52.4)
   Depreciation and amortization                         52.5           42.9
   Accounting changes                                                   81.8
   Equity in earnings of Joint Ventures, net of
     dividends received                                                  4.6
   Change in assets and liabilities, other than debt  ( 235.8)       ( 164.7)

     Net cash used in operating activities            ( 149.7)       (  87.8)

Cash flows from investing activities:
   Capital expenditures                               (  85.3)      (   42.2)
   Acquisition of businesses, net of cash acquired                  (   33.2)
   Proceeds from sale of property, plant and equipment                   4.0
   Other, net                                         (   2.8)           3.8

     Net cash used for investment activities          (  88.1)      (   67.6)


Cash flows from financing activities:
   Proceeds from long-term debt                           5.5            3.0
   Payments of long-term debt                         (  93.6)      (   80.2)
   Net change in short-term debt                         314.7          319.2
   Common Stock:
      Repurchased for treasury                        (    2.5)      (   85.4)
      Issued under various employee benefit plans          5.3            7.0

         Net cash provided by financing activities       229.4          163.6

Effect of exchange rate changes on cash and cash
   equivalents                                             2.8       (    1.4)

Net change in cash and cash equivalents                (   5.6)           6.8

Cash and cash equivalents at beginning of period          54.2           26.9

Cash and cash equivalents at end of period             $  48.6         $ 33.7


[FN]
1993 has been restated to reflect the adoption, effective January 1, 1993, of SFAS No. 112.

The accompanying notes are an integral part of these financial statements



                                     Crown Cork & Seal Company, Inc.

                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (In millions)
                                               (Unaudited)

                                                             Minimum    Cumulative
                               Common    Paid-In   Retained  Pension    Translation   Treasury
                               Stock     Capital   Earnings  Liability  Adjustment    Shares    Total

Balance at December 31, 1993   $592.5    $167.4    $843.1    ($46.3)    ($156.5)      ($148.4)  $1,251.8

Net earnings                                         33.6                                           33.6
Treasury stock purchased                 (  2.2)                                      (    .3)  (    2.5)
Stock issued under employee
   benefit plans                            3.8                                           1.5        5.3
Translation adjustments                                                 (   6.6)                (    6.6)

Balance at March 31, 1994      $592.5    $169.0    $876.7    ($46.3)    ($163.1)      ($147.2)  $1,281.6


                                                             Minimum    Cumulative
                               Common    Paid-In   Retained  Pension    Translation   Treasury
                               Stock     Capital   Earnings  Liability  Adjustment    Shares    Total

Balance at December 31, 1992   $592.5     $95.0    $744.0               ($127.2)      ($160.7)  $1,143.6

Net earnings                                       ( 52.4)                                      (   52.4)
Treasury stock purchased                 ( 72.6)                                      (  12.8)  (   85.4)
Stock issued under employee
   benefit plans                            5.4                                           1.6        7.0
Translation adjustment                                                  (   8.7)                (    8.7)

Balance at March 31, 1993      $592.5     $27.8    $691.6               ($135.9)      ($171.9)  $1,004.1


1993 retained earnings and earnings have been restated to reflect the adoption, effective January 1, 1993, of SFAS No. 112

The accompanying notes are an integral part of these financial statements


                        Crown Cork & Seal Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.   Statement of Information Furnished

     The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position for Crown Cork & Seal Company, Inc. as of March 31, 1994 and the results of operations and cash flows for the periods ended March 31, 1994 and 1993, respectively. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

     Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunctions with the financial statements and notes thereto incorporated by reference in the Company's 1993 Form 10-K Annual Report.

B.   Supplemental Cash Flow Information

     Cash payments for interest, net of amounts capitalized, were $16.0 million and $26.9 million during the first three months of 1994 and 1993, respectively. Cash payments for income taxes amounted to $5.0 million during the first three months of 1994 as compared to a net refund of $12.0 million in 1993.

C.   Inventories
     (in millions)
                                            March 31,         December 31,
                                              1994               1993

     Finished goods and work in process     $391.4             $329.7
     Raw materials and supplies              321.2              370.0
          Total inventories                 $712.6             $699.7

D.   Accounting Changes

     The first quarter 1993 results and financial position have been restated to account for the adoption, in the fourth quarter of 1993, effective
     January 1, 1993, of Statement of Financial Accounting Standards (SFAS)
     No. 112 "Employers' Accounting for Postemployment Benefits". Restatement of the first quarter 1993 net loss resulted in an increase of $16.1 million to the reported loss and $.18 per share to the reported net loss per share. The restatement does not have a material effect on the remaining 1993 quarters.


                        Crown Cork & Seal Company, Inc.,

                         Part I - Financial Information

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Net Income for the first quarter ended March 31, 1994 was $33.6 million or $.38 per share, an increase of 14.3% and 8.6%, respectively, over the prior year's earnings, before cumulative effect of accounting changes, of $29.4 million or $.35 per share. Earnings for 1993 were reduced by a charge of $81.8 million or $.96 per share representing the cumulative effect from the adoption of accounting standards SFAS' No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions", No. 109 "Accounting for Income Taxes" and No. 112 "Employers' Accounting for Postemployment Benefits". The first quarter 1993 results were restated for SFAS No. 112 as it was adopted in the fourth quarter of 1993 but was effective as of January 1, 1993.

     Net sales for the quarter increased 3.3% from $913.1 million in 1993 to $943.0 million in 1994. Within the North American Division sales volumes and dollars have remained relatively unchanged from 1993.
     Sales volume and dollar growth in the food can business, aided by the second quarter 1993 acquisition of Van Dorn, was offset by continued price erosion in beverage cans. Net sales for the Plastics Division continued their growth aided in part by the second quarter 1993 acquisition of Wellstar. Net sales for the International Division increased 3.4% due to the start-up of the consolidated joint venture in the United Arab Emirates as well as the start-up of the 2-piece can operation at the Company's wholly-owned subsidiary in Argentina, Aluplata S.A. Non-U.S. sales were reduced by $15 million compared to 1993 due to the strengthening of the U.S. dollar against the Canadian dollar and certain European currencies.

     Cost of products sold, excluding depreciation and amortization, for 1994 was $779.9 million, a 1.2% increase over 1993. The higher costs primarily resulted from increased sales in the Plastics and International divisions. As a percentage of net sales, cost of products sold has declined to 82.7% in 1994 from 84.4% for the first quarter of 1993 and 83.5% for the entire year of 1993. The improvement reflects the Company's worldwide cost containment programs.

     Selling and administrative expenses for the first quarter were $33.1 million, an increase of 3.8% over 1993. These expenses have increased primarily due to the businesses acquired in 1993 and the start-up of the operations in the United Arab Emirates and in Argentina. As a percentage of net sales these expenses were unchanged from the prior year at 3.5%.

     Net interest expense was $20.2 million for 1994, an increase of 15.4% over the 1993 amount of $17.5 million. The increase is due to the refinancing of the bridge loan which was used to acquire CONSTAR International, the borrowings necessary to fund the continued expansion of the Plastics Division, the 1993 acquisition of Wellstar and funding of new operations in the United Arab Emirates and Argentina.



                        Crown Cork & Seal Company, Inc.,

                         Part I - Financial Information

Item 2.   Managements Discussion and Analysis  (Continued)

     Liquidity and Capital Resources

     Net cash used in operations during the three months ended March 31, 1994 increased by 70.5% from $87.8 million in 1993 to $149.7 million in 1994. This increase is due to the seasonal build-up of inventories and receivables.

     Capital expenditures of $85.3 million represent an increase of 102.1% over 1993. Spending in the North American Division totaled $37.2 million. Major spending was for a new technical center and aerosol plant in Alsip, Illinois, for 2-piece food can lines in Owatonna, Minnesota and the conversion of beverage can and end lines to a 202 diameter at various plants. Spending in the Plastics Division totaled $39.9 million. The growth in the spending for the Plastics Division is evidence of the Company's commitment to its global customers to provide them with plastic containers. The Company plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain cost as well as those that provide growth opportunities.

     Net cash provided from financing activities during the three months ended March 31, 1994 increased by 40.2% due primarily to reduced repurchases of the Company's common stock. In January 1993, the Company had purchased
     2.5 million shares from CCL Industries for $84.8 million. The reduction in treasury share purchases was partially offset by the payment of $50 million of domestic private placement debt.

     Total debt, net of cash and cash equivalents, at March 31, 1994 was $1,541.2 million and represented an increase of 17.5% over the December 31, 1993 level of $1,312.1 million. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 53.5% at March 31, 1994 as compared to 50.1% at December 31, 1993.
     Total debt, net of cash and cash equivalents, was approximately equal to that as at March 31, 1993; but, as a percentage of total capitalization, 1994 debt improved from 59.2% ,adjusted for the restatement of 1993 equity for SFAS 112, to 53.5%. This improvement was primarily due to the issuance of approximately 3.6 million shares for the acquisition of Van Dorn in the second quarter of 1993 as well as from income growth amounting to $185.1 million since the end of the first quarter of 1993.

     Environmental Matters

     As environmental considerations continue to represent one of the criteria by which the Company evaluates projects, products, processes and purchases, the Company announced on March 29, 1994 that it plans to expand its recycling program to include plastic packaging. The capital costs associated with this project are approximately $6 million. The recycling facility near Charlotte in Polkton, North Carolina is expected to commence operations in June 1994. The facility will be capable of processing approximately 40 million pounds per year of post-consumer polyethylene terephthalate (PET) and high density polyethylene (HDPE) containers.
     These containers are used by consumer product companies in the beverage, processed food and household products industries among others. Post-consumer containers delivered to the facility will be sorted, ground, washed and repelletized for use in the production of new containers by Crown's subsidiary, CONSTAR International.


      9                        Crown Cork & Seal Company, Inc.

                          Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held April 28, 1994. The matters voted upon and the results of the vote are as follows:

                                               - -   V  O  T  E  S  - -

(1)     Election of the Board
         of Directors:
                                           FOR         AGAINST       WITHHELD

        William J. Avery                78,554,119     115,500       299,104
        Henry E. Butwel                 78,666,582       3,037       299,104
        Charles F. Casey                78,666,377       3,242       299,104
        Francis X. Dalton               78,664,189       5,430       299,104
        Francis J. Dunleavy             78,659,745       9,874       299,104
        Chester C. Hilinski             78,660,274       9,345       299,104
        Richard L. Krzyzanowski         78,666,835       2,784       299,104
        Josephine C. Mandeville         78,665,187       4,432       299,104
        Owen A. Mandeville, Jr.         78,664,413       5,206       299,104
        Michael J. McKenna              78,635,944      33,675       299,104
        Alan W. Rutherford              78,559,444     110,175       299,104
        J. Douglass Scott               78,663,335       6,269       299,104
        Robert J. Siebert               78,556,595     113,024       299,104
        Harold A. Sorgenti              78,666,130       3,489       299,104
        Edward P. Stuart                78,551,675     117,944       299,104



                                             FOR       AGAINST       ABSTAINING
(2)  The resolution for the adoption
     of the  Crown Cork & Seal Company,
     Inc. Stock Purchase Plan.           77,943,181    812,213       213,279


                                              FOR      AGAINST       ABSTAINING
(3)  The resolution requiring the
     Company to adopt a Code of
     Conduct for Business Operating in
     South Africa and to report thereon   3,995,651    64,721,759    2,804,756


                      Crown Cork & Seal Company, Inc.

                        Part II - Other Information

Item 5. Other Information

     On March 29, 1994, the Company announced its plans to expand its recycling program to include plastic packaging. Nationwide Recyclers, Inc.
     a wholly-owned subsidiary of Crown, is an established recycler of used aluminum and bimetallic beverage cans. This subsidiary expects to commence operations for the recycling of plastics in June 1994.

     On January 27, 1994, the Company announced that it had agreed in principle to acquire the Container Division of TriValley Growers. With the pending acquisition, the Company seeks to continue to expand its food can business.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits - none

     b. Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended March 31, 1994.




                        Crown Cork & Seal Company, Inc.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Crown Cork & Seal Company, Inc.
                                   Registrant

Date   May 13, 1994                By:/s/Timothy J. Donahue
                                         Timothy J. Donahue
                                         Financial Controller