Form 10-Q
period 1994-06-30
CROWN CORK & SEAL CO INC
filed 1994-08-15
CIK 25890

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                    OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO


                       COMMISSION FILE NUMBER 1-2227


                      CROWN CORK & SEAL COMPANY, INC.
          (Exact name of registrant as specified in its charter)


               Pennsylvania                           23-1526444
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
                              or organization)                            No.)

      9300 Ashton Road, Philadelphia, PA                     19136
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

There were 89,118,641 shares of Common Stock outstanding as of July 31, 1994.


This Form 10-Q consists of a total of 13 pages.


                      CROWN CORK & SEAL COMPANY, INC.

                      PART 1 - FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited) (In millions except share data)

Three months ended June 30,                             1994       1993

NET SALES                                             $1,134.5   $1,168.6

COSTS, EXPENSES & OTHER INCOME
   Cost of products sold, excluding depreciation
              and amortization                           932.7      976.5
   Depreciation and amortization                          54.7       46.5
   Selling and administrative expense                     33.2       32.8
   Interest expense                                       22.1       24.8
   Interest income                                    (    1.6)  (    2.4)
   Translation and exchange adjustments                    2.6        2.2
                                                       1,043.7    1,080.4

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                            90.8       88.2

Provision for income taxes                                30.0       31.4
Equity earnings, net of minority interests                 4.0   (     .2)

NET INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                                       64.8       56.6

CUMULATIVE EFFECT OF ACCOUNTING CHANGES FOR:
   Income taxes
   Postemployment benefits
    (Net of income tax benefit)
   Postretirement benefits other than pensions
    (Net of income tax benefit)

NET INCOME                                            $   64.8   $   56.6

PER AVERAGE COMMON SHARE DATA:

EARNINGS  BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                                   $    .73   $    .65

CUMULATIVE EFFECT OF ACCOUNTING CHANGES FOR:
   Income taxes
   Postemployment benefits
   Postretirement benefits other than pensions


EARNINGS PER AVERAGE COMMON SHARE                     $    .73   $    .65

DIVIDENDS PER SHARE                                     - - -       - - -

AVERAGE COMMON SHARES OUTSTANDING                   89,094,150  87,286,858


[FN]
The financial statements for 1994 include the operations of the Van Dorn Company and Wellstar B.V. acquired in the second quarter of 1993.

The accompanying notes are an integral part of these financial statements


                      CROWN CORK & SEAL COMPANY, INC.

                      PART 1 - FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited) (In millions except share data)


Six months ended June 30,                               1994       1993

NET SALES                                             $2,077.5   $2,081.7

COSTS, EXPENSES & OTHER INCOME
 Cost of products sold, excluding depreciation
          and amortization                             1,712.6    1,747.5
 Depreciation and amortization                           107.2       89.4
 Selling and administrative expense                       66.3       64.7
 Interest expense                                         43.7       44.9
 Interest income                                      (    3.0)  (    5.0)
 Translation and exchange adjustments                      6.1        4.8
                                                       1,932.9    1,946.3
 INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                           144.6      135.4

 Provision for income taxes                               50.5       49.1
 Equity earnings, net of minority interests                4.3   (     .3)

 NET INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                      98.4       86.0

 CUMULATIVE EFFECT OF ACCOUNTING CHANGES FOR:
     Income taxes                                                    23.5
     Postemployment benefits
       (Net of income tax benefit)                               (   16.1)
     Postretirement benefits other than pensions
      (Net of income tax benefit)                                (   89.2)

 NET INCOME                                           $   98.4   $    4.2

 PER AVERAGE COMMON SHARE DATA:

 EARNINGS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                   $   1.11  $   1.00

 CUMULATIVE EFFECT OF ACCOUNTING CHANGES FOR:
    Income taxes                                                      .28
    Postemployment benefits                                      (    .20)
    Postretirement benefits other than pensions                  (   1.04)

 EARNINGS PER AVERAGE COMMON SHARE                     $   1.11  $    .04

 DIVIDENDS PER SHARE                                       -           -

 AVERAGE COMMON SHARES OUTSTANDING                   88,983,915  85,654,213




[FN]
The financial statements for 1994 include the operations the Van Dorn Company and Wellstar B.V. acquired in the second quarter of 1993.

Results for 1993 have been restated to reflect the adoption, effective January 1, 1993, of SFAS No. 112.

The accompanying notes are an integral part of these financial statements.


                      CROWN CORK & SEAL COMPANY, INC.

                  CONSOLIDATED BALANCE SHEETS (Condensed)
                      (In millions except book value)
                                (Unaudited)


                                                       June 30,   December 31,
                                                         1994        1993

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                           $    43.2   $   54.2
  Receivables                                             703.1      532.9
  Inventories                                             732.9      699.7
  Prepaid expenses and other current assets                65.3       37.7

     Total Current Assets                               1,544.5    1,324.5

Long-term notes and receivables                            80.0       67.9
Investments                                                44.9       42.6
Goodwill, net of amortization                           1,129.9    1,119.1
Property, plant and equipment, net                      1,742.3    1,593.5
Other non-current assets                                  100.7       69.3

     TOTAL                                             $4,642.3   $4,216.9

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                                      $  723.4   $  372.9
  Current portion of long-term debt                        98.6      101.9
  Accounts payable and accrued liabilities                692.0      795.3
  United States and foreign income taxes                   22.2       10.6

     Total Current Liabilities                          1,536.2    1,280.7

Long-term debt, excluding current maturities              940.0      891.5
Postretirement and pension liabilities                    627.4      623.0
Other non-current liabilities                             116.9      116.2
Minority interests                                         69.8       53.7
Shareholders' equity                                    1,352.0    1,251.8

     TOTAL                                             $4,642.3   $4,216.9


BOOK VALUE PER COMMON SHARE                            $  15.18   $  14.09


[FN]
Certain prior year balance sheet items have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.


                      CROWN CORK & SEAL COMPANY, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                               (In millions)
                                (Unaudited)


Six months ended June 30,                                1994       1993

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                         $   98.4   $    4.2
   Depreciation and amortization                         107.2       89.4
   Accounting changes                                                81.8
   Equity in earnings of joint ventures,
          net of dividends received                   (    7.7)       1.9
   Minority interest in earnings of subsidiaries           5.7        2.6
   Change in assets and liabilities, other than debt  (  342.8)  (  153.6)

   NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES   (  139.2)      26.3

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (  223.9)  (  122.6)
   Acquisition of businesses, net of cash acquired    (   65.4)  (   60.1)
   Proceeds from sale of property, plant and equipment      .9        5.3
   Proceeds from sale of businesses                                  83.6
   Other, Net                                         (    1.5)  (     .3)

   NET CASH USED IN INVESTING ACTIVITIES              (  289.9)  (   94.1)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from long-term debt                          113.0      504.8
   Payments of long-term debt                         (   91.2)  (  705.0)
   Net change in short-term debt                         379.1      380.7
   Common stock:
    Repurchase for treasury                           (    8.5)  (   86.3)
    Issued under various employee benefit plans            8.0       12.5
   Minority contributions, net of dividends paid          11.4        8.5

   NET CASH PROVIDED BY FINANCING ACTIVITIES             411.8      115.2

Effect of exchange rate changes on cash and
          cash equivalents                                 6.3   (    2.5)

NET CHANGE IN CASH AND CASH EQUIVALENTS               (   11.0)      44.9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          54.2       26.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   43.2   $   71.8

[FN]
The 1993 cashflow excludes the non-cash transaction for the acquisition of the Van Dorn Company. Along with cash, 3,631,624 shares of the Company's common stock valued at $140 million, was issued in that acquisition.

1993 has been restated to reflect the adoption, effective January 1, 1993, of SFAS No. 112.

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.


                                    Crown Cork & Seal Company, Inc.

                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (In millions)
                                               (Unaudited)

                                                              Minimum     Cumulative
                                 Common    Paid-In  Retained  Pension     Translation  Treasury
                                 Stock     Capital  Earnings  Liability   Adjustment   Shares    Total


BALANCE AT DECEMBER 31, 1993     $592.5    $167.4   $843.1   ($ 46.3)     ($156.5)     ($148.4)  $1,251.8

Net earnings                                          98.4                                           98.4
Treasury stock purchased                   (  7.3)                                     (   1.2)  (    8.5)
Stock issued under employee
   benefit plans                              5.6                                          2.4        8.0
Stock issued in business
   combination
Translation adjustments                                                       2.3                     2.3

BALANCE AT JUNE 30, 1994         $592.5    $165.7   $941.5   ($ 46.3)     ($154.2)     ($147.2)  $1,352.0


                                                              Minimum     Cumulative
                                 Common    Paid-In  Retained  Pension     Translation  Treasury
                                 Stock     Capital  Earnings  Liability   Adjustment   Shares    Total


BALANCE AT DECEMBER 31, 1992     $592.5    $ 95.0   $744.0                ($127.2)     ($160.7)  $1,143.6

Net earnings                                           4.2                                            4.2
Treasury stock purchased                   ( 73.4)                                    (  12.9)   (   86.3)
Stock issued under employee
   benefit plans                              9.1                                         3.4        12.5
Stock issued in business
   combination                              122.4                                        18.2       140.6
Translation adjustments                                                   (  20.4)               (   20.4)

BALANCE AT JUNE 30, 1993         $592.5    $153.1   $748.2                ($147.6)    ($152.0)   $1,194.2

[FN]
1993 net earnings has been restated to reflect the adoption, effective January 1, 1993, of SFAS No. 112.

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


A.Statement of Information Furnished

  The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Crown
  Cork & Seal Company, Inc. as of June 30, 1994 and the results of operations and cash flows for the periods ended June 30, 1994 and 1993, respectively. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

  Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's
  1993 Form 10-K Annual Report as well as its first quarter 1994 Form 10-Q.

B.Supplemental Cash Flow Information

  Cash payments for interest, net of amounts capitalized, were $39.4 million during the first six months of both 1994 and 1993, respectively. Cash payments for income taxes amounted to $41.4 million and $11.5 million during the first six months of 1994 and 1993, respectively. The increase in 1994 payments is due primarily to a first quarter 1993 tax refund and minimal payments.

C.Inventories
  (in millions)
                                        June 30,       December 31,
                                         1994              1993

  Finished goods and work in process    $400.6          $329.7
  Raw materials and supplies             332.3           370.0
       Total inventories                $732.9          $699.7

D.Accounting Changes

  The 1993 results for the six months ended June 30 and the financial position at June 30, 1993 have been restated to account for the adoption, in the fourth quarter of 1993, effective January 1, 1993, of Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits". The restatement resulted in a reduction of $16.1 million to earnings and $.20 per share to the reported earnings per share for the six months ended June 30, 1993. The restatement does not have a material effect on the remaining 1993 quarters.


                       Crown Cork & Seal Company, Inc.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)



E.Long-term Debt

  On June 9, 1994, the Company sold $100 million of public debt securities through Salomon Brothers, Inc. and The First Boston Corporation. This transaction represents the final tranche of a shelf registration statement filed with the Securities and Exchange Commission in January 1993. The tranche includes $100 million of 7% notes due 1999, priced at 99.71% to yield 7.02%. Net proceeds from the issue were used to refinance outstanding short-term indebtedness.


                        Crown Cork & Seal Company, Inc.

                         Part I - Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Net Income in the second quarter was $64.8 million or $.73 per share, an increase of 14.5% and 12.3%, respectively, over the prior year's earnings of $56.6 million or $.65 per share. For the six months, net income was $98.4 million or $1.11 per share, an increase of 14.4% and 11.0%, respectively over the prior year's earnings, before cumulative effect of accounting changes, of $86.0 million or $1.00 per share.

      The pricing pressure in beverage cans, along with an ongoing 202 diameter conversion program resulted in lower operating income for this product in North America. The beverage can business outside of North Amercia, however, continues to be an important area of growth for the Company. Income derived from our joint venture operations, particulary in the Far East and Middle East, was up sharply and was reflected in higher equity earnings for the period.

      Net sales for the quarter at $1,134.5 million were 2.9% lower than prior year sales of $1,168.6 million. North American Division net sales declined 7.1% offset by gains in International of 4.9% and Plastics of 9.1%. In North America, sales were affected by continued pricing pressures in beverage cans. Additionally, comparative net sales for the Company's non-U.S. affiliates were down $16 million due to the strength of the U.S. dollar in 1994. Net sales for the six months were relatively unchanged from 1993 amounting to $2,077.5 million as compared to $2,081.7 million in 1993, a decrease of .2%. In general, volumes in most product lines are up over 1993 with both beverage can and plastic container volumes experiencing strong customer demand. Year-to-date net sales of the Company's non-U.S. affiliates were lower by $31 million due to the strength of the U.S. dollar during the period.

      Cost of products sold, excluding depreciation and amortization, for the second quarter 1994 was $932.7 million, a 4.5% decline from 1993.
      The reduction is due primarily to lower raw material costs in North America as well as the impact of productivity improvements, research and development and continuing programs to contain and reduce costs. For the six months, cost of products sold was $1,712.6 million or 82.4% of net sales, a reduction of 2% from the 1993 level of $1,747.5 million.
      The market for certain of our basic materials is tightening, as economies around the world improve and with it pressure on costs is anticipated. The Company's ability to source such materials with increasing effectiveness is an ongoing objective. For the six months depreciation and amortization was 5.2% of net sales in 1994 as compared to 4.3% in 1993. This increase primarily reflects the Company's increased level of capital investment to improve productivity and efficiencies as well as to meet customer demand for new products.

      Selling and administrative expenses for the second quarter were $33.2 million, an increase of 1.2% over 1993. These expenses have increased primarily due to the 1993 acquisitions of Van Dorn and Wellstar B.V.
      and the start-up of the operations in the United Arab Emirates and in Argentina. As a percentage of net sales these expenses were 2.9% in 1994 as compared to 2.8% in 1993. For the six months, selling and administrative expenses were $66.3 million or 3.2% of net sales as compared to $64.7 million or 3.1% of net sales in 1993.


                      Crown Cork & Seal Company, Inc.

       Net interest expense was $20.5 million for 1994, a decrease of 8.5% from the 1993 amount of $22.4 million. This improvement is due primarily to the paydowns in March of $36 million in long-term Canadian private placement debt which carried an interest rate of 11.75% and of $50 million in long-term U.S. private placement debt which carried an interest rate of 8.49%. For the six months, net interest expense increased $.8 million or 2.0% over the prior year. This increase is due to (1) the refinancing of the bridge loan which was used to acquire CONSTAR International, (2) the borrowings necessary to fund the continued expansion of the Plastics Division, (3) the 1993 acquisition of Wellstar B.V. and (4) the funding of new operations in the United Arab Emirates and Argentina, offset by the above noted debt paydowns.

       In the quarter the effective tax rate improved to 33.0% from 35.6% . This improvement is, to some extent, the result of continued tax planning efforts instituted on a worldwide basis and from increased pre-tax profits for affiliates operating in environments hav low tax rates.

Liquidity and Capital Resources

       Cash flow from operations declined from 1993 by $165.5 million due primarily to the increased working capital requirements of acquired businesses as well as from the growth and continuing investments in the Plastics Division which is being funded on a short-term basis through issuances of commercial paper.

       Capital expenditures of $223.9 million represent an increase of 82.6% over 1993. Spending in the North American Division totaled $79.3 million. Major spending was for the new technical center and aerosol plant in Alsip, Illinois, for two-piece steel food can lines in Owatonna, Minnesota and for the conversion of beverage can and end lines to a 202 diameter at various plants. Spending in the Plastics Division totaled $113.2 million as compared to $37.6 million in 1993. The growth in 1994 spending is evidence of the Company's continuing commitment to invest so as to meet customer demand for products, particularly beverage packaging products both metal and plastic.

       Cash used in the acquisition of businesses relates primarily to the acquisition of Tri Valley Growers' container manufacturing plants in California.

       Total debt, net of cash and cash equivalents, at June 30, 1994 was $1,718.8 million and represented an increase of 31.0% over the December 31, 1993 level of $1,312.1 million. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 54.7% at June 30, 1994 as compared to 50.1% at December 31, 1993. The increase in total debt to total capitalization is primarily due to the acquisition of Tri Valley on June 27th, seasonal build- up of inventories and receivables as well as capital investment programs to meet customer demand.


                      Crown Cork & Seal Company, Inc.

                        Part II - Other Information


Item 5.   Other Information

       On June 27, 1994, the Company announced that it had completed the acquisition of Tri Valley Growers' container manufacturing facilities in Fremont, Modesto and Merced, California. Tri Valley Growers is an agriculture marketing cooperative which processes and markets fruits and vegetables. The Company and Tri Valley Growers entered into a long-term supply contract.

       On July 8, 1994, the Company announced that it had formed a new joint venture company near Hanoi, Vietnam for the manufacture of two-piece aluminum beverage cans. Construction is expected to commence in the fourth quarter of 1994. The facility will be capable of producing approximately 400 million cans per year and will serve the northern Vietnam soft drink and beer markets, as well as, regional export markets.

       On June 29, 1994 the Company announced that it would rebuild its aluminum beverage can plant in Van Nuys, California that was idled in January 1994 due to earthquake damage.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

             4.1 Form of the Company's 7% Notes due 1999 (incorporated by reference to Exhibit 99.1 of Registrant's Current
                  Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

             4.2 Officers' Certificate of the Company dated June 16, 1994 (incorporated by reference to Exhibit 99.2 of Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

             4.3 Terms Agreement dated June 16, 1994 (incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

            12 Statement of computation of ratio of earnings to fixed charges (incorporated by reference to Exhibit 12 of the Registrant's Current Report on Form 8-K dated June 15, 1994 (File No. 1-2227)).



                      Crown Cork & Seal Company, Inc.

                        Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K (cont'd)



     (b)  Reports on Form 8-K

     During the second quarter of 1994, the Registrant filed Current Reports on Form 8-K for the following event:

     (1)  June 15, 1994
          Item 6. Exhibits - provided the computation of the ratio of earnings to fixed charges for the five years 1989 through 1993 as well as that for the three months ended March 31, 1994 as provided in the Prospectus Supplement, dated June 6, 1994, covering the 7%
          Notes due 1999.

     (2)  June 16, 1994
          Item 5. Other Events - reported the issuance of $100 million of public debt securities as the final tranche of the shelf registration filed with the Securities and Exchange Commission on January 15, 1993.




                      Crown Cork & Seal Company, Inc.





                                 Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Crown Cork & Seal Company, Inc.
                                             Registrant



Dated: August 15, 1994
                                             Timothy J. Donahue
                                             Financial Controller

