Form 10-Q
period 1994-09-30
CROWN CORK & SEAL CO INC
filed 1994-11-16
CIK 25890

    THIS DOCUMENT IS A COPY OF THE FORM 10-Q PREVIOUSLY FILED ON NOVEMBER
       15,1994 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO


                       COMMISSION FILE NUMBER 1-2227


                     CROWN CORK & SEAL COMPANY, INC.
          (Exact name of registrant as specified in its charter)

          Pennsylvania                                 23-1526444
(State or other jurisdiction of           (I.R.S. Employer Identification No.
  incorporation or organization)

 9300 Ashton Road, Philadelphia, PA                             19136
(Address of principal executive offices)                      (Zip Code)

                                   215-698-5100
             (Registrant's Telephone Number, Including Area Code)

Indicated by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No

There were 89,229,930 shares of Common Stock outstanding as of October 31, 1994.

This Form 10-Q consists of a total of 15 pages.


                         Crown Cork & Seal Company, Inc.

                         PART 1 - FINANCIAL INFORMATION

                         CONSOLIDATED STATEMENTS OF INCOME
                          (In millions except share data)
                                    (Unaudited)



Three months ended September 30,                    1994          1993

NET SALES                                        $1,283.3       $1,145.7

COSTS, EXPENSES & OTHER INCOME
  Cost of products sold, excluding depreciation
            and amortization                      1,074.4          948.1
  Depreciation and amortization                      53.1           49.2
  Selling and administrative expense                 34.7           31.6
  Provision for restructuring                       114.6
  Interest expense                                   26.9           24.1
  Interest income                               (     2.1)     (     2.5)
  Translation and exchange adjustments          (      .3)           1.6
                                                  1,301.3        1,052.1

INCOME (LOSS) BEFORE INCOME TAXES               (    18.0)          93.6

  Provision for income taxes                    (     8.4)          33.5

  Equity earnings, net of minority interest           2.1      (      .4)

NET INCOME (LOSS)                               ($    7.5)      $   59.7

PER AVERAGE COMMON SHARE DATA:

EARNINGS (LOSS) PER AVERAGE COMMON SHARE        ($    .08)      $    .68


DIVIDENDS PER SHARE

AVERAGE COMMON SHARES OUTSTANDING               89,115,758     88,306,971




The financial statements for 1994 include the container manufacturing operations of Tri Valley Growers acquired at the end of the second quarter of 1994.

The accompanying notes are an integral part of these financial statements


                          Crown Cork & Seal Company, Inc.

                          PART 1 - FINANCIAL INFORMATION

                          CONSOLIDATED STATEMENTS OF INCOME
                     (Unaudited) (In millions except share data)

Nine months ended September 30,                    1994           1993

NET SALES                                        $3,360.8       $3,227.4

COSTS, EXPENSES, & OTHER INCOME
  Cost of products sold, excluding depreciation
     and amortization                             2,787.0        2,695.6
  Depreciation and amortization                     160.3          138.6
  Selling and administrative expense                101.0           96.3
  Provision for restructuring                       114.6
  Interest expense                                   70.6           69.0
  Interest income                               (     5.1)     (     7.5)
  Translation and exchange adjustments                5.8            6.4
                                                  3,234.2        2,998.4

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGES                     126.6          229.0
  Provision for income taxes                         42.1           82.6
  Equity earnings, net of minority interests          6.4      (      .7)
NET INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                                90.9          145.7

CUMULATIVE EFFECT OF ACCOUNTING CHANGES FOR:
  Income taxes                                                      23.5
  Postemployment benefits
   (Net of income tax benefit)                                 (    16.1)
  Postretirement benefits other than pensions
   (Net of income tax benefit)                                 (    89.2)

NET INCOME                                       $   90.9       $   63.9

PER AVERAGE COMMON SHARE DATA:

NET INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                            $    1.02      $    1.68

CUMULATIVE EFFECT OF ACCOUNTING CHANGES FOR:
  Income taxes                                                        .27
  Postemployment benefits                                      (      .18)
  Postretirement benefits other than pension                   (     1.03)

EARNINGS PER AVERAGE COMMON SHARE                $    1.02      $     .74

DIVIDENDS PER SHARE

AVERAGE COMMON SHARES OUTSTANDING                89,028,346     86,548,183

The financial statements include the container manufacturing operations of Tri Valley Growers acquired at the end of the second quarter of 1994 and the operations of Van Dorn Company and Wellstar B.V. acquired in the second quarter of 1993.

Results for 1993 have been restated to reflect the adoption in the fourth quarter of 1993, effective January 1, 1993, of SFAS No. 112.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                       CONSOLIDATED BALANCE SHEETS (Condensed)
                          (In millions except book value)
                                   (Unaudited)


                                                 September 30,    December 31,
                                                    1994             1993

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                        $   62.3         $   54.2
  Receivables                                         827.6            532.9
  Inventories                                         705.0            699.7
  Prepaid expenses and other current assets            67.4             37.7

   Total Current Assets                             1,662.3          1,324.5

  Long-term notes and receivables                      78.8             67.9
  Investments                                          49.2             42.6
  Goodwill, net of amortization                     1,131.5          1,119.1
  Property, plant and equipment, net                1,782.2          1,593.5
  Other non-current assets                             75.7             69.3

   TOTAL                                           $4,779.7         $4,216.9

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                                  $  845.6         $  372.9
  Current portion of long-term debt                    98.1            101.9
  Accounts payable and accrued liabilities            745.7            795.3
  United States and foreign income taxes               13.2             10.6

   Total Current Liabilities                        1,702.6          1,280.7

  Long-term debt, excluding current maturities        887.5            891.5
  Postretirement and pension liabilities              608.9            623.0
  Other non-current liabilities                       147.5            116.2
  Minority interest                                    69.9             53.7
  Shareholders' equity                              1,363.3          1,251.8

   TOTAL                                           $4,779.7         $4,216.9

BOOK VALUE PER COMMON SHARE                        $  15.29         $  14.09




Certain prior year balances sheet items have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements


                          Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)

Nine months ended September 30,                          1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                          $   90.9      $   63.9
  Depreciation and amortization                          160.3         138.6
  Provision for restructuring                            114.6
  Accounting changes                                                    81.8
  Equity in earnings of joint ventures, net of
             dividends received                      (    10.7)    (     0.3)
  Minority interest in earnings of subsidiaries            9.3           5.2
  Change in assets and liabilities, other than debt  (   464.3)    (   120.6)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  (    99.9)        168.6

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                               (   323.0)    (   185.0)
  Acquisition of businesses, net of cash acquired    (    66.2)    (    58.4)
  Proceeds from sale of property, plant
             and equipment                                 9.5           5.5
  Proceeds from sale of business                                        83.6

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES  (   379.7)    (   154.3)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                           148.5         533.8
  Payments of long-term debt                         (   181.8)    (   711.4)
  Net change in short-term debt                          504.4         260.1
  Common stock:
     Repurchase for treasury                         (    12.6)    (    86.3)
     Issued under various employee benefit plans          12.4          20.4
  Minority contributions, net of dividends paid            7.3           1.9

NET CASH PROVIDED BY FINANCING ACTIVITIES                478.2          18.5

Effect of exchange rate change on cash and cash
          equivalents                                      9.5     (     8.5)

NET CHANGE IN CASH AND CASH EQUIVALENTS                    8.1          24.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          54.2          26.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   62.3      $   51.2

Schedule of non-cash Investing Activities:
  Acquisition of businesses:
   Fair value of assets acquired                         $90.7      $  421.4
   Liabilities assumed                                  ( 24.5)    (   201.9)
   Issuance of common stock (3,631,624 shares)                     (   140.6)
   Cash paid                                             $66.2      $   78.9


1993 has been restated to reflect the adoption in the fourth quarter of 1993, effective January 1, 1993, of SFAS No. 112.

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                                   Crown Cork & Seal Company, Inc.

                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (In millions)
                                            (Unaudited)

                                                                  Minimum   Cumulative
                                 Common     Paid-In    Retained   Pension   Translation    Treasury
                                 Stock      Capital    Earnings   Liability Adjustment     Shares      Total

BALANCE AT DECEMBER 31, 1993     $592.5     $167.4     $843.1     ( 46.3)   ($156.5)       ($148.4)    $1,251.8

Net earnings                                             90.9                                              90.9
Treasury stock purchased                   (  10.9)                                        (   1.7)   (    12.6)
Stock issued under employee
    benefit plans                              8.9                                             3.5         12.4
Translation adjustments                                                        20.8                        20.8

BALANCE AT SEPTEMBER 30, 1994    $592.5     $165.4     $934.0      ($46.3)  ($135.7)       ($146.6)    $1,363.3

                                                                  Minimum   Cumulative
                                 Common     Paid-In    Retained   Pension   Translation   Treasury
                                 Stock      Capital    Earnings   Liability Adjustment    Shares      Total

BALANCE AT DECEMBER 31, 1992     $592.5     $ 95.0     $744.0     $         ($127.2)      ($160.7)    $1,143.6

Net earnings                                             63.9                                             63.9
Treasury stock purchased                   (  73.4)                                       (  12.9)   (    86.3)
Stock issued under employee
    benefit plans                             14.6                                            5.8         20.4
Stock issued in business
    combination                   122.4                                                      18.2        140.6
Translation adjustments                                                     (  26.8)                 (    26.8)

BALANCE AT SEPTEMBER 30, 1993    $592.5     $158.6     $807.9     $         ($154.0)      ($149.6)    $1,255.4

[FN]
1993 net earnings have been restated to reflect the adoption in the fourth quarter of 1993, effective January 1, 1993, of SFAS No. 112.

The accompanying notes are an integral part of these financial statements.


                          Crown Cork & Seal Company, Inc.

                      Notes to Consolidated Financial Statements
                                     (Unaudited)
                 (In million, except per share and employee data)

A. Statement of Information Furnished

   The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Crown
   Cork & Seal Company, Inc. as of September 30, 1994 and the results of operations and cash flows for the periods ended September 30, 1994 and 1993, respectively. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

   Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1993 Form 10-K Annual Report as well as its first and second quarter 1994
   Form 10-Q's.

B. Summary  of Significant Accounting Policies

    Financial Instruments

     The Company enters into contracts with credit-worthy financial institutions to protect against known exposures from adverse foreign exchange and interest rate fluctuations. These financial instruments include forwards, swaps and options and are accounted for as hedges of the Company's committed revenues and costs. These instruments are generally denominated in currencies of major industrial countries.
     Gains and losses resulting from these instruments are recognized in the same period as the underlying hedged transactions. Costs associated with entering into such contracts are generally amortized over the lives of the instruments and are not material to the Company's financial results. Cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

     In assessing fair value of financial instruments, the Company marks the instruments to market by reference to widely quoted closing rates.
     The frequency of fair value assessment is contingent on market volatility and/or the expiration of the contracts.

    Goodwill

     On a periodic basis the Company reviews the recoverability of goodwill based primarily upon an analysis of cash flows from the acquired businesses.

                          Crown Cork & Seal Company, Inc.

                     Notes to Consolidated Financial Statements
                                    (Unaudited)
               (In millions, except per share and employee data)


C. Restructuring

   As discussed in Management's Discussion and Analysis, the Company announced on September 14, 1994 its plans to restructure thirteen metal packaging facilities. The balance of these reserves, (excluding the writedown of assets which are reflected as a reduction of the related asset account), are included within accounts payable and accrued liabilities and other non-current liabilities. The components of restructuring are as follows:

                                                  3rd Quarter       Balance
                                     Provision    1994 Activity     9/30/94

     Employee costs                  $ 58.4       $                 $ 58.4
     Writedown of assets               50.4         50.4              -0-
     Lease termination and/
        property holding costs          6.1                            6.1
     Anticipated gain from sale
         of properties              (  11.1)                       (  11.1)
     Incremental operating losses      10.8                           10.8
                                     $114.6       $ 50.4            $ 64.2


   Employee costs primarily include severance costs to be paid to terminated employees and amounts necessary to reflect pension and retiree medical benefits, as determined by the Company's actuary. Benefits provided to employees to be terminated include only those predetermined benefits fully described in existing union contracts or as described in the Company's Salaried Employee's Benefits handbook". The plan of restructuring only provides for the costs of employees terminated involuntarily.

   The consolidation of the Company's three-piece steel container business into a reduced number of facilities resulted in certain equipment becoming excess. The Company has written down these excess assets to their estimated realizable values. The restructuring charge also includes the estimated losses on the disposal of the related properties.

   Costs provided for lease termination include remaining lease payments and other costs to be incurred in maintaining the property between the closure date of the facility and the lease termination date. Costs provided for property held for sale include costs incurred in maintaining the property from the date of closure of the facility to estimated sale date of the facility.

   The Company has offset the cost of restructuring by gains expected to be realized upon the sale of two facilities. Additionally, the Company has provided for estimated operating losses to be incurred between the announcement date and closure date for affected facilities.


                           Crown Cork & Seal Company, Inc.

                        Notes to Consolidated Financial Statements
                    (In millions, except per share and employee data)
                                      (Unaudited)

   Additionally the Company had previously established reserves to restructure acquired companies and had allocated the cost of such to the purchase price of each acquired company. Amounts relate primarily to employee separation costs to be incurred upon plant closure or reorganization such as severance and the recognition of additional pension and retiree medical liabilities and will be substantially liquidated during 1994 and 1995.
   As of September 30, 1994 remaining balances from these acquisitions were as follows:

        Restructuring accruals:
             Related to 1994 acquisitions                        $  2.0
             Related to 1993 acquisitions                          26.1
        Acquisition restructuring at September 30, 1994           $28.1

D. Supplemental Cash Flow Information

   Cash payments for interest, net of amounts capitalized, were $54.0 million during the nine months of both 1994 and 1993, respectively. Cash payments for income taxes amounted to $63.1 million and $19.9 million during the first nine months of 1994 and 1993, respectively. The increase in 1994 payments is due primarily to a first quarter 1993 tax refund.

E. Inventories

                                             September 30,     December 31,
                                                1994              1993

     Finished goods and work in process         $385.9           $329.7
     Raw materials and supplies                  319.1            370.0
          Total inventories                     $705.0           $699.7

F. Short-Term Debt

   The Company has two additional lines of credit amounting to $550.0 million available under formal borrowing arrangements with various banks.
   At September 30, 1994, the Company had drawn $50.0 million related to these credit lines at a weighted average interest cost of 5.01%.

   These facilities, each in the amount of $275.0 million, with expiration dates of 12/14/94 and 12/20/95, respectively, bear interest at LIBOR plus 37.5 basis points or based upon competitive bid.

G. Accounting Changes

   The 1993 results for the nine months ended September 30 and the financial position at September 30, 1993 have been restated to account for the adoption in the fourth quarter of 1993, effective January 1, 1993, of Statement of Financial Accounting Standards (SFAS) No. 112 "Employers'
   Accounting for Postemployment Benefits".   The restatement resulted in a
   reduction of $16.1 million to net earnings and a $.18 per share reduction to the reported earnings per share for the nine months ended
   September 30, 1993.

                           Crown Cork & Seal Company, Inc.

                           Part 1 - Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

   In the third quarter, the Company announced its plan to restructure thirteen metal packaging facilities in the United States and Canada. Affected by the restructuring are facilities which produce three-piece steel food and aerosol containers. This action is expected to enable the Company to remain competitive in its core metal packaging business by reducing the number of three-piece facilities by 20% as customer volume requirements are consolidated into other locations. Ten plants will be closed, including seven in 1994, and an additional three will be reorganized. The program is expected to be completed within one year. The restructuring charge of $114.6 million; $73.2 million after taxes, includes $58.4 million for employee separation costs related to the elimination of approximately
   850 positions. Employees terminated include most , if not all, employees at each plant to be closed/reorganized including salaried employees and employees of the respective union represented at that plant site.
   Writedowns of assets (inventories, property and equipment, etc.) totaled $50.4 million. Considered in the restructuring charge are anticipated gains from the sale of facilities to be closed. More specific detail of the charge is presented in Note C to the Consolidated Financial Statements.
   The Company estimates that the restructuring, when complete, will generate cost savings of approximately $36 million after tax on a full year basis. While the restructuring is being completed during fiscal year 1995, the Company expects to realize an after tax cost savings of approximately $24 million in 1995. The Company expects that the plan of restructuring will have positive effects on its liquidity and sources and uses of capital resources.

   The Company estimates that of the total restructuring charge of $114.6 million, $71.7 million will be non-cash charges primarily to reflect the writedown of assets. Cash charges, related to the restructuring total $42.9 million and are net of cash to be generated from the sale of properties and equipment of $32.4 million. Cash charges primarily relate to future pension plan contributions and retiree medical benefits to be paid for terminated employees.

   Net income in the third quarter, before the restructuring charge, was $65.7 million or $.74 per share, an increase of 10.1% and 8.8%, respectively, over the prior year. The charge taken for the restructuring, as noted above, was $114.6 million; $73.2 million net of tax or $.82 per share. Following the restructuring the Company reported a net loss in the quarter of $7.5 million or a loss of $.08 per share and year-to-date net income of $90.9 million or $1.02 per share.

   Net sales in the quarter increased 12.0% from $1,145.7 million in 1993 to $1,283.3 million in 1994. The North American increase was 6.7% whereas the increases for the Plastic Division and International Division were in excess of 20%. North American operations benefitted from the recent acquisition of the container manufacturing operations of Tri Valley Growers Container Division as well as strong demand for food and beverage cans from the Company's existing facilities. The International Division sales growth was

                           Crown Cork & Seal Company, Inc.

                           Part 1 - Financial Information

Item 2 - Management's Discussion and Analysis

(continued)

   primarily from its affiliate in Argentina which produces beverage cans and plastic caps and from the Company's majority-owned consolidated joint ventures in China and Dubai. For the nine months ended September 30, 1994, net sales were $3,360.8 million as compared to $3,227.4 million in 1993, an increase of 4.1%. North American Division net sales declined marginally whereas net sales for the International and Plastic Divisions increased 11.3% and 16.5%, respectively, Sales of the Company's non-U.S. affiliates were negatively affected by $30.6 million due to weaker currencies in Canada, Mexico and Africa. In general, volumes in most product lines are up over 1993 with food and beverage cans as well as plastic container volumes experiencing strong customer demand. On August 10th, the Company officially opened its new 2-piece food can plant in Owatonna, Minnesota. The lines are designed to annually produce in excess of one billion cans for customers who pack fresh vegetables and processed food.

   Cost of products sold, excluding depreciation and amortization, increased 13.3% and 3.4% for the quarter and nine months ending September 30, 1994, respectively, and as a percentage of net sales, increased to 83.7% in the quarter compared to 82.9% in the prior year quarter. Year-to-date, as a percentage of net sales, cost of sales decreased to 82.9% from 83.5% in 1993. The higher cost of sales primarily reflects the increased sales reported by the Company both in the quarter and year-to-date.
   Continuing pressure in the pricing of beverage cans in North America, although offset to some extent by improved results in other areas, has affected the Company's gross margin in the quarter. The market for certain of our basic materials continued to tighten, and, as the Company enters the fourth quarter, it faces unprecedented increases in the cost of aluminum can sheet used in the production of beverage cans. The Company's aluminum suppliers are unified in adopting a price formula which will, at present, result in an increase in the price of approximately 40%. The cost of PET and HDPE resin used in plastic containers has been increasing which reflects, according to suppliers, the growing demand for such materials worldwide. The Company has announced to its customers that it intends to increase its prices to reflect these cost increases and it has, in fact, already increased selling prices in certain product lines to reflect the higher cost, both in the United States and International markets.

   The Company continues to be committed to research and development and productivity improvement programs in an effort to reduce future costs. Depreciation and amortization as a percentage of net sales has increased from 4.3% in 1993 to 4.8% in 1994. This increase primarily reflects the Company's increased level of capital investment to improve productivity and efficiencies as well as to meet customer demand for new products.

   Selling and administrative expenses have increased over the prior year, in the quarter and for the nine months, by 9.8% and 4.9%, respectively.
   This increase is due primarily to acquisitions in 1994 and 1993. The Company continues to review and monitor these costs. As a percentage of net sales, selling and administrative expenses were 3% for the nine months ended 1994 and 1993.

                        Crown Cork & Seal Company, Inc

                        Part 1 - Financial Information

Item 2 - Management's Discussion and Analysis

(Continued)

   Liquidity and Capital Resources

   Cash flow from operations declined from 1993 by $268.5 million due primarily to the increased working capital requirements of acquired businesses as well as from the growth and continuing investments in the Plastics Division which is being funded on a short-term basis through issuances of commercial paper.

   Capital expenditures of $323.0 million represent an increase of 75.0% over 1993. Spending in the North American Division totaled $114.3 million.
   Major spending was for the new technical center and aerosol plant in Alsip, Illinois, for two-piece steel food can lines in Owatonna, Minnesota and for the conversion of beverage can and end lines to a 202 diameter at various plants. Spending in the Plastics Division totaled $162.0 million as compared to $58.3 million in 1993. The growth in 1994 spending reflects the Company's continuing commitment to meet the present and future needs of its customers.

   Cash used in the acquisition of businesses relates primarily to the acquisition of Tri Valley Growers' container manufacturing plants in California.

   Total debt, net of cash and cash equivalents, at September 30, 1994 was $1,768.9 million and represented an increase of 34.8% over the December 31, 1993 level of $1,312.1 million. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 55.2% at September 30, 1994 as compared to 50.1% at December 31, 1993.
   The increase in total debt to total capitalization is primarily due to the acquisition of Tri Valley on June 27th, seasonal build-up of inventories and receivables as well as capital investment programs to meet customer demand.





















                        Crown Cork & Seal Company, Inc.

                        Part II - Other Information

Item 5. Other Information

               None



Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

          27. Financial Data Schedule

     b. Reports on Form 8-K

     During the second quarter of 1994 the Registrant filed the following Current Report on Form 8-K:

          (1)   September 14, 1994

          Item 5. Other Events -   reported that the Registrant would incur in
                                   the third quarter a charge to reflect the costs associated with the restructuring of its metal packaging operations in the U.S. and in Canada

          Item 7. Exhibits -       provided a copy of the Registrant's News
                                   Release announcing the restructuring
                                   of its metal packaging operations in
                                   the U.S. and Canada.

























                          Crown Cork & Seal Company, Inc.



                                    Signature

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Crown Cork & Seal Company, Inc
                                     Registrant

Date: November 15, 1994              /s/Timothy J. Donahue
                                        Timothy J. Donahue
                                        Financial Controller








































