Form 10-K405
CROWN CORK & SEAL CO INC
filed 1995-03-31
CIK 25890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ______________ to __________________

                         Commission file number 1-2227

                        Crown Cork & Seal Company, Inc.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                        23-1526444
 (State or other jurisdiction                                 (Employer
of incorporation or organization)                        Identification No.)

  9300 Ashton Road, Philadelphia, PA                             19136
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 215-698-5100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Title of each class                 Name of each exchange on which registered
Common Stock $5.00 Par Value                New York Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 17, 1995, 89,966,519 shares of the Registrant's Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $3,913,543,577.

                      DOCUMENTS INCORPORATED BY REFERENCE
Notice  of  Annual  Meeting  and  Proxy   Statement  dated  March  24,  1995  is
incorporated by reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.

                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I

Item 1            Business.....................................................................................1

Item 2            Properties...................................................................................5

Item 3            Legal Proceedings............................................................................7

Item 4            Submission of Matters to a Vote of Security Holders..........................................7


                                                      PART II

Item 5            Market for Registrant's Common Stock and Related Stockholder Matters.........................7

Item 6            Selected Financial Data......................................................................8

Item 7            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...............................................................9

Item 8            Financial Statements and Supplementary Data.................................................18

Item 9            Disagreements on Accounting and Financial Disclosure........................................42


                                                     PART III

Item 10           Directors and Executive Officers of the Registrant..........................................42

Item 11           Executive Compensation......................................................................42

Item 12           Security Ownership of Certain Beneficial Owners and Management..............................43

Item 13           Certain Relationships and Related Transactions..............................................43


                                                      PART IV

Item 14           Exhibits, Financial Statement Schedule and Reports
                       on Form 8-K............................................................................44

SIGNATURES....................................................................................................47

                                     PART I

ITEM 1.   BUSINESS

                                    GENERAL

Crown Cork & Seal  Company,  Inc.  (the  "Company"  and the  "Registrant")  is a
multinational manufacturer of metal and plastic packaging, including cans, bottles, crowns and closures (metal and plastic) and machinery for filling, packaging and handling. The Company is an international packaging producer and, as such, benefits from, but is also exposed to, the fluctuations of world trade. The Company recognizes that it must constantly review operations worldwide to ensure that it maintains its competitive position. To achieve better productivity, the Company closed or reorganized 31 facilities across nine countries between 1991 and 1994 and is scheduled to close three plants and reorganize three others during 1995. The Company continues to review all operations so that it can determine the appropriate number, size and location of plants, emphasizing service to customers and rate of return to investors.

Financial information about the Company's operations in its two industry segments and within geographic areas is set forth in Part II of this Report on page 38 under Note S of the Notes to the Consolidated Financial Statements entitled "Segment Information by Industry and Geographic Areas".

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


                                  DISTRIBUTION

The Company's products are manufactured in 82 plants within the United States and 70 plants outside the U.S., spanning over 40 countries, and are sold through the Company's sales organization to the food, citrus, brewing, soft drink, oil, paint, toiletry, drug, antifreeze, chemical and pet food industries.

In 1994 and 1993, no one customer accounted for more than 10 percent of the Company's net sales. In 1992, one customer accounted for approximately 10.6 percent of the Company's net sales.


                            RESEARCH AND DEVELOPMENT

With the acquisition of Continental Can International in 1991, the Company acquired an international engineering group currently based at the Company's Alsip Technical Center near Chicago. The technical center enables the Company to enhance its technical and engineering services worldwide both within the Company and to third parties. The Company's research and development expenditures of $21.1 million, $23.3 million and $16.7 million in 1994, 1993, and 1992, respectively, are expected to make a greater contribution to improving and expanding the Company's product lines in the future.

                                   MATERIALS

The Company continues to pursue strategies which enable it to source its raw materials with increasing effectiveness, and may consider vertical integration into the production of certain raw materials, such as PET resin, used in plastic bottle production, if it is advantageous to do so.

                                  SEASONALITY

The Company's metal and plastic beverage container businesses are predominately located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during warmer months of the year. As such, quarterly sales and earnings of the Company have generally been higher and are expected to be higher in the second and third quarters of the calendar year. The Company's other businesses tend not to be affected by significant seasonal variations.

                             ENVIRONMENTAL MATTERS

The Company's operations, like those of others in the industry, generally are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water and emissions into the atmosphere. The Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. Further discussion of the Company's environmental matters is contained in Part II, Item 7 Management's Discussion and Analysis , of this Report on page 16 under the caption Environmental Matters .

                                WORKING CAPITAL

Information relating to the Company's liquidity and capital resources is set forth in Part II, Item 7, "Management's Discussion and Analysis of Operations and Financial Condition", of this Report on pages 13 through 17.

                                   EMPLOYEES

At December 31, 1994, the Company employed 22,373 people throughout the world. A significant number of the Company's employees are covered by collective bargaining agreements of varying terms and expiration dates.

                                METAL PACKAGING

The Metal  Packaging  segment  includes the North  American,  International  and
Machinery Divisions of the Company. This segment in 1994 accounted for approximately 78 percent of net sales and 73 percent of operating profits. This segment manufactures and markets steel and aluminum cans as well as composite cans, crowns (also known as bottle caps) and metal closures. Within the Machinery Division, the Company manufactures filling, packaging and handling machinery. All products are sold through the Company's sales organization to the food, brewing, citrus, soft drink, oil, paint, toiletry, drug, chemical and pet food industries.

The Company believes that price, quality and customer service are the principal competitive factors affecting its business. Based upon sales, the Company believes that it is a leader in the markets for metal packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

The Company's basic raw materials for its Metal Packaging segment's products are tinplate and aluminum. These metals are supplied by the major mills in the countries within which the Company operates plants. Some plants in less-developed countries, which do not have local mills, obtain their metal from nearby more-developed countries. In 1994, the Company obtained more than 90% of its tinplate requirements from ten suppliers with one supplier accounting for more than 20% and obtained its aluminum requirements from ten suppliers of which two suppliers account for 80%. Although sufficient quantities of tinplate and aluminum have been available in the past there can be no assurance that sufficient quantities will be available in the future.

Prior to 1994, the Company entered into annual agreements with its tinplate and aluminum suppliers, pursuant to which the Company obtained price commitments for its tinplate and aluminum requirements for the next calendar year. The Company continues to contract for its tinplate requirements on this basis.

During 1994, the Company's suppliers of aluminum can and end sheet announced and have implemented a new pricing formula for 1995. Pursuant to the new formula, aluminum can and end sheet prices are now directly tied to the price of aluminum ingot on the London Metal Exchange (LME). The formula price is generally the LME spot price of aluminum ingot plus a charge for the cost of converting and transporting aluminum. The Company believes that this new pricing formula is primarily responsible for the significant increase in the cost of aluminum in 1995 as compared to 1994, and that the effect of this new pricing structure will be to transfer the volatility in the commodity markets to the Company.

Historically, the Company has adjusted the prices for its products in response to changes in the cost of tinplate and aluminum. In response to the new aluminum pricing structure, the Company has announced price increases to its customers based upon the price of aluminum ingot on the LME. There can be no assurance, however, that the Company will be able to recover fully any increases or fluctuations in metal prices from its customers. In 1994, consolidated aluminum consumption, primarily for beverage cans and ends, accounted for 36% of the Company's consolidated cost of sales.

The Company, based on net sales, is one of two leading producers of aluminum beverage cans within the United States. This sector of its business, while important to the Company, continues to contribute a decreasing proportion of consolidated net sales (26% in 1994 from 30% in 1993 and 42% in 1991) as other sectors develop and as lower aluminum costs have been passed on to customers. Through 1994, beverage can prices in the United States had declined by more than had been realized in lower aluminum costs. The Company is addressing this situation through ongoing non-metal cost reductions and restructuring of production processes. Beverage can capacity in North America is being redeployed in emerging markets and, to a lesser extent, also is being retrofitted to produce two-piece food cans.

In North America, based on net sales, the Company believes that, as well as being a market leader in beverage cans, it is a market leader in the manufacture and sale of metal packaging to the processed foods, aerosol and other industries. The Company's customers include leading producers of soft drinks, beer, juice, food and aerosol products.

In April 1993, the Company acquired the Van Dorn Company. Van Dorn provides the Company with two piece (drawn) aluminum cans for processed foods and adds additional manufacturing capacity for metal, plastic and composite cans for the paint, chemical, automotive, food, pharmaceutical and household product industries.

On June 27, 1994, the Company acquired the container division of Tri-Valley Growers and signed a long-term supply agreement. This acquisition expands the Company's food can business.

The Company's Canadian operations continued to improve. The Canadian economy has shown some improvement and the Company is encouraged that a continued recovery will result in a better market for its products in the future.

Over the next several years, the Company will review the possibility of reducing the number of manufacturing lines used in North America to produce beverage cans in favor of fewer, but faster and more efficient lines. Additional restructuring has also been directed towards U. S. non-beverage metal operations. Information relating to the Company's 1994 restructuring program is set forth in Part II, Item 7, Management's Discussion and Analysis , of this Report on pages 14 and 15 under the caption Provision for Restructuring and in Part II, Item 8, on page 28 under Note H to the Notes to the Consolidated Financial Statements.

Outside North America, the Company's metal packaging products consist of metal crowns and closures as well as metal cans for food, beverage and aerosol customers. Europe is the most significant crown market for the Company with returnable bottles being a dominant form of beverage packaging in the region. In 1994, a joint venture project in Shanghai, China and a wholly-owned facility in Buenos Aires, Argentina became operational. New projects in Beijing, China and Hanoi, Vietnam, as well as expansion of the two-piece can facility in Argentina were announced during 1994. In March 1995, the Company announced plans for a joint venture in Brazil. The Company's non-U.S. beverage can capacity is concentrated in Hong Kong, China, Argentina, the United Arab Emirates(UAE), Korea, Saudi Arabia and Venezuela and consists of an additional 7 billion units of capacity. The operations in the UAE, Hong Kong, China, Korea, Saudi Arabia and Venezuela represent joint-venture operations. This action continues to support the Company's current philosophy that the use of business partners in many overseas locations presents another cost-effective means of entering these new markets.

International margins have been sustained as a result of restructuring actions commenced in 1992. Ongoing review and restructuring, as necessary, continued through 1994.

The Machinery division, representing approximately 2 percent of consolidated net sales, reported decreased sales in 1994 as a direct result of the downsizing of its operations in Belgium due to competitive factors.

                               PLASTIC PACKAGING

The Plastic Packaging segment manufactures plastic containers and plastic closures. With the Company's 1992 acquisition of CONSTAR International and the 1993 acquisition of the remaining 56 percent of CONSTAR'S affiliate in Europe, Wellstar, the Company offers a wider product range to its worldwide customers. The Plastic Packaging segment also includes plastic closure operations in Virginia and Switzerland and the manufacture of plastic closures in Metal Packaging plants in Belgium, Germany, Italy, Spain, Argentina, Thailand and the United Arab Emirates. The Plastic Packaging segment now represents approximately 22 percent of the Company's net sales as compared to approximately 2 percent in 1991. The Company is actively integrating these operations into its organization by installing its cost systems and controls.

The Company believes that price, quality and customer service are the principal competitive factors affecting its business. Based upon sales, the Company believes that it is a leader in the markets for plastic packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

CONSTAR and Wellstar manufacture plastic containers for the beverage, food, household, chemical and other industries. Wellstar, based on net sales, is one of four leading European producers of polyethylene terephthalate (PET) preforms and bottles, including PET returnable bottles. The Wellstar acquisition strengthens the Company's plastics marketing base within Europe. CONSTAR, based on net sales, is one of two leading producers of plastic containers produced from PET and HDPE (High-Density Polyethylene) within the United States. Plastic containers continued to increase their share of the packaging market during 1994.

The principal raw materials used in the manufacture of plastic containers and closures are various types of resins which are purchased from several commercial sources. Resins, which are petrochemical derivatives, are presently available in quantities adequate for the Company's needs. The Company has experienced fluctuations in the cost of resins in the past and has periodically adjusted its selling prices for plastic containers and closures to reflect these movements in resin costs. There can be no assurance, however, that the Company will be able to recover fully any increases or fluctuations in resin prices from its customers.

Typically, the Company identifies market opportunities by working cooperatively with customers and implementing commercially successful programs. The Company will capitalize on both the conversions to plastic from other forms of packaging and the new markets through its technical expertise, quality reputation and customer service. The Company believes that its plastic container plant sites are strategically located and sized to meet market requirements.

Capital expenditures for the Plastic Packaging segment were approximately 47 percent of total capital expenditures for the Company in 1994 as compared to approximately 5 percent in 1991. The Company is committed to servicing its global customers with plastic containers. Information relating to the Company's capital expenditures is set forth in Part II, Item 7, Management's Discussion and Analysis , of this report on page 15 under the caption Capital Expenditures
.

ITEM 2.   PROPERTIES

The Company's manufacturing and support facilities are designed according to the requirements of the products to be manufactured, and the type of construction varies from plant to plant. In the design of each facility, particular emphasis is placed on quality assurance in the finished products, safety in the operations, and avoidance or abatement of pollution. The Company maintains its own engineering staff, which aids in achieving close integration of research, design, construction and manufacturing functions and facilitates the construction of plants which will be best suited to their special purposes. Warehouse and delivery facilities are provided at each of the manufacturing locations; however, the Company does lease outside warehouses at some locations.

The plants of the Company and its subsidiaries are owned, with the exception of those that have the word "leased", in brackets, after the location name. Joint Ventures are indicated by the initials JV, in brackets, after the location name.

                 METAL PACKAGING LOCATIONS IN THE UNITED STATES

Abilene, TX                             Kankakee, IL                            Pocatella, ID (Leased)
Alsip, IL                               La Crosse, WI                           Portage, IN (Leased)
Arden, NC                               Lakeville, MN                           Portland, OR (Leased)
Arlington, TX                           La Mirada, CA                           Pulaski Park, MD (Leased)
Atlanta, GA                             Lawrence, MA                            Salisbury, MD
Atlanta, GA (Leased)                    Los Angeles, CA (Leased)                San Leandro, CA (Leased)
Batesville, MS                          Mankato, MN                             Seattle, WA
Cheraw, SC                              Massilon, OH (2)                        Shoreham, MI (Leased)
Cincinnati, OH                          Merced, CA                              Solon, OH
Conroe, TX                              Modesto, CA                             Spartanburg, SC
Covington, GA                           Olympia, WA (Leased)                    Suffolk, VA (Leased)
Crawfordsville, IN                      Omaha, NE                               Union City, CA
Dayton, OH                              Orlando, FL                             Van Nuys, CA
Decatur, IL                             Oshkosh, WI                             Walla Walla, WA
Faribault, MN                           Owatonna, MN                            Winchester, VA
Fort Bend, TX                           Perrysburg, OH                          Winter Garden, FL
Fremont, CA                             Philadelphia, PA                        Worland, WY
Hanover, PA                             Plymouth, FL                            York, PA

              METAL PACKAGING LOCATIONS OUTSIDE THE UNITED STATES

*  Buenos Aires (2)        Argentina                      Hong Kong               Hong Kong (JV)
   Schwanenstadt           Austria                        Cork                    Ireland
*  Antwerp                 Belgium                     *  Voghera                 Italy
   Vinhedo                 Brazil                         Amman                   Jordan (JV)
   Aracaju                 Brazil                         Nairobi                 Kenya (JV)
   Montreal (3)            Canada                         Seoul (2)               Korea (JV)
   Chatham                 Canada                         Johore Bahru            Malaysia
   Calgary                 Canada                         Guadalajara             Mexico
   Mississauga             Canada (Leased)                Mexico City (2)         Mexico
   Bolton                  Canada                         Casablanca              Morocco
   Toronto (3)             Canada                         Lagos (2)               Nigeria
   Winnipeg                Canada                         Lima                    Peru
   Santiago                Chile                          Lisbon                  Portugal
   Beijing                 China (JV)                     Mayaguez                Puerto Rico (Leased)
   Shanghai                China (JV)                     San Juan                Puerto Rico
   Foshan                  China (JV)                     Dammam                  Saudi Arabia (JV)
   Medellin                Colombia                       Jeddah                  Saudi Arabia (JV)
   Barranguilla            Colombia                       Jurong                  Singapore
   San Jose                Costa Rica                     Johannesburg (2)        South Africa (JV)
   Copenhagen              Denmark                        Cape Town               South Africa (JV)
   Guayaquil               Ecuador                     *  Madrid                  Spain
   London                  England                        Arima                   Trinidad & Tobago
   Tredegar, Wales         England                     *  Bangkok                 Thailand
*  Frankenthal             Germany                     *  Jebel Ali               United Arab Emirates (JV)
   Bedburg                 Germany                        Caracas                 Venezuela (JV)
   Guatemala City          Guatemala                      Hanoi                   Vietnam (JV)
   Jakarta                 Indonesia                      Ndola                   Zambia (JV)
   Mijdrecht               Holland                        Harare                  Zimbabwe (JV)

*  Plastic Packaging manufactured within Metal Packaging locations

Some metal manufacturing locations are supported by locations that provide art work for cans and crowns, coil shearing, coil coating, research, product development and engineering. The support locations within the United States are located in Alsip, IL, Fairless Hills, PA (Leased), Massilon, OH, Philadelphia, PA, Plymouth, FL, Toledo, OH, Youngstown, OH (Leased); and outside the United States in Rotterdam, Holland and Bilbao, Spain.

                PLASTIC PACKAGING LOCATIONS IN THE UNITED STATES

Baltimore, MD (2)                  Hollywood, FL (Leased)                  Orlando, FL (Leased)
Birmingham, AL (Leased)            Houston, TX (Leased)                    Phillip Lee, GA
Charlotte, NC (Leased)             Jackson, MS (Leased)                    Phoenix, AZ (Leased)
City of Industry, CA (Leased)      Kansas City, KS (Leased)                Reserve, LA (Leased)
Collierville, TN                   Leominster, MA (Leased)                 Salt Lake City, UT
Dallas, TX (leased)                Mableton, GA (Leased)                   Sandston, VA
Fort Worth, TX (Leased)            New Stanton, PA (Leased)                West Chicago, IL
Greenville, SC (Leased)            Newark, OH (Leased)

             PLASTIC PACKAGING LOCATIONS OUTSIDE THE UNITED STATES

    Montreal      Canada               Didam         Holland               Budapest      Hungary (JV)
    Sherburn      England              Dongen        Holland (Leased)      Reinach       Switzerland
 ** Evry          France (Leased)      Iztapalapa    Mexico (JV)           Izmir         Turkey (JV)

**     Metal Packaging Manufactured within Plastic Packaging Location


The Company manufactures bottle and can filling machinery and parts at locations within the United States in Baltimore, MD and Titusville, FL; outside the United States in Londerzeel, Belgium and San Luis Potosi, Mexico. The Company also operates two machinery overhaul locations within the United States in Bartow, FL and Philadelphia, PA.

The Company has four machine shop locations which manufacture tool and die parts used within its own manufacturing locations and also sells to customers in the packaging industry. The locations are within the United States, with two in Philadelphia, PA, one in Wissota, WI and one in Wilkes Barre, PA.

The Company is directly involved in post-consumer plastic packaging recycling and aluminum and steel can recycling through its subsidiary, Nationwide Recyclers, Inc., located in Polkton, NC.


ITEM 3.   LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the adverse determination of which would have a material adverse effect on the consolidated financial position of the Company. The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites. Information on this is presented in
Part I, Item 1, entitled "Business" under the caption "Environmental Matters" appearing on page 2 of this Report and in Part II Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Environmental Matters" appearing on page 16 of this Report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock is listed on the New York Stock Exchange. On March 17, 1995, there were 6,101 registered shareholders of the Registrant's Common Stock. The market price with respect to the Registrant's Common Stock is set forth on page 37 in Note R of the Notes to the Consolidated Financial Statements entitled "Quarterly Data (unaudited)".

 ITEM 6.   SELECTED FINANCIAL DATA

 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA



(in millions, except per share, ratios and
  other statistics)                                         1994         1993         1992         1991          1990
                                                            ----         ----         ----         ----          ----
Summary of operations
Earnings per average common share
  before cumulative effect of
  accounting changes..........................(1)      $     1.47    $    2.08    $    1.79    $    1.48    $     1.24
Earnings per average common share .........(1)(3)            1.47         1.14         1.79         1.48          1.24
Net income before cumulative effect of
  accounting changes.............................          131.0        180.9        155.4        128.1         107.1
  % to net sales.................................            2.9%         4.3%         4.1%         3.4%          3.5%
Net Income....................................(3)          131.0         99.1        155.4        128.1         107.1
  % to net sales.................................            2.9%         2.4%         4.1%         3.4%          3.5%
Net sales........................................        4,452.2      4,162.6      3,780.7      3,807.4       3,072.1
Depreciation and amortization....................          218.3        191.7        142.4        128.4         102.0
Selling and administrative.......................          135.4        126.6        112.1        105.4          86.2
  % to net sales.................................            3.0%         3.0%         3.0%         2.8%          2.8%
Interest expense.................................           98.8         89.8         77.4         76.6          59.9
Interest income..................................            7.2         10.1         13.5         10.0           8.3
Taxes on income..................................           55.6         97.4        101.0         83.8          71.3
Return on average shareholders' equity........(3)           10.0%         8.3%        13.9%        12.6%         12.2%

Financial Position at December 31
Total assets.....................................    $   4,781.3  $   4,236.3   $  3,825.1   $  2,963.5   $   2,596.4
Working capital ratio............................          1.1:1        1.0:1        1.1:1        1.4:1         1.3:1
Short-term debt plus current maturities..........          735.8        474.8        379.4        184.4         128.4
Long-term debt...................................        1,089.5        891.5        939.9        585.0         484.3
Total debt to total capitalization.........(2)(3)           55.3%        50.1%        52.1%        40.5%         38.3%
Shareholders' equity.............................        1,365.2      1,251.8      1,143.6      1,084.4         950.8
Book value per common share................(1)(3)           15.28        14.09        13.24        12.45         10.99


Other Statistics
Capital expenditures.............................    $     439.8  $     271.3   $    150.6   $      92.2  $     128.0
Employees........................................         22,373       21,254       20,378        17,763       17,205
Number of shareholders...........................          6,011        6,168        4,193         3,722        3,714
Number of shares     - at year-end............(1)     89,360,040   88,814,533   86,348,180    87,088,179   86,549,730
                     - average................(1)     89,086,999   87,086,553   86,895,574    86,780,517   86,548,086

 (1) All data relating to common shares prior to 1992 have been restated for comparative purposes to reflect the 3 for 1 common stock split in 1992.
 (2) Total capitalization includes total debt (net of cash and cash equivalents), minority interests and shareholders' equity.
 (3) Figures for 1994 and 1993 include after-tax adjustments for restructuring, $73.2 or $.82 per share and the cumulative effect of accounting changes of $81.8 or $.94 per share, respectively. Without these adjustments, the return on average shareholders' equity would have been 14.7% and 14.6%, respectively.

Certain reclassifications of prior years' data have been made to improve comparability.

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

                             RESULTS OF OPERATIONS

NET INCOME AND EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGES

Net income for 1994 was $131.0, compared with $180.9 in 1993 and $155.4 in 1992. Earnings per share for 1994 was $1.47, compared with $2.08 and $1.79 in 1993 and 1992, respectively. Excluding the provision for restructuring, net income increased 12.9% to $204.2 and earnings per share increased 10.1% to $2.29. Net income for 1993 and 1992 represents increases of 16.4% and 21.3%, respectively over the preceding year. Earnings per share represents increases of 16.2% and 20.9%, respectively over the preceding year. The sum of per share earnings by quarter does not equal earnings per share for the years ended December 31, 1994 and 1993 due to the effect of shares issued during 1994 and 1993.

NET SALES

Net sales during 1994 were $4,452.2, an increase of $289.6 or 7.0% versus 1993 net sales of $4,162.6. Net sales during 1992 were $3,780.7. Sales from domestic operations increased 4.5% in 1994 compared with a 17.9% increase in 1993. Foreign sales increased 12.3% in 1994 following a 3.6% decrease in 1993.
Domestic sales accounted for 66.7% of consolidated sales in 1994 and 68.3% in 1993. An analysis of net sales by operating division follows:


                                                                                               % Increase/
                                                            Net Sales                           (Decrease)
DIVISION                                          1994       1993       1992             1994/1993    1993/1992
                                                  ----       ----       ----             ---------    ---------
North American..............................    $2,654.6   $2,598.2   $2,703.7                2.2         (3.9)
International...............................       828.8      724.5      834.2               14.4        (13.2)
Plastics....................................       880.9      736.7      150.2               19.6        390.5
Other.......................................        87.9      103.2       92.6              (14.8)        11.4
                                                    ----      -----       ----              -----         ----
                                                $4,452.2   $4,162.6   $3,780.7                7.0         10.1
                                                ========   ========   ========                ===         ====

Included in the International Division are net sales of $77.0, $58.9 and $57.4 for the years ended December 31, 1994, 1993 and 1992, respectively, related to plastic packaging products manufactured and sold by the International Division.

The increase in 1994 North American Division net sales is primarily the result of a full year's sales from Van Dorn acquired in April 1993, and sales unit volume increases in beverage and food cans; offset by (i) lower raw material costs which were passed on to customers in the form of reduced selling prices,
(ii) continued competitive pricing in the North American beverage can market, and (iii) the strengthening of the U.S. dollar against the Canadian dollar and Mexican peso. The decrease in 1993 division net sales from 1992 was primarily a result of (i) lower raw material costs which reduced selling prices, (ii) competitive beverage can pricing, and (iii) the weakening of the Canadian dollar; offset by the acquisition of Van Dorn and increased sales unit volume in aerosol and composite cans. U.S. sales accounted for approximately 83% of division net sales in both 1994 and 1993.

The increase in 1994  International  Division net sales is primarily a result of
(i) the first full year of operations at the Company's operations in Buenos Aires, Argentina and the United Arab Emirates, (ii) continued expansion into China through the Company's Hong Kong affiliate and
(iii) increased unit volumes in Europe across most product lines with plastic closures up 21% and aerosol cans up 13%. The decrease in 1993 net sales was primarily a result of (i) the recession in Europe and (ii) the strengthening of the U.S. dollar against international currencies which reduced division sales by $71.

As customers continue to convert to plastic for packaging their products, the Company continues to invest to expand unit capacity and meet demand. The increase in 1994 Plastic Division net sales is a result of sales unit volume increases across most product lines in both the U.S. and Europe and increased raw material prices passed on to customers. The increase in 1993 Division net sales was primarily due to a full years sales of CONSTAR in 1993 versus 1992 and the acquisition of Wellstar in 1993.

COST OF PRODUCTS SOLD

Cost of products sold, excluding depreciation and amortization for 1994 was $3,699.5, a 6.5% increase from the $3,474.0 in 1993. This increase follows an 8.7% increase and a 2.8% decrease in 1993 and 1992, respectively. The increase in 1994 and 1993 cost of products sold primarily reflects increased sales levels as noted above offset by lower raw material costs and company-wide cost containment programs. The 1992 decrease was primarily due to lower raw material costs.

As a percent of net sales, cost of products sold was 83.1% in 1994 as compared to 83.5% in 1993 and 84.6% in 1992.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses for 1994 were $135.4, an increase of 7.0% over 1993. This increase compares to increases of 12.9% for 1993 and 6.4% for 1992. Selling and administrative expenses have increased in recent years as a result of businesses acquired and to a lesser extent, general inflation. As a percent of net sales, selling and administrative expenses were 3.0% in 1994, 1993 and 1992.

OPERATING INCOME

The Company views operating income as the principal measure of performance before interest costs and other non-operating expenses. Operating income in 1994 was $289.0 after restructuring charges. Operating income of $403.6 in 1994, before the restructuring charge of $114.6, was $24.9, or 6.6% greater than in 1993. Operating income was $378.7 in 1993, an increase of 18.3% over 1992, and $320.0 in 1992, an increase of 17.6% versus 1991. Operating income, before restructuring, as a percent of net sales was 9.1% in 1994 as compared to 9.1% in 1993 and 8.5% in 1992. An analysis of operating income, before restructuring, by operating division follows:


                                                                                          % Increase/
                                                            Operating Income              (Decrease)
DIVISION                                            1994      1993        1992     1994/1993     1993/1992
                                                    ----      ----        ----     ---------     ---------
North  American.............................       $253.8    $260.1      $247.9      (2.4)          4.9
International...............................         74.1      50.4        48.0      47.0           5.0
Plastics....................................         67.1      62.2        15.7       7.9         296.2
Other.......................................          8.6       6.0         8.4      43.3         (28.6)
                                                      ---       ---         ---      ----         -----
                                                   $403.6    $378.7      $320.0       6.6          18.3
                                                   ======    ======      ======       ===          ====

Included in the International Division is operating income of $9.9, $8.0 and $7.9 for the years ended December 31, 1994, 1993 and 1992, respectively, related to plastic packaging products manufactured and sold by the International Division.

Operating income in the North American Division was 9.6% of net sales in 1994 versus 10.0% and 9.2% in 1993 and 1992, respectively. The decrease in 1994 operating margins reflects the continued price pressures in the North American beverage can market. This was offset, to some extent, by (i) sales volume increases in most product lines, including beverage cans and ends and (ii) the benefits associated with the

Company's efforts in prior years to consolidate acquired plants into existing plants. Operating income in 1993 increased over 1992 as a result of productivity improvements and cost reduction programs. While 1994 operating income in the division decreased from 1993 levels, the Company considered the result satisfactory given the difficult beverage can pricing structure. Additionally, the Company's suppliers of aluminum can and end sheet implemented a new pricing structure for 1995 which, by formula, is directly tied to the price of ingot on the London Metal Exchange (LME). The formula takes the LME spot price of aluminum ingot and adds other costs to convert and transport aluminum, thereby effectively transferring the volatility in the commodity markets to the Company. While the Company has announced price increases to its customers based on LME quotes, the Company may not always be able to fully recover movements in commodity pricing.

International operating income was 8.9% as a percentage of net sales in 1994 compared to 7.0% in 1993, and 5.8% in 1992. The increased operating income in 1994 and 1993 primarily reflects the Company's efforts to restructure certain European affiliates in 1993 and 1992 and the start-up of new operations in Argentina and the United Arab Emirates. The Company expects operating margins to improve as new operations increase capacity and mature through the learning curve.

Increased sales volume is the primary reason for operating income increases in the Plastic Division. As a percentage of net sales, operating profit was 7.6% in 1994 compared to 8.4% and 10.5% in 1993 and 1992, respectively. The substantial capital investment program in the division over the past two years has resulted in some temporary production inefficiencies. The Company expects margins to improve as installations are completed. Product mix and increased raw material costs have also contributed to lower operating margins.

NET INTEREST EXPENSE/INCOME

Net interest expense was $91.6 in 1994 an increase of $11.9 when compared to 1993 net interest of $79.7. Net interest expense was $63.9 in 1992. The increase in 1994 and 1993 net interest expense is due primarily to (i) higher interest rates, (ii) acquisition financing for recent companies acquired and (iii) the substantial capital investment program the Company has entered into over the last two years. Specific information regarding acquisitions is found in Note C to the Consolidated Financial Statements, while information specific to Company financing is presented in the Liquidity and Capital Resources section of this discussion and Notes I and J to the Consolidated Financial Statements.

TAXES ON INCOME

The effective tax rates on income were 30.4%, 34.8% and 39.7% in 1994, 1993 and 1992, respectively. The lower effective rates for 1994 and 1993 were primarily a result of lower effective tax rates in non-U.S. operations and higher non-U.S. income as a percentage of consolidated income compared to 1993 and 1992. The higher effective tax rate versus the U.S. statutory rate in 1992 is primarily due to the effect of different tax rates in non-U.S. operations and the increase in non-deductible amortization of goodwill and other intangibles, as a result of recent acquisitions.

EQUITY IN EARNINGS OF AFFILIATES, NET OF MINORITY INTERESTS

Equity in earnings of affiliates was $16.3, $5.0 and $6.3 for 1994, 1993 and 1992, respectively. The increase in equity earnings in 1994 is due to improved performance by the Company's non-consolidated affiliates in Saudi Arabia, Korea and Venezuela. The decrease in 1993 equity earnings was a result of the Company selling 30% of its interest in its joint venture in Saudi Arabia.

Minority   interests  were  $12.4,  $6.5  and  $4.6  in  1994,  1993  and  1992, respectively. The increase in minority interests relate to increased sales volumes and earnings in Hong Kong, China, the United Arab Emirates and South Africa.

As the Company continues to invest in projects in emerging overseas markets, the Company stands to reap the rewards while being exposed to the risks of sometimes volatile growth economies. These new markets provide excellent future growth potential for the Company's products and services while at the same time introducing the Company to viable business partners. The Company believes that the use of business partners in many overseas locations presents another cost-effective means of entering new markets.

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

INDUSTRY SEGMENT PERFORMANCE

This section presents individual segment results for the last three years. The after-tax charge of $73.2 or $.82 per share related to the restructuring charge is included as an after-tax charge in Metal Packaging segment (Metals) and is excluded in making comparisons of 1994 results. The after-tax charge of $81.8 or $.94 per share related to adoption of SFAS 106, SFAS 109 and SFAS 112 in 1993 is included as an after tax charge in Metals of $83.7 or $.96 per share and an after-tax credit in the Plastics Packaging segment (Plastics) of $1.9 or $.02 per share, and is excluded in making comparisons of 1993 results.

Net sales for Metals in 1994 were $3,494.3, an increase of 3.8% compared to 1993 net sales $3,367.0. Net sales in 1992 were $3,573.1. Metals sales in 1994 increased over 1993 as a result of increased sales in operations in Argentina, the United Arab Emirates, Hong Kong and most European operations. While unit volume increased approximately 8% for beverage and food cans, North American Division sales were up only 2.2% as lower raw material costs were passed on to customers in the form of reduced selling prices. Sales in 1993 were lower than 1992 as a result of lower raw material costs which were passed on to customers.

Metals operating income in 1994 was $326.6, before restructuring charges of $114.6, or 9.3% of net sales compared to $308.5 in 1993 which was 9.2% of net sales. Operating income in 1992 was $296.4 or 8.3% of net sales. Despite competitive price pressures, the Company continues its efforts to rationalize and improve manufacturing efficiencies thereby achieving cost reductions and increasing operating profits.

Net sales for Plastics increased $162.3 or 20.4% to $957.9 in 1994 from $795.6 in 1993. Net sales for 1993 increased $588.0 or 283.2% against 1992 net sales of $207.6. The increase in 1994 is primarily a result of the increased unit capacity in the Company's CONSTAR plants. The increased capacity has been generated through significant capital investments in 1994 and 1993. The increase in 1993 is primarily a result of the Company's October 1992 acquisition of CONSTAR and the acquisition during 1993 of the remaining 56% interest in Wellstar Holding B.V. ("Wellstar") by CONSTAR. The full year sales of CONSTAR contributed approximately $600 in 1993 compared to two months sales in 1992 of approximately $100. Wellstar from the date of acquisition contributed net sales of $85 in 1993.

Plastics operating income in 1994 was 8.0% of net sales at $77.0 compared to 8.8% or $70.2 in 1993. Operating income in 1992 was $23.6 or 11.4% of net sales. Increased competition and product sales mix have contributed to decreased margins. The Company expects margins to improve as temporary production inefficiencies from equipment installations in virtually every plant subside.

ACCOUNTING CHANGES

The Company adopted SFAS 106 and SFAS 109 on January 1, 1993. Additionally, during the fourth quarter of 1993, the Company adopted SFAS 112 retroactive to January 1, 1993. The after-tax effect of these accounting changes was a one-time charge to 1993 earnings of $81.8 or $.94 per share, with an incremental charge to 1993 earnings of $2.5 or $.03 per share. These accounting changes are more fully described in Note B to the Consolidated Financial Statements.

Adoption of the above three statements did not and will not have any cash flow impact on the Company.

                               FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remains strong. Cash and cash equivalents totaled $43.5 at December 31, 1994, compared to $54.2 and $26.9 at December 31, 1993 and 1992, respectively. The Company had working capital of $122.6 at December 31, 1994. The Company's primary sources of cash in 1994 consisted of
(i) funds provided from operations $6.8; (ii) proceeds from short-term debt borrowings $495.6; and, (iii) proceeds from long-term debt borrowings $154.8. The Company's primary uses of cash in 1994 consisted of (i) payments on long-term debt $186.5; (ii) acquisition of and investments in businesses, $65.7;
(iii) capital expenditures $439.8 and (iv) repurchases of common stock $12.7. Funds provided from operations of $6.8 in 1994 decreased $344.4 as compared to 1993. This reduction is primarily due to strong customer demand in the fourth quarter of 1994. Fourth quarter 1994 sales at $1,091.4 increased $156.2 compared to fourth quarter 1993 sales of $935.2. The Company's accounts receivable reflected this increased sales volume as receivables used cash of $185.5 during 1994 as compared to providing cash of $69.2 in 1993. The Company's inventory levels also increased, using cash of $37.8 in 1994 as compared to providing cash of $5.2 in 1993. Additionally, accounts payable was down in 1994 as compared to 1993 causing a use of cash of $153.5 as compared to a use of cash of $140.2 in 1993. The Company expects cash from operations in the first quarter of 1995 to benefit from the collection of December 31, 1994 accounts receivable in comparison to the first quarter of 1994.

The Company funds its working capital requirements on a short-term basis primarily through issuances of commercial paper. The commercial paper program is supported by a revolving bank credit agreement with several banks which was to mature on December 20, 1995. Maximum borrowing capacity under the agreement was $275 with borrowings of $40 outstanding as of December 31, 1994. In February 1995, the Company formalized a $1,000 multi-currency credit facility which bears interest at variable market rates and matures in February, 2000. This facility replaces the above lines of credit and the Company's use of this facility is not restricted. Based on the Company's intention and ability to maintain its revolving credit agreement beyond 1995, $235.0 of commercial paper borrowings were classified as long-term at December 31, 1994. There was $660.6 and $324.0 in commercial paper outstanding at December 31, 1994 and 1993, respectively.

On December 20, 1994, the Company filed with the Securities and Exchange Commission a shelf registration statement for the possible offering and sale of up to $500 aggregate principal amount of debt securities of the Company. On January 15, 1995, the Company sold $300 of public debt securities. This first tranche of the shelf registration includes $300 of 8.38% notes due 2005, priced at 99.79% to yield 8.4%. Net proceeds from the issue were used to pay down short-term indebtedness.

In January 1993, the Company filed with the Securities and Exchange Commission a shelf registration statement for the possible offering and sale of up to $600 aggregate principal amount of debt securities of the Company. On June 9, 1994, the Company sold $100 of public debt securities. This transaction represents the final tranche of the shelf registration. The tranche includes $100 of 7% notes due 1999, priced at 99.71% to yield 7.02%. Net proceeds from the issue were used to refinance outstanding short-term indebtedness.

On April 7, 1993 the Company sold $500 of public debt securities in three tranches. The notes and debentures were issued pursuant to the above noted shelf registration. These tranches include $100 of 5.875% notes due 1998, priced at par; $200 of 6.75% notes due 2003, priced at 99.625% to yield 6.80%; and $200 of 8% debentures due 2023, priced at 99.625% to yield 8.03%. Net proceeds from the issues were used to repay the bank facility which financed the acquisition of CONSTAR International in October 1992. The Company's long-term debt securities are rated Baa1 by Moody's Investors Service and BBB+ by Standard & Poor's Corporation.

The Company has, when considered appropriate, hedged its currency exposures on its foreign denominated debt through various agreements with lending institutions. The Company also utilizes a corporate "netting" system which enables resources and liabilities to be pooled and then netted, thereby mitigating the exposure. The Company enters into limited interest rate and currency swaps and forward exchange contracts in its management of interest rate and foreign currency exposure. At December 31, 1994, the Company had entered into an interest rate swap agreement to convert 1,000.0 Belgian Francs ($31.4 at December 31, 1994) to a 6.53% fixed rate obligation. The contract amount represents 66.7% of the total underlying debt, bears interest at variable market rates and has a maturity which coincides with that of the debt. These financial instruments are more fully described in Notes I and J to the Consolidated Financial Statements.

The Company's ratio of total debt (net of cash and cash equivalents) to total capitalization was 55.3%, 50.1% and 52.1% at December 31, 1994, 1993 and 1992, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity. The increase in the Company's total debt in recent years is due to the significant capital expenditure program which the Company has committed to in the last three years and businesses acquired since December 29, 1989. As of December 31, 1994, $131.3 of long-term debt matures within one year.

During the year, the Company repaid $50 private placement debt which carried an interest rate of 8.49%. Additionally, the Company's Canadian subsidiary repaid CDN $50 private placement debt which carried an interest rate of 11.75%.

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

PROVISION FOR RESTRUCTURING

The Company recorded a pre-tax restructuring charge of $114.6 in the third quarter of 1994 ($73.2 after-tax) related to a program announced on September 14, 1994. Affected by the restructuring are plants which produce three-piece steel food and aerosol containers. The restructuring program is expected to enable the Company to remain competitive in its core metal packaging business and improve profitability. The program was implemented in the fourth quarter of 1994 with seven plants being closed as of December 31, 1994. Three plants will be closed and an additional three plants will be reorganized during 1995. The Company estimates that of the total restructuring charge of $114.6, $71.7 will be non-cash charges primarily to reflect the write down of assets. Cash charges related to the restructuring total $42.9 and are net of cash to be generated from the sale of properties and equipment of $32.4. Approximately $10.0 had been expended as of December 31, 1994. No properties or equipment were sold as of December 31, 1994. Cash charges not paid by December 31, 1994 primarily relate to future pension plan contributions and retiree medical benefits to be paid for terminated employees.

The cost of providing severance pay and benefits for the reduction of approximately 850 employees (approximately 360 positions eliminated by the end of 1994) was approximately $58.4 and is primarily a cash expense. Actual expenditures for severance pay and benefits through December 31, 1994 amounted to approximately $4.4, with costs attributable to pension and other post-retirement benefits not paid by December 31, 1994 being reclassified to their respective liability accounts. See Note N to the Consolidated Financial Statements. Employees terminated include most, if not all, employees at each plant to be closed or reorganized including salaried employees and employees of the respective unions represented at each plant site. The cost associated with the write down of assets (property, equipment, inventory, etc.) was approximately $50.4 and has been reflected as a reduction in the carrying value of the Company's assets at December 31, 1994. Non-cash charges of $68.2 offset by cash to be generated of $17.8 from the sale of equipment are the components of the asset write down. No assets have been sold as of December 31, 1994. Costs incurred in maintaining properties from the date of closure of the facilities to the estimated sale date or lease termination date of the facilities approximated $6.1 of the charge and is primarily a cash expense of which $.2 had been expended as of December 31, 1994. Included in the charge are cash items for gains expected to be realized upon the sale of two facilities and estimated operating losses to be incurred between the announcement date and closure date of affected facilities. Details of the charge are also presented in Note H to the Consolidated Financial Statements. As of December 31, 1994, the original estimates related to the charge have remained unchanged.

The Company estimates that the restructuring, when complete, will generate cost savings of approximately $36 after tax on a full year basis. While the restructuring is being completed during 1995, the Company expects to realize an after tax cost savings of approximately $24 in 1995. The Company expects that the restructuring program will have positive effects on its liquidity and sources and uses of capital resources.

During 1994, the Company acquired businesses for approximately $64, following acquisitions in 1993 and 1992 of $222 and $539, respectively. The details of such acquisitions are discussed in Note C to the Consolidated Financial Statements. The Company has established reserves to restructure acquired companies. At December 31, 1994 and 1993, these reserves totaled $22.2 and $94.1, respectively. These reserves relate primarily to costs associated with Company plans to combine acquired operations with pre-existing operations and include severance costs, plant consolidations and lease terminations. The Company expects these balances to be substantially liquidated during 1995. Cash expenditures for acquired company restructuring efforts were $35, $81 and $30 for the years ended December 31, 1994, 1993 and 1992, respectively.

CAPITAL EXPENDITURES

Consolidated capital expenditures totaled $439.8 in 1994 as compared with $271.3 in 1993. Minority partner contributions to consolidated capital expenditures were approximately $27 and $17 in 1994 and 1993, respectively.
During the past five years, capital expenditures totaled $1,081.9.

Expenditures in the North American Division totaled $170 with major spending for ongoing projects to convert domestic beverage can and end lines to the 202 diameter from the 206 diameter, a new technical center and aerosol plant in Alsip, Illinois and 2-Piece food cans in Owatonna, Minnesota.

Investments of $58 were made in the International Division. The Company began construction of a beverage can plant in Beijing, China, continued construction of a beverage can plant in Shanghai, China and began installation of beverage end line equipment in Foshan, China. The Company continued its expansion of existing plastic cap production in Europe and also began installation of a second aerosol line in its dedicated Mijrecht, The Netherlands plant.

Spending in the Plastics Division for 1994 totaled $204 million as the Company continued in its commitment to service global customers with plastic containers. Major spending included the completion of both plant construction and equipment installations in Salt Lake City, Utah and Izmir, Turkey and continued expansion of existing products, specifically single-serve PET preform and bottle lines in the United States, Holland, England, and Hungary.

The Company expects its capital expenditures in 1995 to approximate $400 with minority partner contributions estimated at approximately $130 and capital financed by non-recourse debt of joint ventures approximating $60. The Company plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain costs as well as those that provide growth opportunities. Capital expenditures, exclusive of potential acquisitions, during the five-year period 1995 through 1999 are expected to approximate $2,000. Cash flow from operating activities will provide support for these expenditures; however, depending upon the Company's evaluation of growth opportunities and other existing market conditions, external financing may be required from time to time.

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

The Company is dedicated to a long-term environmental protection program and has initiated and implemented many pollution prevention programs with the emphasis on source reduction. The Company continues to reduce the amount of metal and plastic used in the manufacture of steel, aluminum and plastic containers through a "lightweighting" program. The Company not only recycles nearly 100 percent of scrap aluminum, steel, plastic and copper used in its manufacturing processes, but through its Nationwide Recyclers subsidiary, is directly involved in post-consumer aluminum, steel and plastics recycling. Additionally, the Company has already exceeded the Environmental Protection Agency's (EPA) 1995 goals for its 33/50 program which calls for companies, voluntarily, to reduce toxic air emissions by 33% by the end of 1992 and by 50% by the end of 1995, compared to the base year of 1988. The Company, at the end of 1994, had achieved a more than 65% reduction in the releases of such emissions from all U.S. facilities. The cost to accomplish this reduction did not materially affect operating results. Many of the Company's programs for pollution prevention lower operating costs and improve operating efficiencies.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $2.7 during 1994 and $2.2 in 1993. The Company's balance sheet reflects estimated gross remediation liabilities of $25.6 and $30.7 at December 31, 1994 and 1993, respectively and estimated recoveries related to indemnification from the sellers of acquired companies and the Company's insurance carriers of $16.4 and $19.4 at December 31, 1994 and 1993, respectively.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcome of which are subject to various uncertainties) may be decided unfavorably against the Company. It is however, the opinion of Company management, after consulting with counsel, that any unfavorable decision will not have a material adverse effect on the Company's financial position.

COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

Shareholders' equity was $1,365.2 at December 31, 1994, as compared with $1,251.8 at December 31, 1993. The increase in 1994 equity represents the retention of $131.0 of earnings in the business and the issuance of 892,867 common shares for various stock purchase and savings plans offset by the effect of 347,360 common shares repurchased, $1.8 minimum pension liability adjustment as more fully described in Note N to the Consolidated Financial Statements and equity adjustments for currency translation in non-U.S. subsidiaries of $19.4. The book value of each share of common stock at December 31, 1994 was $15.28, as compared to $14.09 at December 31, 1993.

In 1994, the return on average shareholders' equity, before restructuring, was 14.7% as compared to 1993, before the cumulative effect of accounting changes, of 14.6%.

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

The Board of Directors has approved resolutions authorizing the Company to repurchase shares of its common stock to meet the requirements for the Company's various stock purchase and savings plans. The Company acquired 347,360, 2,580,982 and 1,747,774 shares of common stock in 1994, 1993, and 1992 for
$12.7, $86.5 and $61.4, respectively. These purchases included the purchase of stock held by CCL in 1993.

The Company has traditionally not paid dividends and does not anticipate paying dividends in the foreseeable future. At December 31, 1994, common shareholders of record numbered 6,011 compared with 6,168 at the end of 1993.

INFLATION

General inflation has not had a significant impact on the Company over the past three years due to strong cash flow from operations. The Company continues to maximize cash flow through programs designed for cost containment, productivity improvements, and capital spending. Management does not expect inflation to have a significant impact on the results of operations or financial condition in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

         Financial Statements

            Report of Independent Accountants...............................19

            Consolidated Statements of Income...............................20

            Consolidated Balance Sheets.....................................21

            Consolidated Statements of Cash Flows...........................22

            Consolidated Statements of Shareholders' Equity.................23

            Notes to Consolidated Financial Statements......................24

            Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts
                and Reserves................................................40

                       REPORT OF INDEPENDENT ACCOUNTANTS

 To the Shareholders and Board of Directors of Crown Cork & Seal Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Cork & Seal Company, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note B, the Company changed its methods of accounting for income taxes, postretirement benefits and postemployment benefits in 1993.


Price Waterhouse LLP
Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
February 10, 1995

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)


                                                                        1994             1993              1992
                                                                        ----             ----              ----
Net sales.................................................           $4,452.2          $4,162.6         $3,780.7
                                                                     --------          --------         --------
Costs, expenses and other income
    Cost of products sold (excluding
        depreciation and amortization) ...................            3,699.5           3,474.0          3,197.4
    Depreciation and amortization.........................              218.3             191.7            142.4
    Selling and administrative expense....................              135.4             126.6            112.1
    Provision for restructuring . . Note H................              114.6
    Interest expense......................................               98.8              89.8             77.4
    Interest income.......................................               (7.2)            (10.1)           (13.5)
    Translation and exchange adjustments .................               10.1              10.8             10.2
                                                                         ----              ----             ----
                                                                      4,269.5           3,882.8          3,526.0
                                                                      -------           -------          -------
Income before income taxes and cumulative
    effect of accounting changes..........................              182.7             279.8            254.7
        Provision for income taxes . . Note O.............               55.6              97.4            101.0
                                                                         ----              ----            -----
Income from operations....................................              127.1             182.4            153.7
                                                                        -----             -----            -----
    Equity in earnings of affiliates, net of
        minority interests . . Notes F and P..............                3.9              (1.5)             1.7
                                                                          ---              ----              ---
Net income before cumulative effect of
    accounting changes....................................              131.0             180.9            155.4
                                                                        -----             -----            -----
Cumulative effect of accounting
   changes . . Note B.....................................                                (81.8)
                                                                        -----             -----            -----
    Net income............................................             $131.0             $99.1           $155.4
                                                                       ======             =====           ======


Average common share data:
Earnings before cumulative effect of
    accounting changes....................................              $1.47             $2.08            $1.79
Cumulative effect of accounting
    changes . . Note B....................................                                 (.94)
                                                                        -----             -----            -----
Earnings per average common share.........................              $1.47             $1.14            $1.79
                                                                        =====             =====            =====



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31                                                                       1994                 1993
                                                                                  ----                 ----
ASSETS
Current assets
    Cash and cash equivalents.....................................               $43.5                 $54.2
    Receivables . . Note D........................................               738.0                 532.9
    Inventories . . Note E........................................               767.5                 699.7
    Prepaid expenses and other current assets ....................                56.6                  37.7
                                                                                  ----                  ----
            Total current assets .................................             1,605.6               1,324.5
                                                                               -------               -------
Long-term notes and receivables ..................................                70.4                  67.9
Investments . . Note F ...........................................                47.7                  42.6
Goodwill, net of amortization ....................................             1,122.4               1,119.1
Property, plant and equipment . . Note G .........................             1,816.5               1,593.5
Other non-current assets .........................................               118.7                  88.7
                                                                                 -----                  ----

            Total ................................................            $4,781.3              $4,236.3
                                                                              ========              ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
    Short-term debt . . Note I....................................              $604.5                $372.9
    Current portion of long-term debt . . Note I .................               131.3                 101.9
    Accounts payable and accrued liabilities . . Note K ..........               737.1                 795.3
    United States and foreign income taxes........................                10.1                  10.6
                                                                                  ----                  ----
            Total current liabilities ............................             1,483.0               1,280.7
                                                                               -------               -------
Long-term debt, excluding current maturities . . Note I...........             1,089.5                 891.5
Other non-current liabilities . . Note L..........................               128.8                 135.6
Postretirement and pension liabilities . . Note N.................               639.4                 623.0
Minority interests . . Note P.....................................                75.4                  53.7

Shareholders' equity
    Common stock with $5.00 par value;
        120,000,000 shares authorized;
        118,490,814 shares issued.................................               592.5                 592.5
    Additional paid-in capital....................................               168.4                 167.4
    Retained earnings.............................................               974.1                 843.1
    Minimum pension liability adjustment . . Note N...............               (48.1)                (46.3)
    Cumulative translation adjustment.............................              (175.9)               (156.5)
    Treasury stock (1994 - 29,130,774 shares;
        1993 - 29,676,281 shares).................................              (145.8)               (148.4)
                                                                                ------                ------

            Total shareholders' equity............................             1,365.2               1,251.8
                                                                               -------               -------

            Total................................................             $4,781.3              $4,236.3
                                                                              ========              ========



The accompanying notes are an integral part of these financial statements.

Certain reclassifications of prior years' data have been made to improve comparability.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                     1994             1993              1992
                                                                     ----             ----              ----
Cash flows from operating activities
    Net income ...........................................             $131.0             $99.1           $155.4
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization.....................              218.3             191.7            142.4
        Provision for restructuring.......................               73.2
        Cumulative effect of accounting changes...........                                 81.8
        Deferred income taxes.............................              (23.3)             45.5             39.4
        Minority interest in earnings of subsidiaries.....               12.4               6.5              4.6
        Equity in earnings of joint ventures,
            net of dividends..............................               (9.0)              2.1             (1.7)
        Other, net........................................              (.3)                6.1               .7
    Changes in assets and liabilities,
        net of businesses acquired:
        Receivables.......................................             (185.5)             69.2            (.3)
        Inventories.......................................              (37.8)              5.2           (108.4)
        Accounts payable and accrued liabilities..........             (153.5)           (140.2)            (2.1)
        Other.............................................              (18.7)            (15.8)           (12.4)
                                                                        -----             -----            -----
            Net cash provided by
            operating activities..........................                6.8             351.2            217.6
                                                                          ---             -----            -----
Cash flows from investing activities
    Capital expenditures..................................             (439.8)           (271.3)          (150.6)
    Acquisition of businesses, net of cash acquired.......              (65.7)            (66.2)          (538.5)
    Proceeds from sale of property, plant
        and equipment.....................................                7.7              11.9             13.9
    Proceeds from sale of businesses......................                                 83.6
    Other, net............................................               (1.5)              (.3)             (.9)
                                                                         ----               ---              ---
            Net cash used for investing activities........             (499.3)           (242.3)          (676.1)
                                                                       ------            ------           ------
Cash flows from financing activities
    Proceeds from long-term debt..........................              154.8             548.3            532.7
    Payments of long-term debt............................             (186.5)           (715.0)          (113.0)
    Net change in short-term debt.........................              495.6             136.5             78.7
    Common stock:
        Repurchase for treasury...........................              (12.7)            (86.5)           (61.4)
        Issued under various employee benefit plans.......               16.3              30.0             17.1
    Minority contributions, net of dividends paid .......                 9.0               7.0             21.0
                                                                          ---               ---             ----
            Net cash (used for)/provided by
             financing activities.........................              476.5             (79.7)           475.1
                                                                        -----             -----            -----
Effect of exchange rate changes on cash
    and cash equivalents..................................                5.3              (1.9)            (9.9)
                                                                          ---              ----             ----
Net change in cash and cash equivalents...................              (10.7)             27.3              6.7
Cash and cash equivalents at January 1....................               54.2              26.9             20.2
                                                                         ----              ----             ----
Cash and cash equivalents at December 31..................              $43.5             $54.2            $26.9
                                                                        =====             =====            =====

The  accompanying  notes are an  integral  part of these  financial  statements.

Certain reclassifications of prior years' data have been made to improve comparability.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share data)

                                                                                 Minimum   Cumulative
                                              Common     Paid-In     Retained    Pension   Translation  Treasury
                                               Stock     Capital     Earnings   Liability  Adjustment    Stock    Total
                                               -----     -------     --------   ---------  ----------    -----    -----
Balance December 31, 1991.................     $197.5     $134.4      $880.1                $(75.3)    $(52.3)  $1,084.4

    Net income - 1992.....................                             155.4                                       155.4
Stock repurchased:
    1,747,774 shares......................                 (52.7)                                        (8.7)     (61.4)
Stock issued under stock option and
    employee savings plans:
    775,423 shares........................                  13.3                                          3.8       17.1
Three-for-one stock split.................      395.0                 (291.5)                          (103.5)
Translation adjustments...................                                                   (51.9)                (51.9)
                                                -----      -----       -----      -----     ------     ------    -------

Balance December 31, 1992.................      592.5       95.0       744.0                (127.2)    (160.7)   1,143.6

    Net income - 1993.....................                              99.1                                        99.1
Stock repurchased:
    2,580,982 shares .....................                  73.6)                                       (12.9)     (86.5)
Stock issued under stock option and
    employee savings plans:
    1,415,711 shares......................                  23.6                                          7.0       30.6
Stock issued in business combination:
    3,631,624 shares......................                 122.4                                         18.2      140.6
Minimum pension liability adjustment......                                        (46.3)                           (46.3)
Translation adjustments...................                                                   (29.3)                (29.3)
                                                -----      -----       -----      -----     ------     ------    -------

Balance December 31, 1993.................      592.5      167.4       843.1      (46.3)    (156.5)    (148.4)   1,251.8

    Net income - 1994.....................                             131.0                                       131.0
Stock repurchased:
    347,360 shares .......................                 (10.9)                                        (1.8)     (12.7)
Stock issued under stock option and
    employee savings plans:
    892,867 shares........................                  11.9                                          4.4       16.3
Minimum pension liability adjustment......                                         (1.8)                            (1.8)
Translation adjustments...................                                                   (19.4)                (19.4)
                                                -----      -----       -----      -----     ------     ------    -------

Balance December 31, 1994.................     $592.5     $168.4      $974.1     ($48.1)   ($175.9)   ($145.8)  $1,365.2
                                               ======     ======      ======     ======    =======    =======   ========


The accompanying notes are an integral part of these financial statements.

Share data for prior years has not been restated for the 3 for 1 common stock split declared in 1992.

Certain reclassifications of prior years' data have been made to improve comparability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share, employee, shareholder and statistical data)

(share data for years prior to 1992 have been restated for the 3 for 1 common stock split declared in 1992.)

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

Foreign Currency Translation
For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated in a separate component of Shareholders' Equity. For non-U.S. subsidiaries which operate in U.S. dollars (functional currency) or whose economic environment is highly inflationary, local currency inventories and plant and other property are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Cash and Cash Equivalents
Cash equivalents represent investments with maturities of three months or less from the time of purchase, and are carried at cost which approximates fair value because of the short maturity of those instruments.

Inventory Valuation
Inventories are carried at the lower of cost or market, with cost for all domestic metal, plastic container, crown and closure inventories determined under the last-in, first-out (LIFO) method. Machinery Division and non-U.S. inventories are principally determined under the average cost method.

Goodwill
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated on the basis of cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefited (primarily 40 years). On a periodic basis the Company reviews the recoverability of goodwill based primarily upon an analysis of cash flows from the acquired businesses. Accumulated amortization amounted to $86.9 and $62.7 at December 31, 1994 and 1993, respectively.

Property, Plant and Equipment
Property, plant and equipment (PP&E) is carried at cost and includes expenditures for new facilities and those costs which substantially increase the useful lives of existing PP&E. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related costs and accumulated depreciation are eliminated from the respective accounts and any profit or loss on disposition is reflected in income. Costs assigned to PP&E of acquired businesses are based on estimated fair value at the date of acquisition. Depreciation and amortization are provided on a straight-line basis for financial reporting purposes and an accelerated basis for tax purposes. The useful lives range between 40 years for buildings and 5 years for vehicles.

Treasury Stock
Treasury stock is reported at par value and constructively retired. The excess of fair value over par value is first charged to paid-in capital, if any, and then to retained earnings.

Research and Development
Research, development and engineering expenditures which amounted to $21.1, $23.3 and $16.7 in 1994, 1993 and 1992, respectively, are expensed as incurred.

Earnings Per Share
Earnings per share are computed based on the weighted average number of shares actually outstanding during the period plus the shares that would be outstanding assuming the exercise of dilutive stock options, which are considered to be common stock equivalents. The number of equivalent shares that would be issued from the exercise of stock options is computed using the treasury stock method.

Reclassifications
Certain reclassifications of prior years' data have been made to improve comparability.


B. Accounting Changes

Effective January 1, 1993, the Company adopted SFAS No.106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." In the fourth quarter of 1993, effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The incremental after-tax effect of these accounting changes was a non-cash charge to 1993 earnings of $2.5 or $.03 per share.

SFAS No. 106 requires employers to recognize the costs and obligations for postretirement benefits other than pensions over the employees' service lives. Previously, such costs were generally recognized as an expense when paid. The cumulative effect of implementing SFAS No. 106 as of January 1,1993 resulted in a non-cash charge to net income, net of $46.0 tax benefit, of $89.2 or $1.03 per share.

SFAS No. 109 establishes new accounting and reporting standards for income taxes and requires adopting the liability method, which replaces the deferred method required by Accounting Principles Board Opinion (APB) No. 11. The cumulative effect of implementing SFAS No. 109 as of January 1, 1993 resulted in a non-cash increase to net income of $23.5 or $.27 per share.

SFAS No. 112 requires employers to accrue the costs and obligations of postemployment benefits (severance, disability, and related life insurance and health care benefits) to be paid to inactive or former employees. Prior to adoption, the Company had recognized expense for the cost of these benefits either on an accrual or on an "as paid" basis, depending on the plan. The cumulative effect of implementing SFAS No. 112 resulted in a non-cash charge to net income, net of $8.5 tax benefit, of $16.1 or $.18 per share as of January 1, 1993.


C. Acquisitions

On June 27, 1994, the Company acquired the can manufacturing facilities of Tri-Valley Growers for approximately $61 in cash, which was financed principally through cash from operations. The Company also acquired the stock of a tooling company in Pennsylvania for approximately $3 in cash.

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

For financial reporting purposes, all of the acquisitions above were treated as purchases. An excess purchase price of approximately $581 has been determined, based upon the fair values of assets acquired and liabilities assumed in connection with the above acquisitions. A final allocation of the purchase price for 1994 acquisitions will be determined during 1995 when appraisals and other studies are completed. The operating results of each acquisition are included in consolidated net income from the date of acquisition.

The following represents the non-cash impact of the acquisitions noted above:

                                                                            1994             1993            1992
                                                                            ----             ----            ----
Fair value of assets acquired ................................            $89.1            $421.4           $749.5
Liabilities assumed ..........................................            (25.1)           (201.9)          (210.9)
Issuance of common stock (3,631,624 shares) ..................                             (140.6)
                                                                          -----            ------           ------
Cash paid.....................................................            $64.0             $78.9           $538.6
                                                                          =====             =====           ======

The following represents the unaudited pro forma results of operations as if the above noted business combinations had occurred at the beginning of the respective year in which the companies were acquired as well as at the beginning of the immediately preceding year:

(unaudited)                                                                       1994             1993
                                                                                  ----             ----
Net sales..............................................................           $4,501.7        $4,382.0
Income before income taxes and cumulative
  effect of accounting changes.........................................              185.6           275.0
Net income before cumulative effect of accounting changes..............              130.3           178.9
Earnings per average common share before cumulative
  effect of accounting changes ........................................              $1.46           $2.05

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

D. Receivables

                                                                                    1994             1993
                                                                                    ----             ----
Accounts and notes receivable .........................................             $657.6            $482.3
Less: Allowance for possible losses....................................              (10.6)             (6.2)
                                                                                     -----              ----
  Net trade receivables................................................              647.0             476.1
Miscellaneous receivables..............................................               91.0              56.8
                                                                                      ----              ----
                                                                                    $738.0            $532.9
                                                                                    ======            ======


E. Inventories

                                                                                  1994             1993
                                                                                  ----             ----
Finished goods and work in process ....................................           $391.3            $329.7
Raw materials and supplies ............................................            376.2             370.0
                                                                                   -----             -----
                                                                                  $767.5            $699.7
                                                                                  ======            ======

Approximately 55% and 57% of worldwide inventories at December 31, 1994 and 1993, respectively, were stated on the last-in, first-out (LIFO) method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 1994 and 1993, total inventories would have been $22.4 and $26.8 higher, respectively.


F. Investments

                                                                                      1994             1993
                                                                                      ----             ----
January 1..............................................................              $42.6             $55.6
Change in reporting entity ............................................               (6.5)            (17.7)
Dividends received from equity affiliates..............................               (7.3)             (7.1)
Equity in earnings of joint ventures...................................               16.3               5.0
Sale of investments....................................................                                 (2.8)
Change in cumulative translation on net assets of
  equity affiliates....................................................                0.1               (.3)
Acquisition of equity and investments in joint ventures................                2.5               9.9
                                                                                       ---               ---
December 31 ...........................................................              $47.7             $42.6
                                                                                     =====             =====


G. Property, Plant and Equipment

                                                                                    1994             1993
                                                                                    ----             ----
Buildings..............................................................             $470.0            $422.0
Machinery and equipment................................................            2,080.1           1,781.9
                                                                                   -------           -------
                                                                                   2,550.1           2,203.9
Less:  Accumulated depreciation and amortization.......................           (1,049.1)           (889.1)
                                                                                  --------            ------
                                                                                   1,501.0           1,314.8
Land...................................................................               93.4              92.0
Construction in progress...............................................              222.1             186.7
                                                                                     -----             -----
                                                                                  $1,816.5          $1,593.5
                                                                                  ========          ========

H. Restructuring

On September 14, 1994 the Company announced its plans to restructure thirteen metal packaging facilities. The balance of these reserves, (excluding the writedown of assets which are reflected as a reduction of the related asset account), are included within accounts payable and accrued liabilities and other non-current liabilities. The components of restructuring are as follows:

                                                                          Original
                                                                         Provision   1994 Activity  Balance
                                                                         ---------   -------------  -------
Employee costs................................................            $58.4       ($41.8)       $16.6
Writedown of assets...........................................             50.4        (50.4)
Lease termination and property holding costs..................              6.1         (0.2)         5.9
Anticipated gain from sale of properties......................            (11.1)                    (11.1)
Incremental operating losses..................................             10.8         (5.4)         5.4
                                                                           ----         ----          ---
                                                                         $114.6       ($97.8)       $16.8
                                                                         ======       ======        =====

Employee costs primarily include severance costs to be paid to terminated employees and amounts necessary to reflect pension and retiree medical benefits, as determined by the Company's actuary. Benefits provided to employees to be terminated include only those predetermined benefits fully described in existing union contracts or as described in the "Company's Salaried Employee's Benefits handbook". The plan of restructuring only provides for the costs of employees terminated involuntarily. Costs attributable to pension and other post-retirement benefits not paid by December 31, 1994 have been reclassified to their respective liability accounts at year-end. See Note N to the Consolidated Financial Statements.

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

Where applicable, the Company has also established reserves to restructure acquired companies. These purchase accounting adjustments related primarily to employee separation costs to be incurred upon plant closures, such as severance and additional pension and retiree medical liabilities. As of December 31, 1994, remaining balances from 1994 and 1993 acquisitions were $22.2. The Company expects these balances to be substantially liquidated during 1995.

The Company, as appropriate, periodically charges operations in the current period when non-recurring severance plans are announced. The Company charged $4.9 and $11.1 to operations in 1994 and 1993, respectively. Those amounts are also classified as restructuring and are included in accounts payable and accrued liabilities.

I. Short-Term Borrowings and Long-Term Debt

                                                                                     1994             1993
                                                                                     ----             ----
Short-term Borrowings (1)
Commercial paper (6.1%, 3.5%, and 5.4%
  weighted average interest rates at December 31,
  1994, 1993 and 1992, respectively)...................................             $660.6            $324.0
Notes payable to banks/overdrafts (6.5%, 8.5%, and 6.7%
  weighted average interest rates at December 31, 1994, 1993
  and 1992, respectively)..............................................              178.9              48.9
Commercial paper reclassified to long-term (2).........................             (235.0)
                                                                                    ------
                                                                                    $604.5            $372.9
                                                                                    ======            ======

Long-Term Debt
Commercial paper (2)...................................................             $235.0
8.49% private placement due 1994 to 1996...............................              100.0            $150.0
Bank term loan, rates in 1994 ranging from 3.8% to
  6.8%, due 1995-1997..................................................              100.0             150.0
5.88% notes due 1998...................................................              100.0             100.0
7.00% notes due 1999...................................................              100.0
6.75% notes due 2003...................................................              200.0             200.0
8.00% notes due 2023...................................................              200.0             200.0
Belgian Franc notes due 1996 (3).......................................               47.1              13.8
Other loans in various currencies,
  rates in 1994 ranging from 4.5% to 11.5%,
  due 1994-2002 (4)....................................................              138.7             179.6
                                                                                     -----             -----
                                                                                   1,220.8             993.4
Less current maturities of long-term debt issuances....................             (131.3)           (101.9)
                                                                                    ------            ------
Total long-term debt...................................................           $1,089.5            $891.5
                                                                                  ========            ======

(1) Domestic and Canadian operations working capital requirements are funded on a short-term basis through the issuance of commercial paper. Short-term funds for certain international operations are obtained through bank overdrafts and short-term notes payable. The weighted average interest rates for commercial paper outstanding during 1994, 1993 and 1992, were 4.8%, 3.6% and 5.0%, respectively. The weighted average interest rates for notes and overdrafts outstanding during 1994, 1993 and 1992, were 6.9%, 9.2% and 11.3%, respectively. The weighted average amount of short-term debt outstanding during the years 1994, 1993 and 1992 were $736.5, $529.5 and $255.7, respectively. Short-term borrowings did not exceed $915.5, $651.1 and $342.6, during 1994, 1993 and 1992, respectively. At December 31, 1992, commercial paper was $154.0 and notes and overdrafts totaled $39.4.
(2) At December 31, 1994, $235.0 of commercial paper was classified as long-term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis. At December 31, 1994 and 1993, the Company had additional lines of credit amounting to $275.0 and $550.0, respectively, available under formal borrowing arrangements with various banks which expire in 1994 and 1995. At December 31, 1994, the Company had drawn $40.0 related to these credit lines at a weighted average interest cost of 6.3%. In February 1995, the Company formalized a $1,000.0 multi-currency credit facility which expires in February, 2000. This facility, which is unrestricted, replaces the above lines of credit and bears interest at variable market rates.
(3) This facility bears interest at variable market rates. The Company has entered into an interest rate swap agreement to convert 1,000.0 Belgian Francs ($31.4 at December 31, 1994) to a 6.53% fixed rate obligation. The contract amount represents 66.7% of the total underlying debt and has a maturity which coincides with that of the debt.

(4) Approximately $24.6 and $15.7 is non-recourse to the Company at December 31, 1994 and 1993, respectively. An additional $28.8 of this indebtedness becomes non-recourse to the Company upon project completion requirements being met by an affiliate.

On December 20, 1994, the Company filed an S-3 Registration Statement to issue up to $500.0 of debt securities. On January 15, 1995, $300.0, 8.38% notes due 2005 were issued with the proceeds used to pay down short-term indebtedness.

Aggregate maturities of total long-term debt for the five years subsequent to December 31, 1994 are $131.3; $147.7; $53.5; $120.7 and $109.8, respectively.
Cash payments for interest were $107.1 (including capitalized interest of $5.5) in 1994, $82.2 in 1993 and $78.4 in 1992.

The carrying value of total debt as of December 31, 1994 and 1993 does not differ materially from its estimated market value.

J. Financial Instruments

It is the Company's policy to reduce its exposure to adverse fluctuations in interest and foreign exchange rates.

The Company has a program to offset equivalent foreign currency assets and liabilities, thereby minimizing net exposures. The Company uses only liquid instruments from credit worthy financial institutions and does not enter into leveraged, tiered or illiquid contracts. Further, the Company does not enter into derivative financial instruments for trading purposes.

Complementary to this approach, the Company enters into forward exchange contracts, primarily in European currencies, to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. As of December 31, 1994 and 1993, the Company had outstanding foreign exchange contracts to buy or sell foreign currencies for an aggregate notional amount of $126.1 and $59.8, respectively. Based on year-end exchange rates and the maturity date of the various contracts, the aggregate contract value of these items approximated fair value at December 31, 1994 and 1993, respectively. Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

The Company also enters into interest rate swap and cap agreements to manage interest rates on its underlying debt obligations. Costs associated with these financial instruments are generally amortized over the lives of the instruments and are not material to the Company's financial results. Differences in interest, which are paid or received, are recognized as adjustments to interest expense of the underlying debt obligation.

At December 31, 1994, the Company was party to one material interest rate contract. See Note I to the Consolidated Financial Statements.

K. Accounts Payable and Accrued Liabilities

                                                                                     1994             1993
                                                                                     ----             ----
Trade accounts payable.................................................             $440.1            $492.9
Interest...............................................................               10.9              11.5
Employee benefits......................................................              130.8             136.2
Salaries, wages and other compensation.................................               33.1              23.2
Environmental..........................................................                2.7               3.3
Restructuring..........................................................               30.4              54.3
Deferred taxes.........................................................                6.0              11.9
Other..................................................................               83.1              62.0
                                                                                      ----              ----
                                                                                    $737.1            $795.3
                                                                                    ======            ======

L. Other Non-Current Liabilities

                                                                                     1994             1993
                                                                                     ----             ----
Postemployment benefits................................................              $19.1             $17.3
Restructuring..........................................................               13.5              50.9
Deferred taxes.........................................................               35.9              19.6
Environmental..........................................................               22.9              27.4
Other..................................................................               37.4              20.4
                                                                                      ----              ----
                                                                                    $128.8            $135.6
                                                                                    ======            ======

Other non-current assets includes $16.4 and $19.4 at December 31, 1994 and 1993, respectively, for estimated recoveries related to environmental liabilities.

M. Stock Options

All amounts below have been adjusted to reflect the 3 for 1 stock split to shareholders of record as of May 12, 1992.

In accordance with the Stock Option Plans adopted in 1983 and 1984, options to purchase 9,180,000 Common Shares have been granted to officers and key employees. Options were granted at market value on the date of grant and are exercisable beginning one to two years from date of grant and terminate from five to ten years from date of grant.

Transactions for 1994, 1993 and 1992 are as follows:                   1994             1993              1992
                                                                       ----             ----              ----
Options outstanding January 1.................................         99,000           538,290          976,275
Granted.......................................................              0                 0                0
Exercised.....................................................        (18,000)         (422,790)        (427,485)
Canceled......................................................              0           (16,500)         (10,500)
                                                                       ------           -------          -------
Options outstanding at December 31............................         81,000            99,000          538,290
                                                                       ======            ======          =======
Options price range at December 31............................         $10.44            $10.44           $10.44
                                                                                                             to
                                                                                                          $14.25
Options exercisable at December 31 ...........................          9,000             9,000          215,790
Options available for grant at December 31....................              0                 0                0

In accordance with the 1990 Stock-Based Incentive Compensation Plan, options to purchase 6,000,000 common shares can be granted to officers and key employees. Options were granted at market value on the date of grant and are exercisable beginning one to two years from date of grant and terminate up to ten years from date of grant. Certain options granted to employees of acquired companies, which are included in the table below, do not reduce the shares available for grant under the 1990 plan.

Transactions for 1994, 1993 and 1992 are as follows:                   1994             1993              1992
                                                                       ----             ----              ----
Options outstanding January 1.................................      3,523,315         4,005,300        4,513,500
Granted ......................................................        357,196           765,854          283,800
Exercised.....................................................       (818,286)         (971,589)        (585,375)
Canceled......................................................       (173,000)         (276,250)        (206,625)
                                                                     --------          --------         --------
Options outstanding at December 31............................      2,889,225         3,523,315        4,005,300
                                                                    =========         =========        =========
Options price range at December 31 ...........................         $16.96            $16.96           $16.96
                                                                         to                to               to
                                                                       $40.00            $40.00           $38.50
Options exercisable at December 31............................        810,790           572,436          384,375
Options available for grant at December 31....................        860,725           919,721        1,409,325


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

Plan assets of company-sponsored plans of $1,119.7 consist principally of common stocks and fixed income securities, including $216.6 of the Company's common stock.

Pension expense amounted to $1.3 (including expense of $7.2 for non-company sponsored plans) in 1994, income of $18.6 (including expense of $5.7 for non-company sponsored plans) in 1993 and income of $4.8 (including expense of $6.0 for non-company sponsored plans) in 1992. Pension cost for non-U.S. and non-Canadian plans in 1994, 1993 and 1992 was determined under statutory accounting principles which are not considered materially different from U.S. generally accepted accounting principles.

The 1994, 1993 and 1992 components of pension cost for company-sponsored plans were as follows:

                                                                         1994              1993             1992
                                                                         ----              ----             ----

Service cost - benefits earned during the year................            $14.1             $11.4            $12.6
Interest cost on projected benefit obligations ...............             94.6              99.3            100.7
Return on assets:
     -actual..................................................             31.0            (133.5)          (134.1)
     -deferred (loss)/gain....................................           (163.5)              4.7             13.4
Amortization of net unrecognized (gain)/loss
     at January 1, 1986.......................................               .1               (.7)             (.7)
Amortization of net unrecognized loss/(gain) .................               .7              (5.5)            (3.9)
Cost attributable to plant closings...........................             17.1                                1.2
                                                                           ----            ------           ------
Total pension (income)........................................            ($5.9)           ($24.3)          ($10.8)
                                                                          =====            ======           ======

Cost attributable to plant closings is included within the restructuring charge as more fully described in Note H to the Consolidated Financial Statements.

The  funded  status  of  company-sponsored   plans,  including  the  assets  and
liabilities assumed in connection with acquisitions, at December 31, 1994 and 1993 was as follows:

                                                                          Plans in which
                                                              Accumulated             Assets Exceeded
                                                               Benefits                 Accumulated
                                                            Exceeded Assets              Benefits

                                                         1994          1993          1994         1993
                                                         ----          ----          ----         ----
Actuarial present value of:
     Vested benefit obligation.....................     ($925.8)    ($1,058.2)     ($236.7)    ($236.5)
     Non-vested benefits...........................       (18.0)        (13.2)        (2.2)       (2.6)
                                                          -----         -----         ----        ----
         Accumulated benefit obligation............     ($943.8)    ($1,071.4)     ($238.9)    ($239.1)
                                                        =======     =========      =======     =======
Actuarial present value of projected benefit
     obligation....................................     ($961.4)    ($1,085.4)     ($258.5)    ($261.9)
Plan assets at fair value..........................       767.8         901.8        351.9       351.6
                                                          -----         -----        -----       -----
Plan assets in excess of (less than) projected
     benefit obligation ...........................      (193.6)       (183.6)        93.4        89.7
Unrecognized (gain) loss at January 1, 1986........        12.8            .5         (5.3)       (6.0)
Unrecognized net (gain) loss since 1986 ...........        98.9          96.6        (20.1)      (32.6)
Unrecognized prior service cost....................         2.8           1.7          2.0         1.6
Minimum liability..................................       (96.4)        (84.8)
                                                          -----         -----        -----       -----
(Accrued)/Prepaid pension cost at
     December 31...................................     ($175.5)      ($169.6)       $70.0       $52.7
                                                        =======       =======        =====       =====

The Company recognizes a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost and previously unrecognized transition obligation, or a reduction of shareholders' equity. The Company had recorded additional liabilities of $96.4 and $84.8 as of December 31, 1994 and 1993, respectively. An intangible asset of $10.6 and $1.5 and a shareholders' equity reduction, net of income taxes, of $48.1 and $46.3 was recorded as of December 31, 1994 and 1993, respectively.

The weighted average actuarial assumptions for the Company's pension plans are as follows:

                                                                        1994              1993             1992
                                                                        ----              ----             ----
Discount rate.................................................          8.6%              7.1%             8.8%
Compensation increase.........................................          5.2%              5.2%             5.2%
Long-term rate of return......................................         11.0%             11.0%            11.0%

Other Postretirement Benefit Plans
The Company and certain subsidiaries sponsor unfunded plans to provide health care and life insurance benefits to pensioners and survivors. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Life insurance benefits are generally provided by insurance contracts. The Company reserves the right, subject to existing agreements, to change, modify or discontinue the plans.

The net postretirement benefit cost was comprised of the following components:

                                                                               1994        1993
                                                                               ----        ----
     Service cost for benefits earned during the year..................         $5.5       $3.6
     Interest cost on accumulated postretirement benefit obligation....         39.1       45.0
     Cost attributable to plant closings ..............................         10.8
                                                                                ----      -----
         Net postretirement benefit cost ..............................        $55.4      $48.6
                                                                               =====      =====

Cost attributable to plant closings is included within the restructuring charge as more fully described in Note H to the Consolidated Financial Statements.

Health care claims and life insurance benefits paid totaled $36.3 in 1994, $41.6 in 1993 and $35.2 in 1992.

The following provides a reconciliation of the accumulated postretirement benefit obligation to the liabilities recognized in the Company's balance sheet as of December 31:

                                                                                    1994             1993
                                                                                    ----             ----
     Retirees..........................................................            ($401.1)          ($461.2)
     Fully eligible active plan participants...........................              (38.9)            (96.7)
     Other active plan participants....................................              (46.1)            (79.2)
                                                                                     -----             -----
     Total accumulated obligation......................................            ($486.1)           (637.1)
     Unrecognized net (gain) loss......................................              (79.1)             89.1
                                                                                     -----              ----
     Accrued postretirement benefit obligation.........................            ($565.2)          ($548.0)
                                                                                   =======           =======

The health care accumulated postretirement benefit obligation was determined at December 31, 1994 and 1993 using health care trend rates of 10.1% and 12.5%, respectively, decreasing to 5.1% over ten years and 7% over fifteen years, respectively. The assumed long-term rate of compensation increase used for life insurance was 5%. The discount rate was 8.5% and 7.1% at December 31, 1994 and 1993, respectively. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligation by $42.0 and the net postretirement benefit cost by $4.6.

Employee Savings Plan and Employee Stock Purchase Plan
The Company sponsors a Savings Investment Plan which covers all domestic salaried employees who are 21 years of age with one or more years of service. The Company matches with equivalent value of Company stock, up to 1.5% of a participant's compensation. The Company's contributions were approximately $.9 in each of the respective years ending December 31, 1994, 1993 and 1992.

The Company, commencing in 1994, sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter ending market price towards the purchase of each common share. The Company's contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 1994 were 65,437 and the Company's contribution was $.4 .

O. Income Taxes

Pretax income before cumulative effect of accounting changes for the years ended December 31 was taxed under the following jurisdictions:

                                                                    1994              1993             1992
                                                                    ----              ----             ----
Domestic..................................................          $88.5           $214.0            $222.3
Foreign...................................................           94.2             65.8              32.4
                                                                     ----             ----              ----
                                                                   $182.7           $279.8            $254.7
                                                                   ======           ======            ======

The provision for income taxes consists of the following:           1994              1993             1992
                                                                    ----              ----             ----
Current tax provision:
     U.S. Federal.........................................          $50.9                               $6.0
     State and foreign....................................           18.7            $17.8              26.3
                                                                     ----            -----              ----
                                                                     69.6             17.8              32.3
                                                                     ----             ----              ----
Deferred tax provision:
     U.S. Federal ........................................          (17.7)            74.5              73.5
     State and foreign....................................            3.7              5.1              (4.8)
                                                                      ---              ---              ----
                                                                    (14.0)            79.6              68.7
                                                                    -----             ----              ----
                                                                    $55.6            $97.4            $101.0
                                                                    =====            =====            ======

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                     1994              1993             1992
                                                                     ----              ----             ----
U.S. Statutory rate.......................................           35.0%            35.0%             34.0%
Non-U.S. operations @ different rates.....................           (8.4%)           (1.1%)             1.7%
Amortization of acquisition adjustments...................            4.7%             2.9%              2.3%
Other items, net..........................................           (0.9%)           (2.0%)             1.7%
                                                                     ----             ----               ---
     Effective income tax rate............................           30.4%            34.8%             39.7%
                                                                     ====             ====              ====

The Company paid federal, state, local and foreign (net) income taxes of $88.9 for 1994, $11.7 for 1993 and $38.7 for 1992.

The components of deferred tax assets and liabilities at December 31, follow:

                                                                        1994                      1993
                                                                Asset         Liability    Asset        Liability
                                                                -----         ---------    -----        ---------
Depreciation..............................................                      $230.7                    $219.2
Postretirement and postemployment benefits................         $206.7                    $197.2
Pensions..................................................           16.9                                    2.4
Inventories...............................................                        40.4                      47.2
Tax loss carryforwards....................................           38.6                      37.2
Restructuring.............................................           23.1                      34.2
Accruals and other........................................           43.7         12.3         30.6         10.0
                                                                     ----         ----         ----         ----
                                                                    329.0        283.4        299.2        278.8
Valuation allowance........................................         (29.2)                    (31.3)
                                                                    -----                     -----
                                                                   $299.8       $283.4       $267.9       $278.8
                                                                   ======       ======       ======       ======

Prepaid expenses and other current assets includes $9.2 of deferred tax assets at December 31, 1994. Other non-current assets includes $49.1 and $20.6 of deferred tax assets at December 31, 1994 and 1993, respectively.

Approximately $38.6 of deferred tax assets relating to net operating losses and tax basis differences were available in various foreign tax jurisdictions at December 31, 1994. Deferred tax assets of $12.1 must be utilized within the next five years and $26.5 can be utilized over an indefinite period. The Company believes that it is more likely than not that $9.4 of these benefits are expected to be realized by achieving future profitable operations based on actions taken by the Company.

No net benefit has been recorded for the remaining items. Future recognition of these carryforwards will be made either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized against future earnings. No other tax operating loss or credit carryforwards exist for which the Company has recognized a net financial benefit.

The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $432.2, $401.2 and $385.2 as of December 31, 1994, 1993 and 1992, respectively. Management has no plans to distribute such earnings in the foreseeable future.


P. Minority Interests

                                                                                     1994              1993
                                                                                     ----              ----
January 1..................................................................          $53.7             $45.6
Formation of new jointly-owned subsidiaries................................            8.4               7.7
Minority interest in net income of consolidated subsidiaries...............           12.4               6.5
Change in cumulative translation adjustment................................            5.3              (5.4)
Dividends paid to minority shareholders....................................           (1.3)             (1.3)
Investment by minority holders.............................................            1.9                .6
                                                                                       ---                --
December 31................................................................          $75.4             $53.7
                                                                                     =====             =====


Q. Leases

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31, 1994 are:

                  Years ending December 31
                  1995..................................................................      $22.8
                  1996..................................................................       16.0
                  1997..................................................................       12.2
                  1998..................................................................        9.9
                  1999..................................................................        6.9
                  Thereafter............................................................       14.5
                                                                                               ----
                  Total minimum payments................................................       82.3
                  Less: Total minimum sublease rentals..................................       (6.8)
                                                                                               ----
                  Net minimum rental commitments........................................      $75.5
                                                                                              =====

Operating lease rental expense (net of sublease rental income of $1.1 in 1994 and $1.0 in 1993 and 1992) was $19.6 in 1994, $21.9 in 1993 and $10.2 in 1992.

R. Quarterly Data (unaudited)

                                                        1994                                       1993
                                       --------------------------------------      --------------------------------------
                                       First     Second      Third     Fourth      First     Second      Third     Fourth
                                       -----     ------      -----     ------      -----     ------      -----     ------
Net sales........................       $943.0   $1,134.5   $1,283.3   $1,091.4     $913.1   $1,168.6   $1,145.7     $935.2
Cost of products sold............        832.4      987.4    1,127.5      970.5      813.9    1,023.0      997.3      831.5
Net income (loss) before
  cumulative effect of
  accounting changes.............         33.6       64.8       (7.5)      40.1       29.4       56.6       59.7       35.2
Cumulative effect of
  accounting changes.............                                                    (81.8)
Net income (loss)................         33.6       64.8       (7.5)      40.1      (52.4)      56.6       59.7       35.2

Per share
  Earnings (loss) before
    cumulative effect of
    accounting changes...........          .38        .73       (.08)       .45        .35        .65        .68        .40
  Cumulative effect of
    accounting changes...........                                                   (.96)
  Earnings (loss) per
    average common
    share........................          .38        .73       (.08)       .45       (.61)       .65        .68        .40

Market Price
  High...........................       41 7/8     39 3/4     39 1/2     40 7/8     40 7/8     40         38 1/8     41 7/8
  Low............................       36 5/8     33 3/4     33 1/2     35 7/8     35         36         33 1/4     35 1/4

The closing price of the Company's common stock at December 31, 1994 and 1993 was $37.75 and $41.88, respectively.

Third quarter 1994 includes pre-tax restructuring charges of $114.6, $73.2 after taxes or $.82 per share. Excluding the effects of the restructuring charge, net income for the third quarter was $65.7 and earnings per share was $.74.

Restatement of previously reported 1993 quarterly data to reflect accounting changes resulted in an increase in the net loss of $16. 1 and an increase in the net loss per share of $.18 for the first quarter of 1993. The restatement does not have a material effect on net income for the second and third quarters of 1993.

The sum of the quarters' earnings per share does not equal the year-to-date earnings per share due to changes in average share calculations.

S. Segment Information by Industry and Geographic Area

A. Industry Segment

                                              Net         Operating     % To   Identifiable Depreciation     Capital
1994                                         Sales         Profit     Net Sales   Assets   & Amortization Expenditures
                                             -----         ------     ---------   ------   -------------- ------------
Metal Packaging & Other . .(2)..........     $3,494.3     $212.0(3)     6.1     $3,453.3       $152.9       $232.7
Plastic Packaging.......................        957.9       77.0        8.0      1,284.5         65.4        207.1
                                                -----       ----                 -------         ----        -----
Consolidated . . (6)....................     $4,452.2     $289.0(5)     6.5      4,737.8(6)     218.3        439.8
                                             ========     ======                 =======        =====        =====

1993
Metal Packaging & Other . .(2)..........     $3,367.0     $308.5        9.2     $3,158.7       $140.0       $152.3
Plastic Packaging.......................        795.6       70.2        8.8      1,023.4         51.7        119.0
                                                -----       ----                 -------         ----        -----
Consolidated . . (6)....................     $4,162.6     $378.7(5)     9.1     $4,182.1(6)    $191.7       $271.3
                                             ========     ======                 =======        =====       ======

1992
Metal Packaging & Other . . (2).........     $3,573.1     $296.4        8.3     $3,014.0       $128.5       $133.2
Plastic Packaging.......................        207.6       23.6       11.4        784.2         13.9         17.4
                                                -----       ----                   -----         ----         ----
Consolidated . . (6)....................     $3,780.7     $320.0(5)     8.5     $3,798.2(6)    $142.4       $150.6
                                             ========     ======                 =======        =====       ======

B. Geographic Area

1994
United States...........................     $2,969.6     $179.4(3)     6.0     $3,291.1       $150.1       $335.1
Europe..................................        640.0       48.1        7.5        571.8         31.4         54.8
North and Central America...............        466.6       17.7(3)     3.8        517.7         24.3         10.6
Other Non-U.S...........................        376.0       43.8       11.6        357.2         12.5         39.3
                                                -----       ----                   -----         ----         ----
Consolidated . . (6)....................     $4,452.2(1)  $289.0(5)     6.5     $4,737.8(6)    $218.3       $439.8
                                             ========     ======                 =======        =====       ======

1993
United States...........................     $2,842.0     $290.2       10.2     $2,909.6       $133.2       $139.8
Europe..................................        569.1       32.4        5.7        461.1         25.4         57.0
North and Central America...............        464.0       23.3        5.0        528.8         24.0         14.2
Other Non-U.S...........................        287.5       32.8       11.4        282.6          9.1         60.3
                                                -----       ----                   -----          ---         ----
Consolidated . . (6)....................     $4,162.6(1)  $378.7(5)     9.1     $4,182.1(6)    $191.7       $271.3
                                             ========     ======                 =======        =====       ======

1992
United States...........................     $2,411.1     $252.8       10.5     $2,668.3        $90.7        $87.5
Europe.................................         580.2       28.4(4)     4.9        325.7         19.0         21.6
North and Central America...............        497.1        9.1(4)     1.8        599.0         24.7         15.9
Other Non-U.S...........................        292.3       29.7       10.2        205.2          8.0         25.6
                                                -----       ----                   -----          ---         ----
Consolidated . . (6)....................     $3,780.7(1)  $320.0(5)     8.5     $3,798.2(6)    $142.4       $150.6
                                             ========     ======                 =======        =====       ======

(1)  Transfers between Geographic Areas are not material.
(2) Within "Metal Packaging and Other" is the Company's machinery operation which along with other non-metal packaging domestic affiliates is not significant.
(3) Operating profit for 1994 included restructuring charges of $102.3 for U.S. Metal Packaging and $12.3 for Canadian Metal Packaging.
(4) Operating profit for 1992 in Europe and North and Central America includes charges made during the year relating to the Company's continuing efforts to restructure its businesses in these regions.

(5)  The following reconciles operating profit to pre-tax income:

                                                                    1994              1993             1992
                                                                    ----              ----             ----
Operating profit..........................................         $289.0           $378.7            $320.0
Interest and other corporate
  income (expense)*.......................................         (106.3)           (98.9)            (65.3)
                                                                   ------            -----             -----
Pre-tax income............................................         $182.7           $279.8            $254.7
                                                                   ======           ======            ======

* Includes interest income and expense along with other corporate income and expense items, such as exchange gains and losses and goodwill amortization.

(6)  The following reconciles identifiable assets to total assets:

                                                                    1994              1993             1992
                                                                    ----              ----             ----
Identifiable assets.......................................       $4,737.8*        $4,182.1**        $3,798.2
Corporate assets..........................................           43.5             54.2              26.9
                                                                     ----             ----              ----
Total assets..............................................       $4,781.3         $4,236.3          $3,825.1
                                                                 ========         ========          ========

* Included in identifiable assets for 1994 is $85.5 relating to the acquisition of Tri-Valley Growers.
**   Included in identifiable assets for 1993 is:

     (a) "United States," $96, relating to the acquisition of the Van Dorn Company.
     (b) "Europe," $42, relating to the acquisition of the remaining interest in CONSTAR International's affiliate, Wellstar Acquisition, B.V. and its affiliate Wellstar Holdings, B.V.

(7) For the years ended December 31, 1994 and 1993 no one customer accounted for more than 10% of the Company's net sales. For 1992, one customer accounted for approximately 10.6% of the Company's net sales.

Included in "Other Non-U.S." are affiliates in South America, Africa, Asia and the Middle East. Figures for the United States are not comparable due to the April 1993 acquisition of the Van Dorn Company. Figures for Europe are not comparable due to the 1993 acquisitions of Wellman's interest in Wellstar Acquisition, B.V. and the minority interest in Wellstar Acquisition's affiliate, Wellstar Holding, B.V.

Total non-U.S. liabilities were $777.7, $637.0 and $640.7 at December 31, 1994, 1993 and 1992, respectively.

Certain reclassifications of prior years' data have been made to improve comparability.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     1 OF 2


(In millions)           For the year Ended December 31, 1994


COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E
--------                            --------              --------                      --------          ---------
                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period
Reserves deducted from assets
to which they apply:

Allowance for losses
on accounts receivable                  $6.2                  $4.6                           $.2              $10.6
                                        ====                  ====                          ====              =====


(In millions)     For the year Ended December 31, 1993

COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E
--------                            --------              --------                      --------          ---------
                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period
Reserves deducted from assets
to which they apply:

Allowance for losses
on accounts receivable                  $6.7                  $4.7                           $5.2              $6.2
                                        ====                  ====                           ====              ====

(In millions)     For the year Ended December 31, 1992

COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E
--------                            --------              --------                      --------          ---------
                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period
Reserves deducted from assets
to which they apply:

Allowance for losses
on accounts receivable                  $6.6                  $8.4                           $8.3              $6.7
                                        ====                  ====                           ====              ====

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     2 OF 2


(In millions)     For the year Ended December 31, 1994

COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E
--------                            --------              --------                      --------          ---------
                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period
Reserves deducted from assets
to which they apply:

Accumulated Amortization
of Intangibles including
goodwill                               $68.5                 $32.3                                           $100.8
                                       =====                 =====                                           ======


(In millions)     For the year Ended December 31, 1993

COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E
--------                            --------              --------                      --------          ---------
                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period
Reserves deducted from assets
to which they apply:

Accumulated Amortization
of Intangibles including
goodwill                               $37.8                 $30.4                          ($.3)             $68.5
                                       =====                 =====                          ====              =====


(In millions)     For the year Ended December 31, 1992

COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E
--------                            --------              --------                      --------          ---------
                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period
Reserves deducted from assets
to which they apply:

Accumulated Amortization
of Intangibles including
goodwill                               $24.4                 $17.6                            4.2             $37.8
                                       =====                 =====                            ===             =====

ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


 ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item, Directors and Executive Officers of the Registrant is set forth on pages 3, 4 and 5 of the Company's 1995 definitive Proxy Statement in the section entitled "Election of Directors" and on page 13 in the section entitled "Section 16 Requirements" and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions as of December 31, 1994.

       Name                                    Age                   Present Title
William J. Avery                               54                 Chairman of the Board of Directors,
                                                                  President & Chief Executive Officer

John W. Conway                                 49                 Executive Vice President,
                                                                  President International Division

Mark W. Hartman                                57                 Executive Vice President,
                                                                  Corporate Technologies

Richard L. Krzyzanowski                        62                 Executive Vice President,
                                                                  Secretary and General Counsel

Hans J. Loliger                                51                 Executive Vice President,
                                                                  President Plastics Division

Michael J. McKenna                             60                 Executive Vice President,
                                                                  President North American Division

Alan W. Rutherford                             51                 Executive Vice President,
                                                                  Chief Financial Officer

Ronald R. Thoma                                60                 Executive Vice President,
                                                                  Procurement and Traffic

Craig R. L. Calle                              35                 Vice President and Treasurer

Timothy J. Donahue                             32                 Financial Controller

Richard Donohue                                60                 Manufacturing Controller


ITEM 11.     EXECUTIVE COMPENSATION

The information set forth on pages 6 through 12 of the Company's 1995 definitive Proxy Statement in the section entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth on pages 2 through 5 of the Company's 1995 definitive Proxy Statement in the sections entitled "Proxy
Statement - Meeting, April 27, 1995" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth on pages 3, 4 and 5 of the Company's 1995 definitive Proxy Statement in the section entitled "Election of Directors" and is incorporated herein by reference.

PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


a)  The following documents are filed as part of this report:

     (1) All Financial Statements:

         Crown Cork & Seal Company, Inc. and Subsidiaries (see Part II pages 20 through 39 of this Report).

     (2) Financial Statement Schedule:

         Schedule Number

         II.- Valuation and Qualifying Accounts and Reserves (see pages 40 and 41 of this Report).

         All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

     (3) Exhibits

            3.a Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-4 filed with the Securities and Exchange Commission on March 9, 1993 (Registration No. 33-59286)).

            3.b By-laws of the Registrant (incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

            4.a Form of the Company's 5-7/8% Notes Due 1998 (incorporated by reference to Exhibit 22 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

            4.b Form of the Company's 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 23 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

            4.c Form of the Company's 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

            4.d Officers' Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

            4.e Indenture dated as of April 1, 1993 between the Company and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

            4.f   Terms  Agreement  dated  March  31,  1993   (incorporated   by
                  reference to Exhibit 27 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

            4.g Form of the Company's 7% Notes Due 1999 (incorporated by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

            4.h   Officers'   Certificate  of  the  Company   (incorporated   by
                  reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

            4.i Terms Agreement dated June 9, 1994 (incorporated by reference to Exhibit 99.3 of Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

            4.j Indenture dated as of January 15, 1995 between the Company and Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

            4.k Form of the Company's 8 % Notes Due 2005 (incorporated by reference to exhibit 99a of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

            4.l Officers' Certificate of the Company dated January 25, 1995 (incorporated by reference to Exhibit 99b of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

            4.m Terms Agreement dated January 18, 1995 (incorporated by reference to Exhibit 99c of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

            4.n Revolving Credit and Competitive Advance Facility Agreement dated as of February 10, 1995 among the Registrant, the Subsidiary Borrowers referenced to therein, the Lenders referenced to therein and Chemical Bank, as Administrative Agent.

                  Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

            10.a Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (No. 1-2227)).

            10.b 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

            10.c Crown Cork & Seal Company, Inc. Restricted Stock Plan for Non-Employee Directors. (incorporated by the reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

            10.d Crown Cork & Seal Company, Inc. 1984 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28 of
                  Registrant's   Registration   Statement   on  Form  S-8  (No.
                  33-06261)).

            10.e Crown Cork & Seal Company, Inc. Retirement Thrift Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 (No. 33-50369)).

            10.f Crown Cork & Seal Company, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, filed March 16, 1994 (No. 33-52699)).

            10.g  1994 Stock-Based Incentive Compensation Plan.

                  Exhibits  10.a  through  10.g,   inclusive,   are   management
                  contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

      12. Computation of ratio of earning to fixed charges

      21. Subsidiaries of Registrant.

      23. Consent of Independent Accountants.

      27. Financial Data Schedule.

b)   Reports on Form 8-K

      There were no reports on Form 8-K by the Registrant during the fourth quarter of calendar year 1994.

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

                                                 Crown Cork & Seal Company, Inc.
                                                 Registrant


Date   March 31, 1995
                                                 By: /s/ Timothy J. Donahue
                                                     --------------------------
                                                         Timothy J. Donahue
                                                         Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                                 TITLE

/s/ William J. Avery        3/31/95
-----------------------------------
William J. Avery                          Chairman of the Board, President
                                          and Chief Executive Officer
/s/ Alan W. Rutherford      3/31/95
-----------------------------------
Alan W. Rutherford                        Director, Executive Vice President
                                          and Chief Financial Officer

                                   DIRECTORS

/s/ Henry E. Butwel         3/31/95     /s/ Owen A. Mandeville, Jr. 3/31/95
-----------------------------------     -----------------------------------
Henry E. Butwel                         Owen A. Mandeville, Jr.

/s/ Charles F. Casey        3/31/95     /s/ Michael J. McKenna      3/31/95
-----------------------------------     -----------------------------------
Charles F. Casey                        Michael J. McKenna

/s/ Francis X. Dalton       3/31/95     /s/ J. Douglass Scott       3/31/95
-----------------------------------     -----------------------------------
Francis X. Dalton                       J. Douglass Scott

/s/ Francis J. Dunleavy     3/31/95     /s/ Robert J. Siebert       3/31/95
-----------------------------------     -----------------------------------
Francis J. Dunleavy                     Robert J. Siebert

/s/ Chester C. Hilinski     3/31/95     /s/ Harold A. Sorgenti      3/31/95
-----------------------------------     -----------------------------------
Chester C. Hilinski                     Harold A. Sorgenti

/s/ Richard L. Krzyzanowski 3/31/95     /s/ Edward P. Stuart        3/31/95
-----------------------------------     -----------------------------------
Richard L. Krzyzanowski                 Edward P. Stuart

/s/ Josephine C. Mandeville 3/31/95
------------------------------------
Josephine C. Mandeville