Form 10-Q
period 1995-03-31
CROWN CORK & SEAL CO INC
filed 1995-05-11
CIK 25890

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

9300 Ashton Road, Philadelphia, PA                                19136
   (Address of principal executive offices)                     (Zip Code)

                               215-698-5100
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No

There were 90,166,553 shares of Common Stock outstanding as of April 28, 1995.

             This Form 10-Q consists of a total of 16 pages.



                      PART 1 - FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except share data)
                               (Unaudited)

Three months ended March 31,                    1995           1994


Net sales                                  $   1,126.7    $      943.0

Cost, expenses & other income

  Cost of products sold, excluding
    depreciation and amortization               932.0            779.9
  Depreciation and amortization                  64.2             52.5
  Selling and administrative expense             35.8             33.1
  Interest expense                               35.5             21.6
  Interest income                         (       2.8)    (        1.4)
  Translation and exchange adjustments            1.6              3.5
                                              1,066.3            889.2

Income before income taxes                       60.4             53.8

  Provision for income taxes                     19.7             20.5

  Equity earnings, net of
   minority interests                     (       4.2)              .3


Net income                                 $     36.5       $     33.6

Earnings per average common share          $      .41       $      .38

Dividends per share

Average common shares outstanding          89,640,314       88,872,455


The financial statements for 1995 include the container manufacturing operations of Tri-Valley Growers, acquired on June 27, 1994.

The accompanying notes are an integral part of these financial statements.


                 CONSOLIDATED BALANCE SHEETS (Condensed)
                     (In millions except book value)
                               (Unaudited)

                                              March 31,        December 31,
                                                1995               1994
Assets

Current assets
  Cash and cash equivalents                 $    44.5        $     43.5
  Receivables                                   827.8             738.0
  Inventories                                   950.7             767.5
  Prepaid expenses and other current assets      54.7              56.6

      Total current assets                    1,877.7           1,605.6

  Long-term notes and receivables                65.3              70.4
  Investments                                    45.8              47.7
  Goodwill, net of amortization               1,119.0           1,122.4
  Property, plant and equipment               1,877.0           1,816.5
  Other non-current assets                      112.5             118.7

      Total                                  $5,097.3          $4,781.3

Liabilities and Shareholders' Equity

Current liabilities
  Short-term debt                            $  855.7          $  604.5
  Current portion of long-term debt              63.3             131.3
  Accounts payable and accrued liabilities      743.3             737.1
  United States and foreign income taxes         23.4              10.1

      Total current liabilities               1,685.7           1,483.0

  Long-term debt, excluding
      current maturities                      1,163.7           1,089.5
  Postretirement and pension liabilities        634.4             639.4
  Other non-current liabilities                 127.8             128.8
  Minority interests                             79.8              75.4
  Shareholders' equity                        1,405.9           1,365.2

      Total                                  $5,097.3          $4,781.3

Book value per common share                   $15.61             $15.28

[FN]
The accompanying notes are a integral part of these financial statements.
</FN?


             CONSOLIDATED STATEMENTS OF CASH FLOW (Condensed)
                              (In millions)
                               (Unaudited)


Three months ended March 31,                   1995           1994


Cash flows from operating activities
  Net income                                 $  36.5        $  33.6
  Depreciation and amortization                 64.2           52.5
  Equity in earnings of joint ventures,
   net of dividends received                      .7
  Minority interest in earnings
   of subsidiaries                              3.8             2.0
  Change in assets and liabilities,
   other than debt                          ( 258.3)        ( 235.8)

    Net cash used in operating activities   ( 153.1)        ( 147.7)

Cash flows from investing activities
  Capital expenditures                      (  94.4)       (   85.3)
  Proceeds from sale of property,
   plant and equipment                          1.1
  Other, net                                (   1.7)       (    4.8)

   Net cash used for investing activities   (  95.0)        (  90.1)

Cash flows from financing activities
  Proceeds from long-term debt                303.8             5.5
  Payments of long-term debt                ( 186.3)        (  93.6)
  Net change in short-term debt               117.7           314.7
  Common Stock:
     Repurchased for treasury                               (   2.5)
     Issued under various
      employee benefit plans                    9.7             5.3
  Minority contributions,
    net of dividends paid                   (    .1)

   Net cash provided
        by financing activities               244.8           229.4

Effect of exchange rate changes
     on cash and cash equivalents               4.3             2.8

Net change in cash and cash equivalents         1.0         (   5.6)

Cash and cash equivalents
    at beginning of period                     43.5            54.2

Cash and cash equivalents at end of period   $ 44.5          $ 48.6


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


                                    Crown Cork & Seal Company, Inc.

                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             (In millions)
                                              (Unaudited)

                                                                      Minimum     Cumulative
                                   Common       Paid-In    Retained   Pension     Translation   Treasury
                                   Stock        Capital    Earnings   Liability   Adjustments   Stock     Total


Balance at December 31, 1994       $592.5       $168.4      $974.1    ($48.1)     ($175.9)  ($145.8)      $1,365.2

Net earnings                                                  36.5                                            36.5
Treasury stock purchased
Stock issued under employee
   benefit plans                                   6.1                                          3.6            9.7
Translation adjustments                                                           (    5.5)             (      5.5)

Balance at March 31, 1995          $592.5       $174.5     $1,010.6   ($48.1)      ($181.4) ($142.2)      $1,405.9



                                                                      Minimum    Cumulative
                                  Common        Paid-In    Retained   Pension    Translation      Treasury
                                  Stock         Capital    Earnings   Liability  Adjustments      Stock        Total


Balance at December 31, 1993      $592.5        $167.4     $843.1     ($46.3)     ($156.5)         ($148.4)    $1,251.8

Net earnings                                                 33.6                                                  33.6
Treasury stock purchased                       (   2.2)                                           (     .3)   (     2.5)
Stock issued under employee
   benefit plans                                   3.8                                                 1.5          5.3
Translation adjustments                                                          (    6.6)                    (     6.6)

Balance at March 31, 1994         $592.5        $169.0     $876.7     ($46.3)     ($163.1)         ($147.2)    $1,281.6


The accompanying notes are an integral part of these financial statements


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In millions, except per share data)
                               (Unaudited)

A.  Statement of Information Furnished

    The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position for Crown
    Cork & Seal Company, Inc., as of March 31, 1995 and the results of operations and cash flows for the periods ended March 31, 1995 and 1994, respectively. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

    Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1994 Form 10-K Annual Report.

B.  Restructuring

    On September 14, 1994 the Company announced its plans to restructure thirteen metal packaging facilities. The balance of these reserves (excluding the writedown of assets which are reflected as a reduction of the related asset accounts) are included within accounts payable and accrued liabilities as well as other non-current liabilities. The restructuring balances are as follows:


                                        December 31,    1995      March 31,
                                           1994        Activity     1995
          Employee costs                  $16.6         ($ .8)     $15.8
          Lease termination and
            property holding costs          5.9         (  .6)       5.3
          Anticipated gain from sale
            of properties                 (11.1)                   (11.1)
          Incremental operating losses      5.4         ( 1.1)       4.3

                                          $16.8         ($2.5)     $14.3

    Where applicable, the Company has also established reserves to restructure acquired companies. These purchase accounting adjustments related primarily to employee separation costs to be incurred upon plant closures, such as severance and additional pension and retiree medical liabilities. As of March 31, 1995, remaining balances from 1994 and 1993 acquisitions were $22.2 million.

    The Company, as appropriate, periodically charges current operations when non-recurring severance plans are announced. As of March 31, 1995, the balance for such expenses, classified as restructuring in the balance sheet, were $3.9 million.



C.  Inventories                                      March 31,    December 31,
                                                       1995           1994

               Finished goods and work in process      $603.4        $391.3

               Raw material and supplies                347.3         376.2

                    Total inventories                  $950.7        $767.5



D.  Supplemental Cash Flow Information

    Cash payments for interest, net of amounts capitalized, were $18.1 million and $16.0 million during the first three months of 1995 and 1994, respectively. Cash payments for income taxes amounted to $4.7 million and $5.0 million during the first three months of 1995, and 1994, respectively.





































                            PART I - FINANCIAL INFORMATION

Item 2.     Management's Discussion and Analysis of Financial Condition and
                          Results of Operations

   Results of Operations

    Net Income and Earnings Per Share

    Net Income for the first quarter ended March 31, 1995 was $36.5 million or $.41 per share, an increase of 8.6% and 7.9%, respectively, over the prior year's income of $33.6 million or $.38 per share. While such an increase is respectable, the Company's overall performance was hampered by intensive competitive pressures in selected areas.

    Net Sales

    Net sales for the quarter increased 19.5% from $ 943.0 million in 1994 to $1,126.7 million in 1995. Sales from domestic operations increased
    17.9% and those in foreign markets increased 22.7%. Domestic sales accounted for 66.1% of consolidated sales in 1995 as compared to 67.0% in 1994. An analysis of net sales by operating division follows:


                                   Net Sales
                                 First Quarter          Increase

Division                        1995      1994          $       %

North America                $  610.3    $554.5      $ 55.8    10.1

International                   227.3     179.7        47.6    26.5

Plastics                        260.2     189.4        70.8    37.4

Other                            28.9      19.4         9.5    49.0

                             $1,126.7    $943.0      $183.7    19.5


    The first quarter 1995 increase in North American Division net sales was primarily the result of the pass-through of substantially higher raw material costs partially offset by reduced beverage can unit sales volumes and the impact of continued strengthening of the U.S. dollar against the Canadian dollar and Mexico peso. Also contributing to the growth were slightly higher food can volumes aided by the contribution of the new Owatonna 2-piece food can plant and the container operations acquired from Tri-Valley Growers on June 27, 1994. The decline in beverage can volumes was due primarily to unusually large customer purchases prior to the January 1995 price increases. Without the impact of foreign exchange translation on Canadian and Mexican sales, North American divisional sales would have been $22.8 million higher.






    Within the International Division, sales in the quarter increased due primarily to cost-driven price increases as well as increased sales unit volumes in Latin America and China and the continued weakening of the U.S. dollar against most European currencies. Increased sales in Latin America resulted from the attainment of full production at the Company's beverage can plant in Buenos Aires, Argentina whereas in the first quarter of 1994 the operations were in start-up. Also contributing to growth in Latin America was the realization of the benefits from the Brazilian government's "Real Plan". This economy has shown continued stability; and, continued growth is anticipated. As announced on January 18, 1995 the Company's new joint venture in Shanghai, China commenced production of 2-piece aluminum beverage cans. In line with the Company's expectations for the Brazilian markets, the Company announced on February 17, 1995 that it had agreed to form a joint venture in Brazil with Petropar S.A. of Porto Alegre, Brazil for the production of beverage cans and ends, PET plastic bottles and plastic closures. Production capacity of 1.6 billion cans per year is expected to become available in the third quarter of 1996.

    The increase in Plastics Division sales resulted from increased demand for plastic packaging, accommodated through continued investment for expansion of unit capacity, and increased raw material prices passed through to customers.

    Cost of Products Sold

    Cost of products sold, excluding depreciation and amortization for the first quarter ended March 31, 1995 was $932.0 million, a 19.5% increase from $779.9 million in 1994. The increase is due primarily to higher net raw material costs partially offset by company-wide cost containment programs, including the effects of the 1994 restructuring program, as well as increased focus on production planning and inventory management.

    As a percentage of net sales, cost of products sold was equal to prior year at 82.7%.

    Selling and Administrative

    Selling and administrative expenses for the first quarter were $35.8 million, an increase of 8.2% over 1994. As a percentage of net sales, these expenses have improved to 3.2% in 1995 from 3.5% in 1994.













    Operating Income

    The Company views operating income as the principal measure of performance before interest costs and other non-operating expenses. Operating income for the first quarter ended March 31, 1995 was $94.7 million or 22.2% higher than in 1994. Operating income as a percentage of net sales was 8.4% for 1995 as compared to 8.2% in 1994. An analysis of operating income by operating division follows:

                           Operating Income
                             First Quarter          Increase

Division                   1995       1994          $      %

North America             $55.8      $ 49.3      $ 6.5    13.2

International              24.4        19.0        5.4    28.4

Plastics                   10.1         6.8        3.3    48.5

Other                       4.4         2.4        2.0    83.3

                          $94.7       $77.5      $17.2    22.2

    Operating income in the North American Division was 9.1% of net sales in 1995 as compared to 8.9% in 1994. This increase reflects initial effects of the announced September 1994 restructuring program as well as the Company's efforts to improve productivity and contain costs. Also contributing to the increase were improved efficiencies in Canada and Mexico.

    The Company's suppliers of aluminum can and end sheet implemented a new pricing structure for 1995 which, by formula, is directly tied to the price of ingot on the London Metal Exchange (LME). The formula takes the LME spot price of aluminum ingot and adds other costs to convert and transport aluminum, thereby effectively transferring the volatility in the commodity markets to the Company. While the Company has announced price increases to its customers based on LME quotes, the Company may not always be able to fully recover movements in commodity pricing. With already depressed margins in the domestic beverage can business and the possibility of continuing higher aluminum costs, the Company is cautious about earnings for the remainder of 1995. The longer-term consequences of higher aluminum costs will likely include less investment in North American beverage can capacity. The Company plans to maintain its competitive position by completing its 202 diameter aluminum end conversion program by year-end and through line speed enhancements.

    The International Division operating income was 10.7% of net sales as compared to 10.6% in 1994. The increased operating income primarily reflects improved 2-piece beverage can margins due to the start-up of the plant in Shanghai, China as well as the realization of full production in Argentina and the United Arab Emirates.

    Increased sales volumes resulting from recent production capacity growth through the Company's capital investment programs was the primary reason for the increased operating income in the Plastics Division. As a percentage of net sales, operating income was 3.9% in 1995 as compared to 3.6% in 1994.

    Net Interest Expense/Income

    Net interest expense was $32.7 million in the first quarter or an increase of $12.5 million when compared to 1994 net interest of $20.2 million.
    The increase in net interest expense is due primarily to (a) higher interest rates, (b) the Company's increased working capital requirements due to sales growth and higher raw material costs and (c) the capital investment program maintained by the Company in its efforts to expand production worldwide and improve production efficiencies.

    Taxes on Income

    The effective tax rate in the first quarter was 32.6% as compared to 38.1% in 1994. The lower effective tax rate is primarily due to increased pre-tax income from non-U.S. operations with lower statutory rates, such as, those in China and the United Arab Emirates.

    Liquidity and Capital Resources

    Net cash used in operations during the three months ended March 31, 1995 increased from $147.7 in 1994 to $153.1 million in 1995 or 3.7%.
    While net cash used in operations has increased in the first quarter 1995, the increase was limited as strong fourth quarter 1994 sales resulted in higher year-end 1994 receivables being collected in the first quarter 1995 as compared to collections in the first quarter 1994.
    The Company will continue to manage its inventory levels in response to the volatility of raw material prices and increased customer demand for its products.

    Capital expenditures of $94.4 million represent an increase of 10.7%
    over 1994. Spending in the North American Division totaled $32.9 million. Major spending was for ongoing projects related to the conversion of aluminum beverage can and end lines to 202 diameter at various plants. Spending in the International Division totaled $11.2 million, representing an increase of 41.9% over 1994. Major spending for this division has been concentrated in the Company's joint ventures as well as further expansion of existing plastic cap production in Europe.
    In the Plastics Division expenditures for 1995 totaled $45.2 million, an increase of 13.2% above 1994. Major spending included continued expansion of existing products, specifically single-serve PET preform and bottle lines.

    Cash provided from financing activities increased in line with the increased use of cash in operating and investing activities as the Company continues to fund its working capital requirements on a short-term basis primarily through issuances of commercial paper. On January 15, 1995, the Company sold $300.0 million of public debt securities and used the net proceeds to pay down short-term indebtedness.






    Total debt, net of cash and cash equivalents, at March 31, 1995 was $2,038.2 million and represented an increase of 14.4% above the December 31, 1994 level of $1,781.8 million. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 57.8% at March 31, 1995 as compared to 55.3% at December 31, 1994. The increase in total debt to total capitalization is primarily due to the seasonal build-up of receivables and inventories. The Company is actively trying to reduce the amount of working capital which it must employ to support its business activities worldwide.

    In February 1995, the Company formalized a $1 billion multi-currency credit facility which bears interest at variable market rates and matures in February 2000. This facility replaces existing lines of credit and is not restricted.


































                       PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Shareholders was held on April 27, 1995. The matters voted upon and the results of the votes are as follows:

                                             - - - -  V O T E S  - - - -

(1) Election of the Board of Directors:

                                            FOR        AGAINST      WITHHELD

     William J. Avery                   79,193,126     107,979       459,644
     Henry E. Butwel                    79,232,180      68,925       459,644
     Charles F. Casey                   79,247,352      53,753       459,644
     Francis X. Dalton                  79,238,084      63,021       459,644
     Francis J. Dunleavy                79,226,067      75,038       459,644
     Chester C. Hilinski                79,255,192      45,913       459,644
     Richard J. Krzyzanowski            79,257,369      43,736       459,644
     Josephine C. Mandeville            79,248,094      53,011       459,644
     Michael J. Mc Kenna                79,244,874      56,231       459,644
     Alan W. Rutherford                 79,253,935      47,170       459,644
     J. Douglass Scott                  79,235,579      65,526       459,644
     Robert J. Siebert                  79,274,644      26,461       459,644
     Harold A. Sorgenti                 79,287,328      13,777       459,644
     Edward P. Stuart                   79,231,715      69,390       459,644





                                            FOR       AGAINST      ABSTAINING

(2) The resolution for the adoption of  68,560,447  10,601,526       598,776
   The 1994 Crown Cork & Seal Company,
   Inc.  Stock-Based Incentive
   Compensation Plan



















Item 5.   Other Information

     In February 1995, the Company formalized a $1 billion multi-currency credit facility bearing interest at variable market rates and maturing in February 2000. The Company's use of this facility is not restricted and replaced existing revolving bank credit agreements.

     On January 25, 1995 the Company issued $300.0 million, 8.38% notes due 2005 with the proceeds used to pay down short-term indebtedness. These notes were part of a $500.0 million shelf registration filed on December 20, 1994.

Item 6.   Exhibits and Reports on Form 8-K

 a)  Exhibits

      4.a Form of the Company's 8 % Notes due 2005 (incorporated by reference to
          Exhibit 99a of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No 1-2227)).

     4.b Officers' Certificate of the Company dated January 25, 1995
        (incorporated by reference to Exhibit 99b of the Registrant's
        Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

    4.c Indenture dated as of January 15, 1995 between the Company and Chemical
        Bank, as Trustee (incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated January 25, 1995
        (File No. 1-2227)).

    4.d Terms Agreement dated January 18, 1995 (incorporated by reference to
        Exhibit 99c of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

    4.e Revolving Credit and Competitive Advance Facility Agreement dated as of
        February 10, 1995 among the Registrant, the Subsidiary Borrowers referred to therein, the Lenders referred to therein and Chemical
        Bank, as Administrative Agent (incorporated by reference to Exhibit 4.n of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

    10. 1994 Stock - Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).










(b)  Reports on Form 8-K

     On January 25, 1995, the Registrant filed a Current Report on Form 8-K for the following event:

     The Company reported under Item 5 - Other Events the issuance of $300 million of public debt securities consisting of $300 million aggregate principal amount of 8 % Notes due 2005. The Notes were sold on January 18, 1995 pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. The Company appended as exhibits thereto the form of the Company's 8 % Notes due 2005, the Officers' Certificate of the Company dated January 25, 1995, the Indenture dated as of January 15, 1995 between the Company and the Trustee and the Terms Agreement dated January 18, 1995.











































                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Crown Cork & Seal Company, Inc.
                                             Registrant
     Date:   May 10, 1995


                                             By: /s/ Timothy J. Donahue
                                                Timothy J. Donahue
                                                Financial Controller