Form 10-Q
period 1995-06-30
CROWN CORK & SEAL CO INC
filed 1995-08-11
CIK 25890

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[  X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 90,387,106 shares of Common Stock outstanding as of July 31, 1995.


                          Crown Cork & Seal Company, Inc.

                          PART 1 - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF INCOME
                         (In millions except share data)
                                   (Unaudited)


Three months ended June 30,                            1995           1994

Net sales                                          $  1,385.8      $  1,134.5

Costs, expenses & other income
  Cost of products sold, excluding
       depreciation and amortization                  1,153.8           932.7
  Depreciation and amortization                          65.0            54.7
  Selling and administrative expense                     36.0            33.2
  Provision for restructuring                            20.2
  Interest expense                                       38.0            22.1
  Interest income                                 (       2.7)    (       1.6)
  Translation and exchange adjustments            (       1.1)            2.6
                                                      1,309.2         1,043.7

Income before income taxes                               76.6            90.8

Provision for income taxes                               21.6            30.0
Equity earnings, net of minority interests        (       2.8)            4.0

Net income                                         $     52.2     $      64.8

Earnings per average common share                  $      .58     $       .73

Dividends per share

Average common shares outstanding                  90,197,100      89,094,150



The financial statements for 1995 include the container manufacturing operations of Tri-Valley Growers, acquired on June 27, 1994.

The accompanying notes are an integral part of these financial statements.


                          Crown Cork & Seal Company, Inc.

                        CONSOLIDATED STATEMENTS OF INCOME
                         (In millions except share data)
                                   (Unaudited)


Six months ended June 30,                                1995          1994

Net sales                                           $   2,512.5   $   2,077.5

Costs, expenses & other income
  Cost of products sold, excluding
       depreciation and amortization                    2,085.8       1,712.6
  Depreciation and amortization                           129.2         107.2
  Selling and administrative expense                       71.8          66.3
  Provision for restructuring                              20.2
  Interest expense                                         73.5          43.7
  Interest income                                   (       5.5)  (       3.0)
  Translation and exchange adjustments                       .5           6.1
                                                        2,375.5       1,932.9

Income before income taxes                                137.0         144.6

Provision for income taxes                                 41.3          50.5
Equity earnings, net of minority interests          (       7.0)          4.3

Net income                                          $      88.7   $      98.4

Earnings per average common share                   $       .99   $      1.11

Dividends per share

Average common shares outstanding                    89,920,245    88,983,915



The financial statements for 1995 include the container manufacturing operations of Tri-Valley Growers, acquired on June 27, 1994.

The accompanying notes are an integral part of these financial statements.


                        Crown Cork & Seal Company, Inc.

                    CONSOLIDATED BALANCE SHEETS (Condensed)
                   (In millions except book value per share)
                                 (Unaudited)


                                               June 30,         December 31,
                                                 1995                1994
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                    $   68.9         $    43.5
  Receivables                                     910.9             738.0
  Inventories                                     944.6             767.5
  Prepaid expenses and other current assets        72.8              56.6

          Total Current Assets                  1,997.2           1,605.6

Long-term notes and receivables                    65.9              70.4
Investments                                        56.9              47.7
Goodwill, net of amortization                   1,112.1           1,122.4
Property, plant and equipment                   1,937.3           1,816.5
Other non-current assets                          108.6             118.7

          TOTAL                                $5,278.0          $4,781.3

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Short-term debt                              $1,023.1          $  604.5
  Current portion of long-term debt                63.5             131.3
  Accounts payable and accrued liabilities        700.5             737.1
  United States and foreign income taxes           13.0              10.1

          Total Current Liabilities             1,800.1           1,483.0

Long-term debt, excluding current maturities    1,152.3           1,089.5
Postretirement and pension liabilities            627.1             639.4
Other non-current liabilities                     126.5             128.8
Minority interests                                101.7              75.4
Shareholders' equity                            1,470.3           1,365.2

          TOTAL                                $5,278.0          $4,781.3

BOOK VALUE PER COMMON SHARE                    $16.28            $15.28




The accompanying notes are an integral part of these financial statements.


                        Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)

Six months ended June 30,                             1995            1994

Cash flows from operating activities

  Net income                                         $  88.7        $  98.4
  Depreciation and amortization                        129.2          107.2
  Provision for restructuring                           12.8
  Equity in earnings of joint ventures, net
         of dividends received                       (   2.7)       (   7.7)
  Minority interest in earnings of subsidiaries          9.9            5.7
  Change in assets and liabilities, other than debt  ( 436.2)       ( 342.8)

     Net cash used in operating activities           ( 198.3)       ( 139.2)

Cash flows from investing activities
  Capital expenditures                               ( 206.5)       ( 223.9)
  Acquisition of businesses, net of cash acquired                   (  64.0)
  Proceeds from sale of property, plant and equipment   12.8             .9
  Other, net                                         (   6.9)       (   2.9)

     Net cash used in investing activities           ( 200.6)       ( 289.9)

Cash flows from financing activities
  Proceeds from long-term debt                         310.5          113.0
  Payments of long-term debt                         ( 203.7)       (  91.2)
  Net change in short-term debt                        283.7          379.1
  Common stock:
    Repurchase for treasury                          (    .3)       (   8.5)
    Issued under various employee benefit plans         14.5            8.0
Minority contributions, net of dividends paid            9.7           11.4

     Net cash provided by financing activities         414.4          411.8

Effect of exchange rate changes
       on cash and cash equivalents                      9.9            6.3

Net change in cash and cash equivalents                 25.4        (  11.0)

Cash and cash equivalents at beginning of period        43.5           54.2

Cash and cash equivalents at end of period           $  68.9        $  43.2



Schedule of non-cash Investing Activities              1995           1994
   Acquisition of business:
     Fair value of assets acquired                                    $89.1
     Liabilities assumed                                             ( 25.1)
          Cash paid                                                   $64.0


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


                                Crown Cork & Seal Company, Inc.

                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (In millions)
                                            (Unaudited)
                                                                  Minimum    Cumulative
                                Common     Paid-In   Retained     Pension    Translation   Treasury
                                Stock      Capital   Earnings     Liability  Adjustment    Shares     Total

Balance at December 31, 1994    $592.5     $168.4    $  974.1     ($48.1)    ($175.9)      ($145.8)   $1,365.2

  Net income                                             88.7                                             88.7
  Treasury stock purchased                (    .3)                                                   (      .3)
  Stock issued under employee
    benefit plans                             9.6                                              4.9        14.5
  Translation adjustments                                                        2.2                       2.2

Balance at June 30, 1995        $592.5     $177.7    $1,062.8     ($48.1)    ($173.7)      ($140.9)   $1,470.3



                                                                  Minimum    Cumulative
                                Common     Paid-In   Retained     Pension    Translation   Treasury
                                Stock      Capital   Earnings     Liability  Adjustment    Shares     Total

Balance at December 31, 1993    $592.5     $167.4    $  843.1     ($46.3)    ($156.5)      ($148.4)   $1,251.8

  Net income                                             98.4                                             98.4
  Treasury stock purchased                (   7.3)                                         (   1.2)  (     8.5)
  Stock issued under employee
    benefit plans                             5.6                                              2.4         8.0
  Translation adjustments                                                        2.3                       2.3

Balance at June 30, 1994        $592.5     $165.7    $  941.5     ($46.3)    ($154.2)      ($147.2)   $1,352.0


The accompanying notes are an integral part of these financial statements.


                        Crown Cork & Seal Company, Inc.

              Notes to Consolidated Financial Statements
                              (Unaudited)

A.   Statement of Information Furnished

     The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form
     10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc., as of June
     30, 1995 and the results of operations and cash flows for the periods ended June 30, 1995 and 1994, respectively. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

     Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1994 Annual Report on Form 10-K as well as its first quarter 1995 Interim Report on Form 10-Q.

B.   Restructuring

     The Company recorded a pre-tax restructuring expense of $114.6 million in the third quarter of 1994 ($73.2 million after-tax) related to a program announced on September 14, 1994. The program was implemented in the fourth quarter of 1994 with seven of the announced thirteen plants being closed as of December 31, 1994. The program is ongoing in 1995 with three of the previously announced plants scheduled to close by the end of the third quarter of 1995.

     Currently, the estimates related to the seven plants closed in 1994 and the three plants to be closed by the end of the third quarter 1995 have remained unchanged. However, management has reevaluated the effect of closing two aerosol plants and an art and plate operation and has decided to keep these operations open. The financial impact of this decision is a net pre-tax charge to income of $.1 million.

     During the third quarter the Company also finalized plans to close a three-piece food can plant and has also decided to not re-open the Van Nuys beverage can plant. The estimated cost associated with these two plant closures is $20.1 million pre-tax.

     The total adjustment to operating income for the above changes is a pre-tax charge of $20.2 million, or $12.8 million after-tax. The program is expected to be completed before the end of the third quarter of 1995.
     The Company estimates that the decision to keep open the two aerosol plants and the art and plate operation and to close the three piece food can plant and beverage can plant will result in additional annual savings to net income of approximately $3.1 million and reduced capital requirements by approximately $20.0 million.


                            Crown Cork & Seal Company, Inc.


     The balance of the reserves for restructuring as described above is $32.6 million as of June 30, 1995 (excluding the writedown of assets which is reflected as a reduction of the related asset accounts) and is included in accounts payable and accrued liabilities as well as other non-current liabilities. The restructuring balances are as follows:

                                              Adjustments
                                 December 31,      to       1995       June 30
                                    1994        Reserves    Activity    1995

     Employee costs                $16.6        $ 6.4        ($2.0)     $21.0
     Writedown of assets                       (   .8)          .8
     Lease termination and
      property holding costs         5.9          5.4        (  .4)      10.9
     Anticipated gain from sale
      of properties               ( 11.1)        10.9                  (   .2)
     Incremental operating losses    5.4       (  1.7)       ( 2.8)        .9

                                   $16.8        $20.2        ($4.4)     $32.6

     Where applicable, the Company has also established reserves to restructure acquired companies. These purchase accounting adjustments related primarily to employee separation costs to be incurred upon plant closures, such as severance and additional pension and retiree medical liabilities. As of June 30, 1995 the remaining balance from 1994 and 1993 acquisitions was $21.2 million.

C.   Inventories
                                           June 30,             December 31,
                                             1995                  1994

     Finished goods and work in process    $582.2                $391.3
     Raw materials and supplies             362.4                 376.2
          Total inventories                $944.6                $767.5

D.   Supplemental Cash Flow Information

     Cash payments for interest, including capitalized interest of $3.0 million and $3.2 million, were $62.9 million and $39.4 million during the six months ended June 30, 1995 and 1994, respectively. Cash payments for income taxes amounted to $14.1 million and $41.4 million during the six months ended June 30, 1995 and 1994, respectively. The 1995 tax payments are net of a second quarter refund of $15.0 million.


                       Crown Cork & Seal Company, Inc.

                    PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net Income and Earnings Per Share

     Net income for the second quarter and for the six months ended June 30, 1995 was $52.2 million and $88.7 million,respectively, as compared to $64.8 million and $98.4 million for the same periods in 1994.
     Earnings per share for the second quarter and for the six months ended June 30, 1995 was $.58 and $.99, respectively, as compared to $.73 and $1.11 for the same periods in 1994. Net income, before the provision for restructuring, in the quarter was $65.0 million or $.72 per share as compared to $64.8 million or $.73 per share in 1994. For the six months ended June 30, 1995, net income, before the restructuring charge, increased 3.2% to $101.5 million and earnings per share increased 2.1% to $1.13.

     In the second quarter, the Company, reevaluated the effect of closing two aerosol plants and an art and plate operation which had been included in the announced September 1994 restructuring plan and has decided to keep these operations open. The financial impact of this decision is a net pre-tax charge of $.1 million. The Company has also decided to close a three-piece food can plant and to not re-open the Van Nuys beverage can plant which had been damaged by an earthquake in 1994. The impact on pre-tax earnings from this decision is a charge of $20.1 million. These actions are expected to be completed by the end of the third quarter of 1995 and are expected to contribute additional annual savings of approximately $3.1 million.

     The Company estimates that of the total net pre-tax restructuring charge of $20.2 million, $9.2 million will be non-cash charges primarily to reflect the writedown of assets. Cash charges primarily relate to future pension plan contributions and retiree medical benefits to be paid for terminated employees.


                        Crown Cork & Seal Company, Inc.



Item 2.   Management's Discussion and Analysis (Continued)

     Net Sales

     Net sales for the quarter increased 22.2% from $1,134.5 million in 1994 to $1,385.8 million in 1995. Sales from domestic operations increased
     21.2% and those in foreign markets increased 24.0%. Domestic sales accounted for 66.4% of consolidated sales in 1995 as compared to 66.9% in 1994. Net sales for the six months ended June 30, 1995 at $2,512.5 million increased 20.9% from the year earlier level of $2,077.5 million.
     An analysis of net sales by operating division follows:


                                Net Sales                       Percentage
                    Second Quarter   Six Months Ended             Change

                    1995      1994     1995       1994        Second    Six
                                                              Quarter   Months


North American    $  792.0    $675.7   $1,402.3   $1,230.2     17.2     14.0

International        251.0     208.1      478.3      387.8     20.6     23.3

Plastics             325.4     227.6      585.7      416.9     43.0     40.5

Other                 17.4      23.1       46.2       42.6    (24.7)     8.5


                  $1,385.8  $1,134.5 $  2,512.5   $2,077.5     22.2     20.9


     North American Division net sales increased in the quarter and year-to-date over the respective prior year periods due primarily to the pass-through of substantially higher raw material costs. This pass-through did not fully recover the cost increases experienced for aluminum can sheet.
     It will continue to be difficult to increase selling prices during the remainder of 1995 to fully recover such cost increases. Year-to-date sales growth was partially offset by lower unit sales for beverage cans as well as the impact of the devaluation of the Mexican peso against the U.S. dollar. The decline in beverage can volumes was due primarily to unusually large customer purchases prior to the January 1995 selling price increases. In the second quarter these volumes were relatively unchanged from a year earlier. The Canadian dollar has strengthened against the U.S. dollar in the second quarter with unit sales for beverage cans increasing. Without the impact of a significantly lower
     Mexican peso, North American Division sales would have been higher by $34.5 million year-to-date and $17.2 million in the quarter from a year earlier.

     Increased sales in the International Division were due primarily to increased unit sales in China, the Middle East and Latin America as well as the continued weakening of the U.S. dollar against most European currencies. In China, the commencement of production of two-piece aluminum beverage cans and beverage ends in Shanghai, and Foshan were the primary factors for growth. Full production was also attained in the Company's operations in Dubai and Argentina resulting in substantial unit growth.

                       Crown Cork & Seal Company, Inc.

     Significant sales increases have been recognized within the Plastics Division both for the quarter and year-to-date over the prior year periods. More than 60% of this growth has been derived in domestic markets due primarily to increased unit sales of approximately 35% over 1994 and to a lesser extent from the pass-through of substantially higher polyethylene terephthalate ("PET") resin costs. Increased unit capacity at most U.S. plants as a result of the 1994 capital investment programs in response to customer requirements was the primary factor for volume growth. In Europe, the Company's plastic operations have experienced sales gains due to increased volumes, pass-through of higher raw material costs and, to a lesser degree, customer concerns about future resin shortages. The Company believes that its supplier base will provide satisfactory means for it to obtain raw materials in sufficient quantities to meet the future needs of its customers.

     Cost of Products Sold

     Cost of products sold, excluding depreciation and amortization, for the second quarter ended June 30, 1995 was $1,153.8 million, a 23.7% increase from $932.7 million in 1994. For the six months ended, cost of products sold increased 21.8% to $2,085.8 million from $1,712.6 million in 1994. These increases are due primarily to higher net raw material costs as well as overall increased unit sales. These increased raw material costs, both in aluminum can and end sheet and plastic resins, have not been fully passed through to customers and have resulted in lower margins. Management is concerned that these cost increases will not be fully recovered from customers during the remainder of 1995. Cost of products sold as a percentage of net sales are approximately 1% higher than in 1994 both within the quarter and year-to-date. The markets for certain of the Company's basic raw materials continue to tighten but it is the Company's ongoing objective to maintain its ability to effectively source such materials. Continued emphasis on research and development as well as capital programs which improve plant efficiencies support the Company's efforts to contain costs.

     Selling and Administrative

     Selling and administrative expenses for the second quarter were $36.0 million, and as a percentage of net sales were 2.6%. Expenses increased by 8.4% over 1994 but improved as a percentage of net sales from 2.9% a year earlier. For the six months ended June 30, 1995, selling and administrative expenses increased 8.3% from a year earlier but improved as a percentage of net sales from 3.2% to 2.9% in 1995.


                      Crown Cork & Seal Company, Inc.

     Operating Income

     The Company views operating income before interest costs and other non-operating expenses as the principal measure of performance. Operating income, before restructuring charges of $20.2 million, was $225.7 million or 9.0% of net sales for the six months ended
     June 30, 1995 and $131.0 million or 9.5% of net sales in the quarter. Increases over the same period a year earlier were 17.9% and 15.0%, respectively. An analysis of operating income, before restructuring, by operating division follows:

                            Operating Expense                   Percentage

                      Second Quarter     Six Months Ended         Change


                       1995    1994       1995     1994      Second    Six
                                                             Quarter  Months

North American         $73.3   $62.5      $129.1   $111.8      17.3    15.5

International           23.4    26.9        47.8     45.9     (13.0)    4.1

Plastics                32.1    23.8        42.2     30.6      34.9    37.9

Other                    2.2      .7         6.6      3.1     214.3   112.9


                      $131.0  $113.9      $225.7   $191.4      15.0    17.9


     Within the North American Division, operating income increased over a year earlier by 17.3% in the quarter and 15.5% year-to-date. As a percentage of net sales, operating margin was up year-to-date from 9.1% in 1994 to 9.2% in 1995 and unchanged at 9.3% within the quarter from a year earlier. Increased operating profits year-to-date reflect the initial effects of the September 1994 restructuring program, higher aluminum scrap prices, improved conditions in Mexico and Canada and benefits derived from the Company's continuing investment programs, primarily for beverage cans and ends.

     Within the second quarter, the increase in operating profits was partially offset by the continued increases in raw material costs particularly in aluminum can sheet. It will continue to be difficult to fully recover raw material cost increases during the second half of 1995.
     Also within the quarter, the Company's Mexican operations showed continued improvement from a year earlier as the devaluation of the Mexican peso slowed and unit sales increased.

     The implementation of a new pricing structure in 1995 by the Company's suppliers of aluminum can and end sheet directly ties the price for can and end sheet to the price of ingot on the London Metal Exchange (LME). This has resulted in the volatility in commodity markets being effectively transferred to the Company. While the Company has announced selling price increases to its customers based on LME quotes, the Company has not and may not always be able to fully recover movements in commodity pricing. With already depressed margins in the domestic beverage can business and the possibility of higher aluminum costs, the Company remains cautious about earnings for the second half of 1995. The longer term consequences of higher aluminum costs will likely include reduced investment in North American beverage can capacity.
     The Company plans to maintain its competitive position by completing its 202 diameter aluminum end conversion program by the end of 1995 and by enhancing line speeds.


                         Crown Cork & Seal Company, Inc.

     The International Division operating income was 10.0% of net sales year-to-date and 9.3% of net sales in the quarter as compared to 11.8% and 12.9% in 1994, respectively. The lower margins are directly related to competitive pressures on selling prices and changes in product mix. Although unit and dollar sales are up in most markets, the pressure on margins from higher costs remains significant.

     Operating income for the Plastics Division increased 34.9% in the quarter and 37.9% year-to-date over a year earlier. As a percentage of net sales, operating income was 9.9% in the quarter and 7.2% year-to-date as compared to 10.5% and 7.3% in 1994, respectively. The increased operating profits resulted from increased unit sales, improved manufacturing efficiencies in Europe due to the increased production and, to a lesser extent, favorable product mix. Operating margins in the domestic operations have declined within the quarter and year-to-date from a year earlier due primarily to the difficulty experienced in recovering the steady increases in PET resin prices since October 1994 and, to a lesser extent, inefficiencies caused by the continuing capital investment programs to increase unit volume capacity at various plants. PET resin prices have increased 24% since January 1, 1995. The Company has to some extent increased selling prices to its customers to offset such raw material increases. During 1995 it has been increasingly difficult to fully recover resin increases, which has led to margin erosion. With excess capacity in the U.S. PET bottle market and eroding margins due to the difficult PET price structure, the Company expects that margins may erode further in 1995.

     Net Interest Expense/Income

     Net interest expense was $35.3 million in the quarter and $68.0 million year-to-date and represents increases over 1994 of 72.2% and
     67.1%, respectively.   The increase in net interest expense is due
     primarily to (a) generally higher interest rates, (b) increased working capital requirements resulting from the impact on inventories of higher raw material costs and (c) continued capital spending programs to expand production worldwide and to improve production efficiencies.

     Taxes on Income

     The effective tax rate was 28.2% in the second quarter and 30.1% year-to-date. In 1994, the effective tax rates were 33.0% and 34.9%, respectively. The lower effective tax rate is primarily due to increased pre-tax income from non-U.S. operations with lower statutory rates, such as, those in China and the United Arab Emirates.


                    Crown Cork & Seal Company, Inc.

     Liquidity and Capital Resources

     Net cash used in operations of $198.3 million increased by $59.1 million for the six months ended June 30, 1995 over 1994 cash used in operations of $139.2 million. These increases were due primarily to higher receivable and inventory balances as raw material costs have increased up to 50% compared to 1994. The Company will continue to manage its inventory levels in response to the volatility of raw material prices and increased customer demand for its products.

     Capital expenditures of $206.5 million represent a decrease of 7.8% from the year earlier level of $223.9 million. The reduction in overall spending from a year earlier represents the Company's continuing efforts to reduce interest costs by lowering debt levels. Spending in the North American Division was $78.3 million, down from $79.3 million in 1994. Included in spending for this division were the conversion of aluminum beverage can and end lines to 202 diameter at various plants, down payments on two new high-speed beverage can lines and modernization of a plant in Texas to meet customer needs. Spending in the International Division totaled $32.2 million, an increase over the 1994 level of $30.2 million. Major spending for the International Division has been concentrated in the Company's joint ventures as well as further expansion of existing plastic cap production in European metal facilities. Spending for the Plastics Division declined from $113.2 million in 1994 to $87.6 million in 1995. Major spending included continued expansion of existing products to meet customer requirements, specifically single-serve PET preform and bottle lines.

     Cash provided from financing activities increased marginally as higher uses of cash in operations was offset by reduced spending in investing activities. The cash provided from long-term debt was generated by the Company's sale of $300.0 million of public debt securities in January 1995. These funds were used to pay down short-term indebtedness. Working capital of $197.1 million represented an increase of $74.5 million and $188.8 million, respectively, over December 31, 1994 working capital of $122.6 million and June 30, 1994 working capital of $8.3 million.

     Total debt, net of cash and cash equivalents, at June 30, 1995 was $2,170.0 million and represented an increase of 21.8% against the December 1994 level of $1,781.8 million and 26.3% against the June 30, 1994 level of $1,718.8 million. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 58.0% at June 30, 1995 as compared to 55.3% at December 31, 1994 and 54.7% at
     June 30, 1994. The increase in total debt to total capitalization is primarily due to the seasonal build-up of receivables and inventories and the increases in raw material costs as compared to 1994. The
     Company continues to fund its working capital requirements on a short-term basis primarily through the issuance of commercial paper. The
     Company is actively pursuing a reduction in the amount of working capital which it must employ to support its business activities worldwide.


                         Crown Cork & Seal Company, Inc.

     As described in the Company's Current Report on Form 8-K dated
     May 22, 1995, the Company entered into an Exchange Offer Agreement, dated as of May 22, 1995 (the "Agreement"), with Compagnie Generale d' Industrie et de Participations, a French societe anonyme ("CGIP"). Pursuant to the Agreement and subject to the terms and conditions thereof, the Company has agreed to make (or cause a wholly-owned subsidiary of the Company to make) a public exchange offer (the "Offer") for all the outstanding shares of common stock, (the "CMB Common Stock"), of CarnaudMetalbox, a French societe anonyme ("CMB"), and CGIP has agreed to tender all shares of CMB Common Stock beneficially owned by CGIP pursuant to the Offer and to elect irrevocably to receive only Units
     (consisting of a combination of Company common stock and 4.5% cumulative convertible preferred stock) in consideration for such shares.

     The Company intends to obtain the funds necessary to finance the cash portion of the Offer pursuant to an acquisition facility. The Company anticipates that the indebtedness incurred under such a facility will be repaid from funds generated internally by the Company and its subsidiaries, through additional borrowings, proceeds from asset dispositions, possible equity offerings or a combination of two or more such sources.

     The foregoing description of the Agreement is qualified in its entirety by reference to the Company's Current Report on Form 8-K dated
     May 22, 1995, and the Agreement (including the Annexes thereto), which has been filed as Exhibit 2.1 to the Form 8-K.


                    Crown Cork & Seal Company, Inc.


                    PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

          The Company's Annual Meeting of Shareholders was held on April 27, 1995. The matters voted upon and the results of such votes are set forth in Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and such Item 4 is incorporated herein by reference.

Item 5.   Other Information

          The Company's Board of Directors has declared a dividend distribution of one common stock purchase right (the "Rights") for each outstanding share of the Company's common stock, to shareholders of record at the close of business on August 10, 1995. Each Right entitles the registered holder to purchase from the Company under certain specified circumstances one share of common stock (or in certain circumstances, cash, property or other securities of the Company) at a purchase price of $200, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and First Chicago Trust Company of New York, the Rights Agent. The Rights Agreement, as well as certain other documents related to the Rights, are filed as exhibits to the Company's registration statement on Form 8-A filed with the Securities and Exchange Commission on August 10,1995 (the "Form 8-A"). The foregoing description of the Rights and the Rights Agreement is qualified in its entirety by reference to the Form 8-A and the Rights Agreement filed as Exhibits 1 and 2 to the Form 8-A.


                            Crown Cork & Seal Company, Inc.


Item 6.   Exhibits and Reports on Form 8-K

     (a.) Exhibits

       2.a Exchange Offer Agreement, dated as of May 22, 1995, between Crown
           Cork & Seal Company, Inc., and Compagnie Generale d' Industrie et de Participations (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated May 22, 1995 (File No. 1-2227)).

       3. By-laws of the Registrant as amended by the Company's Board of Directors on July 27, 1995.

       4. Rights Agreement dated as of August 7, 1995 between Crown Cork & Seal Company, Inc., and First Chicago Trust Company of New York (incorporated by reference to Exhibit 1 of Registrant's Form 8-A dated August 10, 1995 (File No. 1-2227)).

       10.a 1994 Stock - Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

       10.b Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994.

       10.c Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994.

       11. Statement re: Computation of per share earnings

       27. Financial Data Schedule


                             Crown Cork & Seal Company, Inc.




     (b)  Reports on Form 8-K

          On May 22, 1995, the Registrant filed a Current Report on Form 8-K for the following event:

          The Company reported under Item 5 - Other Events that it had entered into the Agreement with CGIP with respect to the Offer for all of the outstanding CMB Common Stock.

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




                                  Crown Cork & Seal Company, Inc.
                                  Registrant


                                  By: /s/ Timothy J. Donahue
                                     Timothy J. Donahue
                                     Vice President and Controller


Date: August 11, 1995
