Form 10-Q/A
period 1995-06-30
CROWN CORK & SEAL CO INC
filed 1995-11-13
CIK 25890

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

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of Crown Cork & Seal Company, Inc.

        We have reviewed the accompnying financial information of Crown Cork & Seal Company, Inc. and consolidated subsidiaries as of June 30, 1995 and for the six month period then ended.
        This financial information is the responsibility of the company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

        Price Waterhouse LLP
        Philadelphia, PA 19103
        October 20, 1995

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


Date: November 13, 1995
