Form 10-Q
period 1995-09-30
CROWN CORK & SEAL CO INC
filed 1995-11-14
CIK 25890

-

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q



[    X    ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


                          COMMISSION FILE NUMBER 1-2227



                       CROWN CORK & SEAL COMPANY, INC.
          (Exact name of registrant as specific in its charter)


          Pennsylvania                          23-15264444
(State or other jurisdiction of       (I.R.S. Employer Identification
incorporation or organization)                  No.)

   9300 Ashton Road, Philadelphia, PA                       19136
(Address of principal executive offices)                (Zip Code)

                                   215-698-5100
                (Registrant's Telephone Number, Including Area Code)



Indicated by check mark whether the registrant (1) has filed all reported to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing
requirements for the past 90 days.  Yes    X    No

There were 90,610,547 shares of Common Stock outstanding as of October 31, 1995.



                       Crown Cork & Seal Company, Inc.

                       PART 1 - FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF INCOME
                       (In millions except share data)
                              (Unaudited)

Three months ended September 30,                     1995       1994

Net sales                                        $  1,427.1   $  1,283.3

Costs, expenses & other income
Cost of products sold, excluding
depreciation and amortization                       1,249.7      1,074.4
Depreciation and amortization                          67.3         53.1
Selling and administrative expense                     36.0         34.7
Provision for restructuring                            82.5        114.6
Interest expense                                       38.1         26.9
Interest income                                  (      3.3)  (      2.1)
Translation and exchange adjustments             (      1.8)  (       .3)
                                                    1,468.5      1,301.3

Loss before income taxes                         (     41.4)  (     18.0)
Provision for income taxes                       (     23.9)  (      8.4)
Equity earnings, net of minority interests       (      2.4)         2.1

Net Loss                                         ($    19.9)  ($     7.5)

Loss per average common share                    ($     .22)  ($     .08)

Average common shares outstanding                90,469,197   89,115,758


The accompanying notes are an integral part of these financial statements.



                           Crown Cork & Seal Company, Inc.

                           PART 1 - FINANCIAL INFORMATION
                         CONSOLIDATED STATEMENTS OF INCOME
                          (In millions except share data)
                                    (Unaudited)


Nine months ended September 30,                        1995             1994

Net sales                                         $   3,939.6      $  3,360.8

Costs, expenses & other income
Cost of products sold, excluding
  depreciation and amortization                       3,335.5         2,787.0
Depreciation and amortization                           196.5           160.3
Selling and administrative expense                      107.8           101.0
Provision for restructuring                             102.7           114.6
Interest expense                                        111.6            70.6
Interest income                                   (       8.8)    (       5.1)
Translation and exchange adjustments              (       1.3)            5.8
                                                      3,844.0         3,234.2

Income before income taxes                               95.6           126.6
Provision for income taxes                               17.4            42.1
Equity earnings, net of minority interests        (       9.4)            6.4

Net income                                         $     68.8      $     90.9

Earnings per average common share                  $      .76      $     1.02

Average common shares outstanding                  90,105,240      89,028,346



The accompanying notes are an integral part of these financial statements.



                         Crown Cork & Seal Company, Inc.


                           CONSOLIDATED BALANCE SHEETS
                          (In millions except share data)
                                    (Unaudited)

                                         September 30,          December 31,
                                             1995                  1994
ASSETS

CURRENT ASSETS

  Cash and cash equivalents               $   58.0            $     43.5
  Receivables                                975.6                 738.0
  Inventories                                844.4                 767.5
  Prepaid expenses and other
     current assets                           76.0                  56.6

               Total Current Assets        1,954.0               1,605.6

Long-term notes and receivables               66.9                  70.4
Investments                                   54.2                  47.7
Goodwill, net of amortization              1,107.5               1,122.4
Property, plant and equipment              1,938.3               1,816.5
Other non-current assets                     114.3                 118.7

               TOTAL                      $5,235.2              $4,781.3

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Short-term debt                         $  997.7              $  604.5
  Current portion of long-term debt           66.1                 131.3
  Accounts payable and accrued liabilities   683.1                 737.1
  United States and foreign income taxes       7.2                  10.1

               Total Current Liabilities   1,754.1               1,483.0

Long-term debt, excluding
    current maturities                     1,162.6               1,089.5
Postretirement and pension liabilities       634.2                 639.4
Other non-current liabilities                120.7                 128.8
Minority interests                           105.5                  75.4
Shareholders' equity                       1,458.1               1,365.2

               TOTAL                      $5,235.2              $4,781.3

BOOK VALUE PER COMMON SHARE                 $16.10                $15.28


The accompanying notes are an integral part of these financial statements.


                         Crown Cork & Seal Company, Inc.


                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                   (In millions)
                                    (Unaudited)

Nine months ended September 30,                     1995           1994

Cash flows from operating activities

     Net income                                    $   68.8      $  90.9
     Depreciation and amortization                    196.5        160.3
     Provision for restructuring                       67.0         73.2
     Equity in earnings of joint ventures,
       net of dividends received                         .5     (   10.7)
     Minority interest in earnings of subsidiaries     13.2          9.3
     Change in assets and liabilities,
       other than debt                              ( 433.4)     ( 422.9)

          Net cash used in operating activities     (  87.4)     (  99.9)

Cash flows from investing activities

     Capital expenditures                           ( 295.4)     ( 323.0)
     Acquisition of business, net of cash acquired  (  14.2)     (  66.2)
     Proceeds from sales of property,
      plant and equipment                               12.8         9.5
     Other, net                                     (    3.8)

          Net cash used in investing activities      ( 300.6)    ( 379.7)

Cash flows from financing activities

     Proceeds from long-term debt                       329.4      148.5
     Payments of long-term debt                       ( 205.9)   ( 181.8)
     Net change in short-term debt                      258.8      504.4
     Common stock:
        Repurchased for treasury                      (    .3)   (  12.6)
        Issued under various employee benefit plans      18.8       12.4
     Minority contributions, net of dividends paid        9.6        7.3

          Net cash provided by financing activities     410.4      478.2

Effect of exchange rate changes
  on cash and cash equivalents                        (   7.9)       9.5

Net change in cash and cash equivalents                  14.5        8.1

Cash and cash equivalents at beginning of period         43.5       54.2

Cash and cash equivalents at end of period             $ 58.0     $ 62.3



Schedule of non-cash Investing Activities                1995       1994
     Acquisition of business:

          Fair value of assets acquired                  $14.2      $89.1

          Liabilities assumed                                      ( 25.1)

               Cash paid                                 $14.2      $64.0


Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.


                      Crown Cork & Seal Company, Inc.

        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (In millions)
                                (Unaudited)

                                                           Minimum   Cumulative
                              Common  Paid-In   Retained   Pension   Translation   Treasury
                              Stock   Capital   Earnings   Liability Adjustment    Shares    Total

Balance at December 31, 1994  $592.5   $168.4   $  974.1   ($48.1)   ($175.9)      ($145.8)   $1,365.2

Net income                                          68.8                                          68.8
Treasury stock purchased              (    .3)                                               (      .3)
Stock issued under employee
     benefit plans                       12.6                                          6.2        18.8
Translation adjustments                                                  5.6                       5.6

Balance at September 30, 1995 $592.5   $180.7   $1,042.9   ($48.1)   ($170.3)      ($139.6)   $1,458.1



                                                            Minimum    Cumulative
                                Common  Paid-In   Retained  Pension    Translation  Treasury
                                Stock   Capital   Earnings  Liability  Adjustment   Shares    Total

Balance at December 31, 1993    $592.5  $167.4    $843.1    ($46.3)    ($156.5)     ($148.4)  $1,251.8

Net income                                          90.9                                          90.9
Treasury stock purchased               (  10.9)                        (   1.7)              (    12.6)
Stock issued under employee
     benefit plans                         8.9                             3.5                    12.4
Translation adjustments                                                   20.8                    20.8

Balance at September 30, 1994   $592.5  $165.4    $934.0    ($46.3)    ($135.7)     ($146.6)  $1,363.3

<F1>   The accompanying notes are an integral part of these financial statements.


                            Crown Cork & Seal Company, Inc.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except per share and employee data)
                                      (Unaudited)

A.   Statement of Information Furnished

     The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of September 30, 1995 and the results of operations and cash flows for the periods ended September 30, 1995 and 1994, respectively. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

     Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the statements and notes thereto incorporated by reference in the Company's 1994 Form 10-K Annual Report as well as its first and second quarter 1995 Form 10-Q's.

B.   Summary of Significant Accounting Policies

     Goodwill

     On an annual basis the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired business.

     Property, Plant and Equipment

     The range of estimated economic lives assigned to each significant fixed asset category are as follows:

                    Land Improvements                25
                    Building and Improvements     25 to 40
                    Other depreciable assets       3 to 14

C.   Restructuring

     In March 1994 the Company outlined a two-phase implementation plan to effectively restructure its North American operations. Phase one of this plan, principally affecting the food and aerosol container sectors, was initiated in the third quarter of 1994 and was completed in September
     1995. This phase contained a pre-tax restructuring charge of $114.6 million ($73.2 million after-tax) and commenced in the fourth quarter of 1994 with the closure of seven plants.


                         Crown Cork & Seal Company, Inc.


     In the third quarter of 1995, the Company announced that it was implementing the second phase of the restructuring plan affecting its North American operations which the Company initially outlined in March 1994. In this second phase, two aluminum beverage can plants and one beverage end plant will be closed in order to match manufacturing capacity with demand. An additional beverage can plant will be off-line during 1996 to upgrade its production equipment. The Company also intends to close two food can plants in the U.S. and combine two non-U.S. food operations into one location. In the Plastics Division, one facility will be closed and two others will be reorganized to improve cost effectiveness.

     In connection with this second phase, the Company incurred a restructuring charge of $82.5 million ($54.2 million or $0.60 per share on an after-tax basis) in the third quarter ended September 30, 1995. The Company has estimated that the pre-tax annual savings resulting from these actions will be approximately $36 million after the second phase is completed in September 1996.

     The restructuring charge of $82.5 million ($54.2 million after taxes) includes cash charges of $28.6 million, $19.4 million of which is for employee separation costs from the elimination of approximately 950 positions. Employees terminated include most, if not all, employees at each plant to be closed including salaried and hourly employees and employees of the respective union represented at that plant site. Non-cash charges include writedowns of assets (spare parts, property and equipment, etc.) totaling $53.9 million.

     With the addition of the third quarter restructuring charge, 1995 pre-tax earnings have been reduced due to restructuring by $102.7 million
     ($67.0 million after tax). The balance and components of these reserves at September 30, 1995 are as follows:

                                    Partial
                                   Reversal of
                      December 31,   9/30/94      Add'l      1995       1995
                        1994        Provision   Provision   Activity   Balance

Employee costs         $16.6        ($3.0)       $  28.8    ($19.5)     $22.9

Writedown of assets                 ( 5.3)          58.4    ( 53.1)

Lease termination
 and property holding
  costs                  5.9        (  .8)          15.4    (  1.1)      19.4

Anticipated gain
 from sale of
 properties           ( 11.1)        10.9                             (    .2)

Incremental
operating losses         5.4        ( 1.7)                  (  3.7)

                       $16.8        $  .1         $102.6    ($77.4)     $42.1


     The adjustment for writedown of assets has actually been recorded against the related assets but is presented herein as a reconciliation between announced provisions or reversals and the reserve balances.

     Where applicable, the Company has also established reserves to restructure acquired companies. These purchase accounting adjustments related primarily to employee separation costs to be incurred upon plant closures, such as severance and additional pension and retiree medical liabilities. As of September 30, 1995 the balance for such expenses, classified as restructuring in the balance sheet, was $14.2 million.


                            Crown Cork & Seal Company, Inc.

D.   Inventories


                                 September 30,     December 31,
                                     1995              1994


      Finished Goods               $347.0             $284.7

      Work in Process               124.7              106.6

      Raw Materials                 300.1              309.2

     Supplies and Repair Parts       72.6               67.0

              Total                $844.4             $767.5


E.   Supplemental Cash Flow Information

     Cash payments for interest, net of amounts capitalized ($5.6 million and $4.7 million for 1995 and 1994 respectively), were $87.5 million and $54.0 million during the nine months ended September 30, 1995 and 1994, respectively. Cash payments for income taxes amounted to $18.5 million and $63.1 million during the nine months ended September 30, 1995 and 1994, respectively. The 1995 tax payments are below 1994 payments due, in part, to a second quarter domestic refund of $15.0 million, lower domestic earnings and the impact on tax depreciation from the recent capital programs.


                         Crown Cork & Seal Company, Inc.

                         PART 1 - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Restructuring

  In the third quarter of 1995, the Company announced that it was implementing the second phase of the restructuring plan affecting its North American operations. The plan was initially outlined in March 1994. In connection with this second phase, the Company has incurred a restructuring charge of $82.5 million ($54.2 million or $0.60 per share on an after-tax basis) in the third quarter ended September 30, 1995. Further detail of the restructuring is presented in Note C to the Consolidated Financial Statements.

  Net Income and Earnings Per Share

  Net income in the third quarter, before the restructuring charge, was $34.2 million or $.38 per share, a decrease of 47.9% and 48.6%, when compared to respective prior year amounts of $65.7 million or $.74 per share. The charge taken for the restructuring in the quarter was $82.5 million ($54.2 million after taxes) or $.60 per share. Following the restructuring charge, the Company reported a net loss of $19.9 million and a per share loss of $.22 compared to a loss of $7.5 million or $.08 per share in 1994. After the total 1995 net charge to income for restructuring of $67.0 million, net income for the nine months ended September 30, 1995 was $68.8 million or $.76 per share as compared to $90.9 million or $1.02 per share in 1994. Total 1994 net restructuring charges were $73.2 million or $.82 per share. The primary factors for the decline in net income were: (1) competitive pressures limiting the recovery of higher raw material costs through adequate net selling prices and (2) weaker than expected demand.

  On September 19, 1995, the Company announced that it expected earnings per share for 1995 to be less than the $2.29 per share which it reported in 1994, as measured before restructuring charges. Management stated that it expected second half 1995 net earnings before any restructuring charges would be unlikely to exceed $55 million and could be lower. Management considers the results in the third quarter to be consistent with the earnings outlook for the second half of 1995 that was announced on September 19, 1995. Continuing exposure to volatile raw material costs in the aluminum and plastic resin sectors substantially reduced profitability in the quarter.

  The foregoing discussion of restructuring charges and related cost savings, and of anticipated second half results, represents the Company's best estimate, but it necessarily makes numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, restructuring costs and other matters, many of which are outside the Company's control. The Company's estimate and related assumptions are not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above. Shareholders are cautioned not to place undue reliance on the estimate and the assumptions and should appreciate that such information may not be necessarily updated to reflect circumstances existing after the date hereof or to reflect the occurence of unanticipated events.


                        Crown Cork & Seal Company, Inc.

  Net Sales

  Net sales for the quarter increased 11.2% from $1,283.3 million in 1994 to $1,427.1 million in 1995. Sales from domestic operations increased 9.4% and those in foreign markets increased 15.6%. Domestic sales accounted for 67.7% of consolidated net sales in 1995 as compared to 68.9% in 1994. Net sales for the nine months ended September 30, 1995 of $3,939.6 million represent an increase of 17.2 % from the prior year level of $3,360.8 million. An analysis of net sales by operating division follows:


                            Net Sales                          Percentage
                   Third Quarter    Nine Months Ended           Change
                                                           Third        Nine
                   1995     1994    1995         1994     Quarter      Months


North American    $ 840.4  $ 789.2  $2,242.8   $2,019.4     6.5        11.1

International       253.8    233.1     732.1      621.0     8.9        17.9

Plastics            315.6    240.3     901.3      657.2    31.3        37.1

Other                17.3     20.7      63.4       63.2   (16.4)         .3

                 $1,427.1 $1,283.3  $3,939.6   $3,360.8    11.2        17.2


  North American Division net sales increased in the quarter and for the nine months ended September 30, 1995 over the respective period in 1994 due primarily to the pass-through of substantially higher raw material costs. This pass-through did not fully recover the costs increases experienced for aluminum can sheet. It has been difficult to increase selling prices to recover such raw material cost increases. The pass-through of higher costs was offset by unit sales volume declines across most product lines. In the quarter, domestic beverage can volumes were down approximately 2.5% from a year earlier and combined food and aerosol can volumes were down approximately 9.7%. Canadian and Mexican volumes were also down in the quarter and year-to-date.

  Increased sales in the International Division were due primarily to increased unit sales in China, the Middle East and Latin America along with the effects of a weakening U.S. dollar against most European currencies.
  In the third quarter, some U.S. dollar recovery aided in reducing the impact of translation on European net sales. Within China, unit sales growth resulted from the commencement of production of two-piece beverage cans and beverage ends in Shanghai and beverage ends in Foshan. Sales growth in Latin America and the Middle East resulted from the attainment in 1995 of full production for two-piece beverage cans and beverage ends at the Company's plants in Argentina and Dubai.

  As customers continue to convert to plastic for packaging their products, the Company with its recent unit capacity expansion program has been responsive to this continuing demand by providing PET packaging for beverage, processed food and household products. The increase in 1995 Plastic Division net sales has resulted from higher unit sales volumes across most product lines both in the U.S. and in Europe as well as from higher selling prices representing the pass-through of substantially higher resin costs to customers.


                            Crown Cork & Seal Company, Inc.

  Cost of Products Sold

  Cost of products sold, excluding depreciation and amortization, for the third quarter was $1,249.7 million, a 16.3% increase from $1,074.4 million in 1994. For nine months ended September 30, 1995, cost of products sold increased 19.7% to $3,335.5 million from $2,787.0 million in 1994. These increases are due primarily to higher net raw material costs, both for aluminum can and end sheet, plastic resins and unit sales gains in plastics. The higher raw material costs, primarily in the domestic markets, have not been fully passed through to customers and, as such, have been a factor in the increased nine month ratio between cost of products sold and net sales from 82.9% in 1994 to 84.7% in 1995, and the resultant erosion of margin. The Company expects continued difficulty in recovering higher raw material costs and is concerned about eroding manufacturing efficiencies due to weaker than expected customer demand in virtually all products and across all geographic areas.

  Depreciation and amortization as a percentage of net sales for the nine months have increased from 4.8% in 1994 to 5.0% in 1995. This increase primarily reflects the Company's efforts to improve productivity and efficiencies and to meet customer demands for new products through its annual capital investment programs.

  The Company expects resin pricing to stabilize following steady increases since October 1994 due, in part, to additional capacity becoming available next year. As for aluminum can and end sheet prices, recent discussions with the Company's suppliers has indicated that they are at least aware of the effects of their pricing practices on market demand for aluminum beverage cans. In the interim, the Company, to maintain its competitive position, plans to complete its 202 diameter aluminum end conversion program by the end of 1995 and accelerate line speeds at various plants.

  Selling and Administrative

  Selling and administrative expenses for the third quarter were $36.0 million, 2.5% of net sales. Expenses increased by 3.7% over 1994 but improved as a percentage of net sales from 2.7% a year earlier. For nine months ended September 30, 1995, selling and administrative expenses increased 6.7% from a year earlier but improved as a percentage of net sales from 3.0% in 1994 to 2.7% in 1995.


                            Crown Cork & Seal Company, Inc.

  Operating Income

  Operating income, before restructuring charges, was $74.1 million or 5.2% of net sales for the quarter ended September 30, 1995 and $299.8 million or 7.6% of net sales year-to-date. These results represent a decline of 38.8% from the quarter ended September 30, 1994 and 4.1% from the nine months ended September 30, 1994. An analysis of operating income, before restructuring charges, by operating division follows:


                               Operating Income                Percentage
                     Third Quarter    Nine Months Ended          Change
                                                            Third       Nine
                     1995     1994    1995         1994    Quarter     Months


North American      $29.1   $ 60.5   $158.2       $172.3    (51.9)     ( 8.2)

International        28.8     28.5     76.6         74.4      1.0        3.0

Plastics             15.8     29.7     58.1         60.3    (46.8)     ( 3.6)

Other                  .4      2.4      6.9          5.5    (83.3)      25.5

                    $74.1   $121.1   $299.8       $312.5    (38.8)    (  4.1)


  Operating income in the North American Division as a percentage of net sales was 3.5% in the quarter and 7.1% year-to-date as compared to 7.7% and 8.5%, respectively, for 1994. The decrease in 1995 margins from 1994 was primarily due to escalating raw material costs, the most significant being those related to aluminum can and end sheet used in beverage canmaking. Competitive pressures and industry overcapacity have been factors in preventing the Company from fully passing these substantial cost increases through to its customers. In addition to higher raw material costs, lower 1995 volumes impacted existing capacity utilization. Lower capacity utilization has resulted in plant inefficiencies which have eroded product margins and resulted in implementation of phase two of the Company's restructuring plan as discussed above. The Company intends to redeploy temporarily excess capacity into markets which will provide sufficient
  return on its capital.   The benefits of phase one of the restructuring
  plan, completed in September 1995, have largely been offset by reduced volumes in three-piece food and aerosol cans. The Company believes that it has improved operating leverage in the event that volumes rebound in 1996 as any rebound will flow through its remaining productive plants.

  International Division operating margins were 11.3% for the quarter and 10.5% year-to-date as compared to 12.2% and 12.0%, respectively, for 1994. The lower margins are primarily due to competitive pressures on selling prices and changes in product mix.


                          Crown Cork & Seal Company, Inc.

  Operating income as a percentage of net sales for the Plastics Division has declined from 12.4% in 1994 to 5.0% in 1995 for the quarter and for the nine months ended September 30 from 9.2% in 1994 to 6.4% in 1995. The margin erosion in the quarter and year-to-date was due primarily to difficulties experienced in recovering the steady increases, since October 1994, in PET resin prices and, to a lesser extent, inefficiencies caused by the impact of continued capacity enhancement programs at various plants. With excess capacity in the U.S. PET bottle market and eroding margins due to the difficult PET price structure, the Company has responded by restricting capital spending, closing one plant and reorganizing two plants. Although the Company believes that these actions will increase profitability in the future through improved utilization of remaining capacity, the Company expects that margins may erode further in the fourth quarter.

  Net Interest Expense/Income

  Net interest expense was $34.8 million in the quarter and $102.8 million year-to-date and represents increases over 1994 of 40.3% and 56.9% respectively. The increase in net interest expense is due primarily to (a) generally higher interest rates, (b) increased working capital requirements resulting from the impact on inventories of higher raw material costs and
  (c) capital spending programs to expand production worldwide and to improve production efficiencies.

  Taxes on Income

  The effective tax rate before restructuring charges was 11.1% in the quarter and 26.8% year-to-date as compared to 34.1% in the quarter and 34.6% year-to-date in 1994. The lower effective tax rate is primarily due to increased pre-tax income, especially in the third quarter, from non-U.S. operations with lower statutory rates, such as those in China, the United Arab Emirates and Switzerland.

  Liquidity and Capital Resources

  Cash and cash equivalents at September 30, 1995, were $58.0 million as compared to $43.5 million at December 31, 1994 and $62.3 million at September 30, 1994. Working capital at September 30, 1995 was $199.9 million, an improvement of $77.3 million from December 31, 1994 and $240.2 million from September 30, 1994. Net book value of property, plant and equipment representing 37.0% of total assets increased by $121.8 million from December 31, 1994. The change in net book value resulted from: (1) capital expenditures of $295.4 million, (2) reserve for writedown of assets under the restructuring plans of $53.1 million, (3) retirement and/or sale of assets, (4) depreciation on assets of $174.5 million and (5) the impact of translation on non-U.S. assets. Total debt at September 30, 1995 was $2,226.4 million and represented an increase of 22.0% over the December 31, 1994 debt level of $1,825.3 million. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 58.1% at September 30, 1995 as compared to 55.3% at December 31.


                         Crown Cork & Seal Company, Inc.

  The primary sources of cash through the nine months ended September 30, 1995 have been: (1) proceeds from short-term debt, primarily commercial paper, of $258.8 million and (2) proceeds from long-term borrowings of $329.4 million. Short-term debt, through issuances of commercial paper, has historically funded the Company's working capital requirements on an interim basis. The current commercial paper program is supported by a $1,000.0 million multi-currency credit facility which bears interest at variable market rates and which matures in February 2000. There are no restrictions attached to this facility. At September 30, 1995 outstanding commercial paper was $937.4 million as compared to $425.6 million at December 31, 1994 and $774.5 million at September 30, 1994. Proceeds from long-term debt were generated through the issuance of $300 million of 8.38% notes due 2005. These notes were part of a $500.0 million shelf registration filed with the Securities and Exchange Commission on December 20, 1994. Funds from the notes were used to paydown short-term indebtedness.

  The primary uses of cash for the nine months were: (1) capital expenditures,
  (2) working capital requirements and (3) repayment of long-term debt. Capital expenditures of $295.4 million represent a decrease of 8.5% from the year earlier level of $323.0 million. The reduction in overall spending from a year earlier represents the Company's continuing effort to reduce interest costs by lowering or restricting debt levels. Spending for the North American Division was $126.9 million. Included in spending for this division were: (1) continuing conversion of aluminum beverage can and end lines to 202 diameter at various plants, (2) modernization of a plant in Texas to meet customer needs and (3) downpayments on two new high-speed beverage can lines. Spending in the Plastic Division has declined by 30.3% from a year earlier as the Company continues to evaluate its capacity utilization within this segment; and, as such, has restricted current spending. Primary spending has been in response to customer requirements, specifically single-serve PET preform and bottle lines. Spending in the International Division totaled $47.0 million as compared to 1994 spending of $43.5 million. The major projects in this division have been concentrated in the Company's joint ventures as well as further expansion of existing European plastic cap production. Aside from capital expenditures, working capital required significant cash commitment due primarily to the impact of substantially higher raw material cost in 1995.

  The Company continues to proceed with its proposed acquisition of CarnaudMetalbox. The Company has received commitments from thirteen banks as part of its 13.7 billion French Franc (approximately $2.8 billion) Multi-Currency Revolving Credit/Term Loan facility. Funds from this acquisition facility will be used to finance the cash portion of the proposed exchange offer to acquire the shares of CarnaudMetalbox of France. The Company expects that the indebtedness incurred under such a facility will be repaid from (1) funds generated internally by the Company and its subsidiaries, (2) additional borrowings, (3) proceeds from asset dispositions and possibly (4) equity offerings. A combination of two or more sources will more than likely generate these future cash resources.


                         Crown Cork & Seal Company, Inc.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  a.      Exhibits

          2.a Exchange Offer Agreement, dated as of May 22, 1995, as amended as of November 13, 1995 between Crown Cork & Seal Company, Inc., and Compagnie Generale d' Industrie et de Participations (incorporated by reference to Annex A of the Proxy Statement/Prospectus forming a part of the Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1995 (File No. 33-64167)).

          3.a By-laws of the Registrant as amended by the Company's Board of Directors on July 27, 1995 (incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

          4. Rights Agreement dated as of August 7, 1995 between Crown Cork & Seal Company, Inc., and First Chicago Trust
               Company of New York (incorporated by reference to Exhibit 1 of the Registrant's Form 8-A dated August 10, 1995 (File No. 1-2227)).

          11.  Statement re: Computation of per share earnings


          23.  Consent of Independent Accountants

          27.  Financial Data Schedule

  b.      Reports on Form 8-K

          No reports on Form 8-K have been filed during the three months ended September 30, 1995.


                         Crown Cork & Seal Company, Inc.

                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Crown Cork & Seal Company, Inc,
                                    Registrant



Date: Noveber 14, 1995               By: /S/Timothy J. Donahue
                                     Timothy J. Donahue
                                     Vice President and Controller