Form 10-Q/A
period 1995-09-30
CROWN CORK & SEAL CO INC
filed 1995-12-21
CIK 25890

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q/A



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

     We have reviewed the accompanying consolidated financial information of Crown Cork & Seal Company, Inc. and consolidated subsidiaries as of September 30, 1995 and for the nine-month period then ended. This financial information is the responsibility of the company's management.

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

     Price Waterhouse LLP
     Philadelphia, PA
     December 4, 1995

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

          15.  Letter re unaudited interim financial information

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


                                    Crown Cork & Seal Company, Inc,
                                    Registrant



Date: December 21, 1995              By: /S/Timothy J. Donahue
                                     Timothy J. Donahue
                                     Vice President and Controller