Form 10-K405
period 1995-12-31
CROWN CORK & SEAL CO INC
filed 1996-04-01
CIK 25890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1995

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from __________ to __________

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

    Title of each class                Name of each exchange on which registered
    Common Stock $5.00 Par Value       New York Stock Exchange & Paris Bourse

    4.5% Convertible Preferred Stock
      $41.8875 Par Value

    Common Stock Purchase Rights

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
     Yes  __X__                                          No____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1996, 128,133,465 shares of the Registrant's Common Stock, excluding shares held in Treasury, and 12,432,622 shares of the Registrant's 4.5% Convertible Preferred Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $6,830,839,653.

                       DOCUMENTS INCORPORATED BY REFERENCE

Notice  of  Annual  Meeting  and  Proxy   Statement  dated  March  22,  1996  is
incorporated by reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.

================================================================================

                         Crown Cork & Seal Company, Inc.


                          1995 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

Item 1    Business............................................................1

Item 2    Properties..........................................................7

Item 3    Legal Proceedings...................................................9

Item 4    Submission of Matters to a Vote of Security Holders................10


                                     PART II

Item 5    Market for Registrant's Common Stock and
               Related Stockholder Matters...................................10

Item 6    Selected Financial Data............................................11

Item 7    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................12

Item 8    Financial Statements and Supplementary Data........................24

Item 9    Disagreements on Accounting and Financial Disclosure...............52


                                    PART III

Item 10   Directors and Executive Officers of the Registrant.................52

Item 11   Executive Compensation.............................................53

Item 12   Security Ownership of Certain Beneficial Owners and Management.....53

Item 13   Certain Relationships and Related Transactions.....................53


                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...................................................54

SIGNATURES...................................................................58

                         Crown Cork & Seal Company, Inc.


                                     PART I

ITEM 1.   BUSINESS

                                     GENERAL

Crown Cork & Seal  Company,  Inc.  (the  "Company"  and the  "Registrant")  is a
multinational manufacturer of metal and plastic packaging, including cans, bottles, crowns and closures (metal and plastic) and machinery for filling, packaging and handling. The Company is an international packaging producer and, as such, benefits from, but is also exposed to, the fluctuations of world trade. The Company recognizes that it must constantly review operations worldwide to ensure that it maintains its competitive position. To achieve better productivity, the Company closed or reorganized 44 facilities across nine countries between 1991 and 1995 and is scheduled to close three plants during 1996. The Company continues to review all operations so that it can determine the appropriate number, size and location of plants, emphasizing service to customers and rate of return to investors.

Financial information about the Company's operations in its two principal industry segments, Metal Packaging and Plastic Packaging, and within geographic areas is set forth in Part II of this Report on pages 48 and 49 under Note V of the Notes to Consolidated Financial Statements entitled "Segment Information by Industry Segment and Geographic Area."

For several years, the Company has developed its historical core Metal Packaging businesses and has expanded into new product lines, such as, plastic containers, primarily through selected strategic acquisitions. As part of the Company's focus on global packaging opportunities, Management recognized the need to expand the scope of its non-U.S. operations, especially within Europe. The Company identified CarnaudMetalbox ("CMB") as an attractive potential partner for a combination, particularly in light of the complementary fit between the Company's strong presence in North America and CMB's strong presence in Europe. In May 1995 an exchange offer agreement was signed between the Company and Compagnie Generale d' Industrie et de Participations ("CGIP"), a French societe anonyme and the principal shareholder of CMB, pursuant to which the Company agreed to make an exchange offer for all of the outstanding shares of CMB. The acquisition of CMB was completed in February 1996.

The CMB acquisition further diversifies the Company's business on a geographic and product basis. The Company will continue to operate within two principal industry segments, Metal Packaging and Plastic Packaging. Geographically, the Company's European operations will expand considerably. Management believes that the acquisition of CMB complements the Company's existing market presence, enhancing the Company's ability to compete outside North America on a global basis. In that regard, CMB has historically derived approximately 90% of its revenues outside the North American market. Accordingly, the combined Company's financial position and future results of operations will be subject to increased risks from exchange rate fluctuations.

Information about the Company's acquisitions over the most recent three years appears in Part II hereof on pages 32 and 33 under Note C of the Notes to Consolidated Financial Statements. Information about the Company's acquisition of CMB appears in Part II hereof, on pages 18 and 19 under "Acquisition of CarnaudMetalbox" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and on pages 45 and 46 under Note T of the Notes to Consolidated Financial Statements.

                                  DISTRIBUTION

As of December 31, 1995, the Company's products were manufactured in 70 plants within the United States and 68 plants outside the U.S., spanning over 40 countries. Products are sold through the Company's sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries.

                         Crown Cork & Seal Company, Inc.


With the February 1996 acquisition of CMB, the Company has acquired a multinational manufacturer of metal and plastic packaging materials and equipment with more than three quarters of its revenues derived from operations within the European Union. At December 31, 1995, CMB had 175 plants and facilities located within 38 countries worldwide.

In the period 1993 through 1995, no one customer of the Company accounted for more than 10 percent of the Company's net sales.

                            RESEARCH AND DEVELOPMENT

With the acquisition of CMB and its research and development facilities in the United Kingdom and Singapore, the Company significantly increased its engineering activities currently based at the Company's Alsip Technical Center near Chicago. The Alsip Technical Center has historically enabled the Company to provide technical and engineering services worldwide both within the Company and to third parties. The size of the combined organization may provide an opportunity to create new product concepts and the flexibility to spread the costs of future research and development activities and technological investments over a larger revenue base. Cost control and innovation continue in importance as the Company attempts to enhance its ability to compete in its relatively mature markets.

The Company expended $22.3 million, $21.1 million and $23.3 million in 1995, 1994 and 1993, respectively, on research and development activities. These activities are expected to make a greater contribution to improve and expand the Company's product lines in the future.

                                    MATERIALS

The Company continues to pursue strategies which enable it to source its raw materials with increasing effectiveness, and may consider vertical integration into the production of certain raw materials, such as PET resin, used in plastic bottle production, if it is advantageous to do so. The raw materials used in the manufacture of the Company's products are primarily aluminum and tinplate for the Metal Packaging segment, and various types of resins, which are petrochemical derivatives, for the Plastic Packaging segment. The Company may be subject to adverse price fluctuations on the purchase of such raw materials. See "Metal Packaging" below.


                                   SEASONALITY

The Company's metal and plastic beverage container businesses are predominantly located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during warmer months of the year. Consequently, product sales and earnings have generally been higher in the second and third quarters of the calendar year. Demand for food packaging materials for particular products generally is higher during the harvest and processing season. Consequently, sales and earnings for food cans have generally been higher in the third quarter of the year due to the agricultural harvest. Substantial food can business, primarily within Europe, was obtained with the acquisition of CMB which may result in increased seasonal effect on the Company's sales and earnings. The Company's other businesses tend not to be affected by significant seasonal variations.

                              ENVIRONMENTAL MATTERS

The Company's operations, like those of others in the industry, generally are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water and emissions into the atmosphere. The Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. Further discussion of the Company's environmental matters is contained in Part

                         Crown Cork & Seal Company, Inc.

II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report on pages 21 and 22 under the caption "Environmental Matters".

                                 WORKING CAPITAL

Information relating to the Company's liquidity and capital resources is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report on pages 17 and 18 under the caption "Liquidity and Capital Resources".

                                    EMPLOYEES

At December 31, 1995, the Company employed 20,409 people throughout the world. With the acquisition of CMB in February 1996 approximately 28,500 more employees have been added. The majority of the Company's employees are included in the Metal Packaging industry segment. A significant number of the Company's employees are covered by collective bargaining agreements of varying terms and expiration dates.

                        APPOINTMENT OF CORPORATE OFFICERS

As the Company reorganizes its operations to assimilate its acquisition of CMB, the Board of Directors of the Company has appointed Mr. Michael J. McKenna to the position of President and Chief Operating Officer (COO) of the Company. Mr. McKenna has been with the Company over 39 years and has held many management and executive positions, most recently as President of the Company's North American Division. Mr. John W. Conway has been appointed President of the newly created Americas Division with responsibility for the Company's Metal Packaging operations in North, Central and South America. Mr. Conway, who is an Executive Vice President of the Company, was previously President of the Company's International Division. Mr. Mark Hartman, formerly Executive Vice President - Corporate Technologies, was appointed to head the CMB merger transition team as Executive Vice President - Office of the Chairman. In this newly created position Mr. Hartman will be responsible for the successful integration of CMB into the Company's worldwide organization. Mr. Ian B. Carmichael, who in his 41 years with Metalbox and CMB has held a number of senior level positions in manufacturing and division management, was appointed Executive Vice President - Corporate Technologies as a replacement for Mr. Hartman. Mr. Carmichael will be responsible for the successful merger of research, development and engineering functions of CMB into the Company's current organization. William H. Voss has been appointed Executive Vice President and President of the newly created Asia-Pacific Division. Mr. Voss was formerly Managing Director for the Company's operations in China, Vietnam and Hong Kong. Mr. Tommy H. Karlsson has been appointed Executive Vice President and President of the newly created European Division.

                                 METAL PACKAGING

The Metal Packaging segment which in 1995 included the North American, International and Machinery Divisions of the Company accounted for approximately 75 percent of net sales and 69 percent of operating income. This segment manufactures and markets steel and aluminum cans as well as composite cans, crowns (also known as bottle caps) and metal closures. Within the Machinery Division, the Company manufactures filling, packaging and handling machinery. All products are sold through the Company's sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries.

With global beverage and food marketers increasing the consolidation of their supplier base under long-term arrangements as well as qualifying suppliers on the basis of their ability to provide service globally and to create innovative designs and technologies in a cost-effective manner, the Company sought a strategic acquisition which would channel it into such a position with its customers. In February 1996 the Company acquired CMB, creating a geographically diversified and innovative packaging company. The

                         Crown Cork & Seal Company, Inc.

Company plans to organize its Metal Packaging segment into three divisions in the future: Americas, European and Asia-Pacific. The Americas Division will include North, Central and South America. The European and Asia-Pacific regions along with South America were previously included in the International Division. CMB's metal packaging segment, which represented approximately 74% of CMB's 1995 net sales, principally in Europe and Asia, includes the manufacture of food cans, food closures, specialty packaging, aerosol and beverage cans.

In connection with the approval of the acquisition of CMB, the European Commission required that the Company divest certain aerosol operations located in five European countries. The Company believes that divesting these operations will not have a material effect on its combined financial position or results of operations.

The Company believes that price, quality and customer service are the principal competitive factors affecting its business. Based upon sales, the Company believes that it is a leader in the markets for metal packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

The Company's basic raw materials for its Metal Packaging segment's products are tinplate and aluminum. These metals are supplied by the major mills in the countries within which the Company operates plants. Some plants in less-developed countries, which do not have local mills, obtain their metal from nearby more-developed countries. In 1995, the Company obtained more than 90 percent of its tinplate requirements from ten suppliers with one supplier accounting for more than 25 percent and obtained its aluminum requirements from ten suppliers of which two suppliers accounted for 65 percent. Approximately 75 percent of CMB's raw material purchases are for tinplate. Tinplate has been sourced from a limited number of European suppliers of which the four largest maintained by CMB account for over 60 percent of its tinplate purchased. Aluminum has been purchased from a limited number of global suppliers of which the six largest supplying CMB accounted for approximately 70 percent of its purchases. Although sufficient quantities of metal raw materials have been available in the past, there can be no assurances that sufficient quantities will be available in the future.

Prior to 1995, the Company entered into annual agreements with its tinplate and aluminum suppliers, pursuant to which the Company obtained price commitments for its tinplate and aluminum requirements for the next calendar year. The Company continues to contract for its tinplate requirements on this basis.

During 1994, the Company's suppliers of aluminum can and end sheet announced and implemented a new pricing formula for 1995. Pursuant to the new formula, aluminum can and end sheet prices are tied directly to the price of aluminum ingot on the London Metal Exchange (LME). The formula price is generally the LME spot price of aluminum ingot plus a charge for the cost of converting and transporting aluminum. The Company believes that this new pricing formula is primarily responsible for the significant increase in the cost of aluminum in 1995 as compared to 1994, and that the effect of this new pricing structure has been to transfer the volatility in the commodity markets to the Company.

Historically, the Company has adjusted the prices for its products in response to changes in the cost of tinplate and aluminum. In response to the new aluminum pricing structure, the Company had announced price increases to its customers based upon the price of aluminum ingot on the LME. Due to overcapacity in the aluminum beverage can market and the customers' willingness to shift a portion of their packaging requirements away from aluminum, the Company was not able to fully recover increases in the cost of aluminum from its customers. Additionally, in the future, there can be no assurance that the Company will be able to recover fully any increases or fluctuations in metal prices from its customers. Consolidated aluminum consumption, primarily for beverage cans and ends, accounted for 33% and 36% of the Company's consolidated cost of sales for 1995 and 1994, respectively.

                         Crown Cork & Seal Company, Inc.

The Company, based on net sales, is one of two leading producers of aluminum beverage cans within the United States. In 1995, with the higher aluminum cost exerting pressure on margins, the Company increased selling prices for its beverage cans. With the increased prices, sales dollars were higher in 1995 but volumes were lower as customers shifted first quarter 1995 requirements into the fourth quarter of 1994 in advance of the anticipated increase in selling prices. The Company is continuing its ongoing efforts to reduce can and end diameter, lightweight its cans, reduce non-metal costs and restructure production processes. Beverage can capacity in North America continues to be redeployed to emerging markets, and to a lesser extent, retrofitted to produce two-piece food cans.

During 1995, the Company continued to review the number of manufacturing lines used in North America to produce beverage cans. The Company reduced its beverage can capacity in 1995 in line with market demand. Additional restructuring also has been directed towards non-beverage metal operations in North America. Information relating to the Company's 1995 restructuring activities is set forth in Part II, Item 7, "Management's Discussion and Analysis", of this Report on pages 19 and 20 under the caption "Provision for Restructuring" and in Part II,
Item 8, on pages 34 and 35 under Note H to the Notes to Consolidated Financial Statements. The Company also expects to incur significant transition and restructuring costs and expenses in connection with the acquisition of CMB, both in Europe and worldwide. The ultimate effect of such charges on the combined Company and future results cannot be determined at this time, however, those costs and the prospective savings could be material.

In April 1993, the Company acquired the Van Dorn Company. Van Dorn provides the Company with two-piece (drawn) aluminum cans for processed foods and adds additional manufacturing capacity for metal, plastic and composite cans for the paint, chemical, automotive, food, pharmaceutical and household product industries.

With the CMB acquisition a significant European food operation has been obtained. This acquisition along with the 1994 acquisition of the container division of Tri-Valley Growers significantly enhances the Company's position with global food marketers and also reduces the percentage of aluminum beverage can sales to overall consolidated net sales.

Outside North America, the Company's Metal Packaging products consist of metal crowns and closures as well as metal cans for food, beverage and aerosol customers. Europe is the most significant beverage crown and closure market for the Company with returnable bottles continuing to be a dominant form of beverage packaging in the region. In 1995, the Company commenced production of two-piece beverage cans and beverage ends in Shanghai and beverage ends in Foshan, China. Full production for two-piece beverage cans and beverage ends was achieved at the Company's plants in Argentina and the United Arab Emirates in early 1995. In the second quarter of 1995 a joint-venture was established in Brazil with Petropar, S.A. of Porto Alegre, Brazil for the production of beverage cans and ends, PET plastic bottles and plastic closures. The Company's non-U.S. beverage can capacity is concentrated in Hong Kong, China, Argentina, the United Arab Emirates, Korea, Saudi Arabia and Venezuela. The Company's operations in the United Arab Emirates, Hong Kong, China, Korea, Saudi Arabia and Venezuela are joint-venture operations,consistent with the Company's current philosophy that the use of business partners in many overseas locations represents another cost-effective means of entering these new markets.

The Machinery Division, representing approximately 1 percent of consolidated net sales, reported increased sales in 1995 due to increased demand for fillers and spare parts.

                                PLASTIC PACKAGING

The Plastic Packaging segment manufactures plastic containers and plastic closures. With the Company's 1992 acquisition of CONSTAR International and the 1993 acquisition of the remaining 56 percent of Wellstar, the Company currently offers a wider product range to its worldwide customers. The Plastic Packaging segment also includes plastic closure operations within the United States in Virginia and within

                         Crown Cork & Seal Company, Inc.


Europe in Reinach, Switzerland and the manufacture of plastic closures in Metal Packaging plants in Belgium, Germany, Italy, Spain, Argentina, Thailand and the United Arab Emirates. The Plastic Packaging segment represented approximately 25 percent of the Company's net sales in 1995 as compared to approximately 2 percent in 1991.

To continue the Company's goal of becoming the global leader for the products which it sells, the Company, with the acquisition of CMB, has significantly expanded its Plastic Packaging segment. This acquisition is expected to add product and geographic diversity to the current business and to provide opportunities to differentiate the products and expand margins within this segment.

CMB's Plastic Packaging segment, which represented approximately 22% of their 1995 net sales, included the manufacture of rigid plastic packaging for food, household and health and beauty items and flexible packaging for food products. The addition of CMB's European plastic operations, while complementing the Company's existing activities, may result in certain restructuring or consolidation efforts in the future. The ultimate effect of such changes on the combined Company and on future results cannot be determined at this time, however, these costs could be material.

The Company believes that price, quality and customer service are the principal competitive factors affecting its business. Based upon sales, the Company believes that it is a leader in the markets for plastic packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

The Plastic Packaging segment manufactures plastic packaging for the beverage, food, household products, personal care, chemical, health and beauty and other industries. With the acquisition of CMB's Plastic Division and its combination with CONSTAR International operations in Europe, the Company, based on net sales, believes it has become the leading European producer of plastic packaging. The combination further strengthens the Company's plastics marketing base within Europe. CONSTAR, based on net sales, is one of the two leading producers of plastic containers produced from PET (polyethylene terephthalate) and HDPE (high-density polyethylene) within the United States. Plastic containers continued to increase their share of the packaging market during 1995.

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

Typically, the Company identifies market opportunities by working cooperatively with customers and implementing commercially successful programs. The Company believes it will capitalize on both the conversions to plastic from other forms of packaging and the new markets through its technical expertise, quality reputation and customer service. The Company also believes that its plastic container plant sites are strategically located and sized to meet market requirements.

Capital expenditures for the Plastic Packaging segment were approximately 34 percent of total capital expenditures for the Company in 1995 as compared to approximately 5 percent in 1991. The Company is committed to servicing its global customers with plastic containers. Information relating to the Company's capital expenditures is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this report on pages 20 and 21 under the caption "Capital Expenditures".

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

The plants of the Company and its subsidiaries are owned, with the exception of those that have the word "leased", in brackets, after the location name. Joint-Ventures are indicated by the initials JV, in brackets, after the location name. The list of locations as of December 31, 1995 follows:

                 METAL PACKAGING LOCATIONS IN THE UNITED STATES
Abilene, TX                             Kankakee, IL                            Portage, IN (Leased)
Alsip, IL                               La Crosse, WI                           Portland, OR (Leased)
Arden, NC                               Lakeville, MN                           Pulaski Park, MD (Leased)
Arlington, TX                           La Mirada, CA                           Salisbury, MD
Atlanta, GA                             Lawrence, MA                            Seattle, WA (Leased)
Batesville, MS                          Mankato, MN                             Solon, OH
Cheraw, SC                              Massillon, OH (2)                       Spartanburg, SC
Conroe, TX                              Merced, CA                              Suffolk, VA (Leased)
Covington, GA                           Modesto, CA                             Union City, CA
Crawfordsville, IN                      Olympia, WA (Leased)                    Walla Walla, WA
Dayton, OH                              Omaha, NE                               Winchester, VA
Decatur, IL                             Oshkosh, WI                             Winter Garden, FL
Faribault, MN                           Owatonna, MN                            Worland, WY
Fort Bend, TX                           Perrysburg, OH                          York, PA
Fremont, CA                             Plymouth, FL
Hanover, PA                             Pocatella, ID (Leased)

                         Crown Cork & Seal Company, Inc.

               METAL PACKAGING LOCATIONS OUTSIDE THE UNITED STATES
*      Buenos Aires (2)        Argentina                      Hong Kong             Hong Kong (JV)
       Schwanenstadt           Austria                        Cork                  Ireland
*      Antwerp                 Belgium                 * **   Voghera               Italy
       Vinhedo                 Brazil                         Amman                 Jordan (JV)
       Aracaju                 Brazil                         Nairobi               Kenya (JV)
       Montreal (3)            Canada                         Seoul (2)             Korea (JV)
       Chatham                 Canada                         Jahore Bahru          Malaysia
       Calgary                 Canada                         Guadalajara           Mexico
       Bolton                  Canada                         Mexico City (2)       Mexico
       Toronto (3)             Canada                         Casablanca            Morocco
       Winnipeg                Canada                         Lagos (2)             Nigeria
       Santiago                Chile                          Lima                  Peru
       Beijing                 China (JV)                     Lisbon                Portugal
       Shanghai                China (JV)                     Mayaguez              Puerto Rico (Leased)
       Huizhou                 China (JV)                     San Juan              Puerto Rico
       Foshan                  China (JV)                     Dammam                Saudi Arabia (JV)
       Medellin                Colombia                       Jeddah                Saudi Arabia (JV)
       Barranguilla            Colombia                       Jurong                Singapore
       San Jose                Costa Rica                     Johannesburg (2)      South Africa (JV)
       Copenhagen              Denmark                        Cape Town             South Africa (JV)
       Guayaquil               Ecuador                 *      Madrid                Spain
**     London                  England                        Arima                 Trinidad & Tobago
**     Tredegar, Wales         England                 *      Bangkok               Thailand
*      Frankenthal             Germany                 *      Jebel Ali             United Arab Emirates (JV)
       Bedburg                 Germany                        Caracus               Venezuela (JV)
       Guatemala City          Guatemala                      Hanoi                 Vietnam
       Jakarta                 Indonesia                      Ndola                 Zambia (JV)
       Mijdrecht               Holland                        Harare                Zimbabwe (JV)

*    Plastic Packaging manufactured within Metal Packaging locations

** Includes aerosol operations which the Company has agrred to divest in connection with the acquisition of CMB.

     Some metal manufacturing locations are supported by facilities that provide art work for cans and crowns, coil shearing, coil coating, research, product development and engineering. The support locations within the United States are located in Alsip, IL, Aurora, IL (Leased), Fairless
     Hills, PA (Leased), Massillon, OH, Philadelphia,  PA, Plymouth, FL, Toledo,
     OH, Youngstown OH; and outside the United States in Rotterdam,  Holland and
     Bilbao, Spain.

                PLASTIC PACKAGING LOCATIONS IN THE UNITED STATES
   Atlanta, GA                          Dallas, TX (Leased)                     Newark, OH (Leased)
   Baltimore, MD                        Greenville, SC (Leased)                 Orlando, FL (Leased)
   Baltimore, MD (Leased)               Houston, TX (Leased)                    Phoenix, AZ (Leased)
   Birmingham, AL (Leased)              Jackson, MS (Leased)                    Reserve, LA (Leased)
   Charlotte, NC                        Kansas City, KS (Leased)                Salt Lake City, UT
   City of Industry, CA (Leased)        Leominster, MA (Leased)                 Sandston, VA
   Collierville, TN (Leased)            New Stanton, PA                         West Chicago, IL

                         Crown Cork & Seal Company, Inc.


              PLASTIC PACKAGING LOCATIONS OUTSIDE THE UNITED STATES

  Horizonte       Brazil (JV)         Didam           Holland              Reinach          Switzerland
  Sherburn        England             Budapest        Hungary (JV)         Izmir            Turkey (JV)
* Evry            France (Leased)     Iztapalapa      Mexico (JV)

*    Metal Packaging manufactured within Plastic Packaging location

The Company manufactures bottle and can filling machinery and parts at locations within the United States in Baltimore, MD and Titusville, FL; outside the United States in Londerzeel, Belgium and San Luis Potosi, Mexico. The Company also operates two machinery overhaul locations within the United States in Bartow, FL and Philadelphia, PA.

The Company has four machine shop locations which manufacture tool and die parts used within its own manufacturing locations and also sells to customers in the packaging industry. The locations are within the United States, with two in Philadelphia, PA., and one in Wissota, WI and one in Wilkes Barre, PA.

The Company is directly involved in post-consumer plastic container recycling and aluminum and steel can recycling through its subsidiary, Nationwide Recyclers, Inc., located in Polkton, NC and Ocala, FL.

With the acquisition of CMB, the Company obtained an additional 175 plants and facilities within 38 countries. These CMB locations are owned or held under long-term leases by its operating subsidiaries.

ITEM 3.   LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigations, the adverse determination of which would have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites. Information on this is presented in Part I, Item 1, entitled "Business" under the caption "Environmental Matters" appearing on pages 2 and 3 of this Report and in Part II
Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Environmental Matters" appearing on pages 21 and 22 of this Report.

                         Crown Cork & Seal Company, Inc.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of the Shareholders of the Company held on December 19, 1995, in Philadelphia Pennsylvania, the following matters (more fully described in the Proxy Statement dated November 14, 1995 relating to such meeting) were voted upon and approved with the votes relating to each such matter as indicated:

                                                                              - - - - - - V O T E S - - - - - -

                                                                               For           Against        Abstain
    (1)  Proposal for approval of the transactions
         contemplated by the Exchange Offer
         Agreement between Crown and CGIP                                 69,318,099         1,424,361      217,487

    (2)  Proposal for the  approval of the  issuance
         of shares of the  Company's Common Stock and
         shares of a new series of Company Preferred
         Stock in connection with the CMB acquisition                     69,314,413         1,425,570      219,964

    (3)  Proposal for the approval of the Amendment
         to the Company's Articles of Incorporation
         in connection with the CMB acquisition                           68,331,249         2,392,898      235,800

    (4)  Proposal for approval of the Modernization
         of the Company's Articles of Incorporation                       66,450,829         3,965,060      544,058

    (5)  Proposal for approval of the amendment to
         the Company's Articles of Incorporation to
         authorize the Additional Preferred Stock                         57,394,724        13,270,971      294,252


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock is listed on the New York Stock Exchange and the Paris Bourse. On March 15, 1996, there were 5,881 registered shareholders of the Registrant's Common Stock. The market price with respect to the Registrant's Common Stock is set forth on page 47 in Note U of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)". With the acquisition of CMB in February 1996, the Registrant issued 4.5% Convertible Preferred Stock (Preferred Stock). The Registrant's Preferred Stock is listed on the New York Stock Exchange and the Paris Bourse. On March 15, 1996, there were 5 registered shareholders of the Registrant's Preferred Stock. The foregoing information regarding the number of registered shareholders of Common Stock and Preferred Stock does not include persons holding stock through clearinghouse systems in the United States and France. The Company's policy as to payment of cash dividends is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Dividends/Issuance of Stock in Connection with CMB Acquisition" appearing on page 22 of this Report.

                         Crown Cork & Seal Company, Inc.


ITEM 6.   SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in millions, except per share, ratios and
  other statistics)                                         1995         1994         1993         1992          1991

Summary of Operations
Earnings per average common share
  before cumulative effect of
  accounting changes..........................(1)      $      .83    $    1.47    $    2.08    $    1.79    $     1.48
Earnings per average common share..........(1)(2)             .83         1.47         1.14         1.79          1.48
Net income before cumulative effect of
  accounting changes.............................           74.9        131.0        180.9        155.4         128.1
    % to net sales...............................            1.5%         2.9%         4.3%         4.1%          3.4%
Net income....................................(2)           74.9        131.0         99.1        155.4         128.1
    % to net sales...............................            1.5%         2.9%         2.4%         4.1%          3.4%
Net sales .......................................        5,053.8      4,452.2      4,162.6      3,780.7       3,807.4
Depreciation and amortization....................          256.3        218.3        191.7        142.4         128.4
Selling and administrative.......................          139.3        135.4        126.6        112.1         105.4
    % to net sales ..............................            2.8%         3.0%         3.0%         3.0%          2.8%
Interest expense.................................          148.6         98.8         89.8         77.4          76.6
Interest income..................................           12.5          7.2         10.1         13.5          10.0
Taxes on income..................................           24.9         55.6         97.4        101.0          83.8
Return on average shareholders' equity........(2)            5.3%        10.0%         8.3%        13.9%         12.6%


Financial Position at December 31

Total assets.....................................    $   5,051.7  $   4,781.3   $  4,236.3   $  3,825.1   $   2,963.5
Working capital ratio............................          1.3:1        1.1:1        1.0:1        1.1:1         1.4:1
Short-term debt plus current maturities..........          608.1        735.8        474.8        379.4         184.4
Long-term debt...................................        1,490.1      1,089.5        891.5        939.9         585.0
Total debt to total capitalization.........(2)(3)           56.2%        55.3%        50.1%        52.1%         40.5%
Shareholders' equity.............................        1,461.2      1,365.2      1,251.8      1,143.6       1,084.4
Book value per common share................(1)(2)           16.12        15.28        14.09        13.24         12.45


Other Statistics

Capital expenditures ............................    $     433.5  $     439.8   $    271.3   $     150.6  $      92.2
Employees........................................         20,409       22,373       21,254        20,378       17,763
Number of shareholders...........................          5,976        6,011        6,168         4,193        3,722
Number of shares      - at year-end...........(1)     90,650,814   89,360,040   88,814,533    86,348,180   87,088,179
                      - average...............(1)     90,233,518   89,086,999   87,086,553    86,895,574   86,780,517

(1) All data relating to common shares prior to 1992 have been restated for comparative purposes to reflect the 3 for 1 common stock split in 1992.
(2) Figures for 1995 and 1994 include after-tax adjustments for restructuring, $67.0 or $.74 per share and $73.2 or $.82 per share, respectively; and for 1993 the cumulative effect of accounting changes of $81.8 or $.94 per share. Without these adjustments, the return on average shareholders' equity in 1995, 1994 and 1993 would have been 9.6%, 14.7% and 14.6%, respectively.
(3) Total capitalization includes total debt (net of cash and cash equivalents), minority interests and shareholders' equity.

Certain reclassifications of prior years' data have been made to improve comparability.

                         Crown Cork & Seal Company, Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share, employee, shareholder and statistical data)

                                  INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial position of Crown Cork & Seal Company, Inc. (the Company) during the three-year period ended December 31, 1995. This discussion should be read in conjunction with the Consolidated Financial Statements included in this annual report.

Financial results (operating income, pretax income, net income and earnings per share) for 1995, 1994 and 1993 were impacted by restructuring charges or accounting changes. These items are summarized below:

    RESTRUCTURING PLAN

    The financial results for 1995 and 1994 were impacted by a two-phase restructuring plan outlined by the Company in March 1994. Pretax income was charged for $102.7 ($67.0 after taxes or $.74 per share) and $114.6 ($73.2 after taxes or $.82 per share), in 1995 and 1994, respectively.

    Further information concerning the details of the restructuring plan, including a reconciliation of the restructuring accrual, is included in Note H to the Consolidated Financial Statements and under Restructuring as provided later in this discussion.

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

                              RESULTS OF OPERATIONS

NET SALES

Net sales during 1995 were $5,053.8, an increase of $601.6 or 13.5% versus 1994 net sales of $4,452.2. Net sales during 1993 were $4,162.6. Sales from domestic operations increased 13.7% in 1995 compared with a 4.5% increase in 1994.
Foreign sales increased 13.2% in 1995 following a 12.3% increase in 1994. Domestic sales accounted for 66.8% of consolidated sales in 1995 and 66.7% in 1994.

                                                                                               % Increase/
                                                            Net Sales                           (Decrease)
DIVISION                                           1995       1994       1993              1995/1994    1994/1993
North American..............................    $2,869.8   $2,654.6   $2,598.2                8.1          2.2
International...............................       949.5      828.8      724.5               14.6         14.4
Plastics....................................     1,150.7      880.9      736.7               30.6         19.6
Other.......................................        83.8       87.9      103.2               (4.7)       (14.8)
                                                --------   --------   --------
                                                $5,053.8   $4,452.2   $4,162.6               13.5          7.0
                                                ========   ========   ========

Included in the International Division are net sales of $92.0, $77.0 and $58.9 for the years ended December 31, 1995, 1994 and 1993, respectively, related to plastic packaging products manufactured and sold by the International Division.

                         Crown Cork & Seal Company, Inc.

The increase in 1995 North American Division net sales is a result of (i) increased raw material prices which forced increases in selling prices, primarily in aluminum beverage cans and ends, (ii) sales unit volume increases in food cans, and (iii) a full year's sales from the Company's food can plants acquired from Tri-Valley Growers in June 1994; partially offset by (i) sales unit volume decreases in aluminum beverage cans and ends and aerosol cans, and
(ii) the weakening of the Mexican peso against the U.S. dollar during 1995. The increase in 1994 division net sales was primarily the result of a full year's sales from Van Dorn acquired in April 1993, and sales unit volume increases in beverage and food cans; offset by (i) lower raw material costs which were passed on to customers in the form of reduced selling prices, (ii) continued competitive pricing in the North American beverage can market, and (iii) the strengthening of the U.S. dollar against the Canadian dollar and Mexican peso. U.S. sales accounted for approximately 85% of division net sales in 1995, and 83% in both 1994 and 1993.

The increase in 1995  International  Division net sales is primarily a result of
(i) increased aluminum costs passed on to customers in the form of increased selling prices, (ii) continued expansion of operations at the Company's beverage can and plastic cap operations in Buenos Aires, Argentina and the United Arab Emirates, (iii) increased sales volumes at the Company's dedicated aerosol plant in Mijdrecht, The Netherlands, (iv) plastic closure expansion in Italy and Thailand, (v) the start-up of beverage can operations in Shanghai, China, and
(vi) the strengthening of many European currencies against the U.S. dollar which increased division sales by $47. The increase in 1994 International Division net sales was primarily a result of (i) the first full year of operations at the Company's operations in Buenos Aires, Argentina and the United Arab Emirates
(ii) continued expansion into China through the Company's Hong Kong affiliate and (iii) increased unit volumes in Europe across most product lines.

The increase in 1995 Plastics Division net sales is directly a result of the Company's U.S. and European capacity expansion programs initiated in 1993 and continuing through 1995. As customers have increasingly converted to plastic for packaging their products, the Company has aggressively invested to increase unit capacity to meet demand. In the U.S., beverage container unit sales increased 31% in 1995 following a 25% increase in 1994. Beverage container unit production in the U.S. increased 17% in 1995 following a 37% increase in 1994. Increased raw material prices, particularly in PET resin, passed on to customers in the form of increased selling prices, also contributed to the sales increase. The increase in 1994 Plastics Division net sales was a result of sales unit volume increases across most product lines in both the U.S. and Europe and increased raw material prices passed on to customers.

COST OF PRODUCTS SOLD

Cost of products sold, excluding depreciation and amortization for 1995 was $4,311.0, a 16.5% increase from the $3,699.5 in 1994. This increase follows increases of 6.5% and 8.7% in 1994 and 1993, respectively. The increase in 1995 cost of products sold is directly attributable to increased raw material prices, particularly in aluminum and PET resin, and increased unit sales in certain International Division locations and plastic beverage containers as noted above. The increase in 1994 and 1993 cost of products sold primarily reflects increased sales levels as noted above offset by lower raw material costs and company-wide cost containment programs.

As a percentage of net sales, cost of products sold was 85.3% in 1995 as compared to 83.1% in 1994 and 83.5% in 1993.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses for 1995 were $139.3, an increase of 2.9% over 1994. This increase compares to increases of 7.0% for 1994 and 12.9% for 1993. Selling and administrative expenses have increased in recent years as a result of businesses acquired and to a lesser extent, general inflation. As a percentage of net sales, selling and administrative expenses were 2.8% in 1995 and 3.0% in both 1994 and 1993.

                         Crown Cork & Seal Company, Inc.


OPERATING INCOME

The Company views operating income as the principal measure of performance before interest costs and other non-operating expenses. Operating income, after restructuring charges, was $244.5 and $284.4 in 1995 and 1994, respectively. Operating income of $347.2 in 1995, before the restructuring charge of $102.7, was $51.8 or 13.0% less than in 1994. Operating income of $399.0 in 1994, before the restructuring charge of $114.6, was $28.7 or 7.8% greater than 1993 operating income of $370.3. Operating income, before restructuring, as a percentage of net sales was 6.9% in 1995 as compared to 9.0% in 1994 and 8.9% in 1993.

An analysis of operating income, before restructuring, by operating division follows:

                                                                                               % Increase/
                                                        Operating Income                        (Decrease)
DIVISION                                           1995       1994       1993              1995/1994    1994/1993
North American..............................      $181.4     $240.2     $232.1            (24.5)           3.5
International ..............................        84.9       85.1       70.0              (.2)          21.6
Plastics ...................................        70.9       67.0       53.9              5.8           24.3
Other.......................................        10.0        6.7       14.3             49.3          (53.1)
                                                --------   --------   --------
                                                  $347.2     $399.0     $370.3            (13.0)           7.8
                                                  ======     ======     ======

Included in the International Division is operating income of $12.3, $9.9 and $7.7 for the years ended December 31, 1995, 1994 and 1993, respectively, related to plastic packaging products manufactured and sold by the International Division.

Operating income in the North American Division was 6.3% of net sales in 1995 versus 9.0% and 8.9% in 1994 and 1993, respectively. The decrease in 1995 operating margins reflects increases in raw material costs, principally steel and aluminum, which were not fully passed through to customers, and sales unit volume declines in aerosol cans and aluminum beverage cans and ends. This was partially offset by sales unit volume increases in food cans, as the division benefitted from a full year of operations of the Tri-Valley container plants acquired in June 1994 and the benefits associated with the Company's three-piece steel food and aerosol plant restructuring program initiated in 1994. The Company's suppliers of aluminum can and end sheet implemented a new pricing structure for 1995 which, by formula, is directly tied to the price of ingot on the London Metal Exchange (LME). The formula takes the LME spot price of aluminum ingot and adds other costs to convert and transport aluminum, thereby effectively transferring the volatility in the commodity markets to the Company. While the Company had announced price increases to its customers based on LME quotes, the Company was not able to fully recover raw material price increases as overcapacity in the aluminum beverage can market and the customers' willingness to shift a portion of their packaging requirements away from aluminum continued to put pressure on beverage can prices. Operating income in 1994 increased over 1993 due to sales unit volume increases in most product lines and prior years efforts to consolidate acquired plants into existing plants. The decreased operating income reflects the difficult operating conditions that the industry faced during 1995. The Company expects some of these difficult operating conditions to be short-term or self-correcting in nature, however, there can be no assurance that operating income in 1996 will not be negatively affected by some of these same conditions.

International Division operating income was 8.9% as a percentage of net sales in 1995 compared to 10.3% in 1994, and 9.7% in 1993. The decrease in operating income in 1995 reflects lower inflationary levels in Brazil as compared to prior years. The decrease in inflation has resulted in lower local currency price increases to customers to cover such inflation. In prior years, as the Company increased pricing, operating profit gains were recognized locally only to be lost in translation to the U.S. Dollar. Additionally, our European companies benefitted in 1995 from the strengthening of their currencies against the U.S. Dollar. However, the benefit of strengthening currencies is sometimes offset by price softening and/or the loss of volume as companies that operate in weaker currencies can be more price competitive to customers. The Company expects operating margins to improve as new operations in Brazil, China and Vietnam begin production and mature through the learning curve. The increased operating income in 1994 primarily

                         Crown Cork & Seal Company, Inc.

reflects the Company's efforts to restructure certain European affiliates in 1993 and 1992 and the start-up of new operations in Argentina and the United Arab Emirates.

Increased sales unit volume is the primary reason for operating income increases in the Plastics Division. As a percentage of net sales, operating income was 6.2% in 1995 compared to 7.6% in 1994 and 7.3% in 1993. The capital investment program, which has seen more than $430 invested in the division over the last three years, has resulted in production inefficiencies. The Company expects margins to improve as installations are completed. Product mix and increased raw material costs have also contributed to lower operating margins as selling prices, particularly in PET beverage bottles, have not fully recovered PET resin cost increases.

Management believes that the acquisition of CMB referred to below complements the Company's existing market presence, enhancing the Company's ability to compete outside North America on a global basis. In that regard, CMB currently derives approximately 90% of its revenues outside the North American market. Accordingly, the combined Company's financial position and future results of operations will be subject to increased risks from exchange rate fluctuations.

NET INTEREST EXPENSE/INCOME

Net interest expense was $136.1 in 1995, an increase of $44.5 when compared to 1994 net interest of $91.6. Net interest expense was $79.7 in 1993. The increase in 1995 and 1994 net interest expense was due primarily to (i) higher interest rates, (ii) acquisition financing for recent companies acquired and (iii) the substantial capital investment program that the Company had entered into over the last three years. Specific information regarding acquisitions is found in Note C to the Consolidated Financial Statements, while information specific to Company financing is presented in the Liquidity and Capital Resources section of this discussion and Notes I and J to the Consolidated Financial Statements.

TAXES ON INCOME

The effective tax rates on income were 22.7%, 30.4% and 34.8% in 1995, 1994, and 1993, respectively. The lower effective rates for 1995 and 1994 were primarily a result of lower effective tax rates in non-U.S. operations, higher non-U.S. income as a percentage of consolidated income as well as the continuing re-evaluation of reserve and valuation allowance requirements. The effective rate in 1993 approximated the U.S. statutory rate of 35% as lower effective tax rates in non-U.S. operations were offset by non-deductible amortization of goodwill and other intangibles. A reconciliation of the Company's effective tax rate from the U.S. statutory rate is presented in Note P to the Consolidated Financial Statements.

EQUITY IN EARNINGS OF AFFILIATES, NET OF MINORITY INTERESTS

Equity in earnings of affiliates was $3.9, $16.3 and $5.0 for 1995, 1994, and 1993, respectively. The decrease in equity earnings in 1995 is due to both rising aluminum costs and decreased volumes in the Company's non-consolidated affiliates in Saudi Arabia and Korea. The late 1995 devaluation of the bolivar, which substantially eliminated all profits in the Company's Venezuelan joint-venture, and a slow start-up in the Company's new ventures in Jordan and Brazil also contributed to the decrease in equity earnings. The increase in equity earnings in 1994 was due to improved performance by the Company's affiliates in Saudi Arabia, Korea and Venezuela.

Minority interests were $13.6, $12.4 and $6.5 in 1995, 1994, 1993, respectively. The increase in minority interests relates to increased sales volumes and earnings in Hong Kong and the United Arab Emirates.

The Company continues to invest in emerging market projects which offer substantial rewards as well as exposure to sometimes volatile economies. These markets provide excellent future growth potential for the Company's products and services. The Company believes that the use of business partners in many overseas locations presents another cost-effective means of entering new markets.

                         Crown Cork & Seal Company, Inc.

The Company has presented earnings from equity affiliates, net of minority interests (the components of which can be found in Notes F and Q to the Consolidated Financial Statements), as a separate component of net income. Management believes that presenting such earnings as a component of pre-tax income would distort the Company's effective tax rate, and as such, has presented equity earnings after the provision for income taxes.

NET INCOME AND EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGES

Net income for 1995 was $74.9, compared with $131.0 in 1994 and $180.9 in 1993. Earnings per share for 1995 was $.83, compared with $1.47 and $2.08 in 1994 and 1993, respectively. Excluding the provision for restructuring, net income decreased 30.5% to $141.9 and earnings per share decreased 31.4% to $1.57. Excluding the provision for restructuring, net income for 1994 and 1993 represent increases of 12.9% and 16.4%, respectively over the preceding year. Earnings per share for 1994 and 1993 represent increases of 10.1% and 16.2%, respectively over the preceding year. The sum of per share earnings by quarter does not equal earnings per share for the years ended December 31, 1995, 1994 and 1993 due to the effect of shares issued during 1995, 1994 and 1993.

INDUSTRY SEGMENT PERFORMANCE

This section presents individual segment results for the last three years. The after-tax charge of $67.0 or $.74 per share related to the 1995 restructuring charge is included as an after-tax charge in the Metal Packaging segment (Metals) of $60.1 or $.67 per share and an after-tax charge of $6.9 or $.07 per share in the Plastics Packaging segment (Plastics) and is excluded in making comparisons to 1995 results. The after-tax charge of $73.2 or $.82 per share related to the 1994 restructuring charge is included as an after-tax charge in Metals and is excluded in making comparisons to 1994 results. The after-tax charge of $81.8 or $.94 per share related to adoption of SFAS 106, SFAS 109 and SFAS 112 in 1993 is included as an after-tax charge in Metals of $83.7 or $.96 per share and an after-tax credit in Plastics of $1.9 or $.02 per share, and is excluded in making comparisons to 1993 results.

Net sales for Metals in 1995 were $3,811.1, an increase of 9.1% compared to 1994 net sales of $3,494.3. Net sales in 1993 were $3,367.0. Metals sales in 1995 increased over 1994 as a result of (i) increased raw material prices, particularly aluminum, which were partially passed on to customers in the form of higher selling prices, (ii) increased sales unit volumes in food cans in the U.S., (iii) increased sales unit volumes in Argentina, China, The Netherlands and the United Arab Emirates and (iv) the positive effect of the strengthening of many European currencies against the U.S. dollar; partially offset by lower sales unit volumes in the U.S. in aerosol cans and aluminum beverage cans and ends. Metals sales in 1994 increased over 1993 as a result of increased sales in operations in Argentina, the United Arab Emirates, Hong Kong and most European operations.

Metals operating income in 1995 was $264.0, before restructuring charges of $94.4, or 6.9% of net sales compared to 1994 operating income of $322.1 or 9.2% of net sales, before restructuring charges of $114.6. Operating income in 1993 was $308.7 or 9.2% of net sales. The decrease in Metals operating income in 1995 is directly attributable to increased aluminum costs which were not fully passed through to customers. Despite competitive price pressures, the Company continues its efforts to rationalize and improve manufacturing efficiencies, thereby achieving cost reductions and increasing operating profits.

Net sales for Plastics increased $284.8 or 29.7% to $1,242.7 in 1995 from $957.9 in 1994. Net sales for 1994 increased $162.3 or 20.4% against 1993 net sales of $795.6. The increases in 1995 and 1994 are primarily a result of the increased unit capacity in the Company's CONSTAR plants. The increased capacity has been generated through significant capital investments in the three years ending December 31, 1995.

Plastics operating income in 1995 was $83.2, before restructuring charges of $8.3, or 6.7% of net sales as compared to 1994 operating income of $76.9, or 8.0% of net sales. Operating income in 1993 was $61.6 or 7.7% of net sales. Increased PET resin costs not fully recovered due to continued price pressure in PET

                         Crown Cork & Seal Company, Inc.

beverage bottles and production inefficiencies caused by continuing capital expansion in most plants have resulted in decreasing operating margins.

                               FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remains strong. Cash and cash equivalents totaled $68.1 at December 31, 1995 compared to $43.5 and $54.2 at December 31, 1994 and 1993, respectively. The Company had working capital of $429.9 and $122.6 at December 31, 1995 and 1994, respectively. The Company's primary sources of cash in 1995 consisted of (i) funds provided from operations $164.6;
(ii) proceeds from short-term borrowings $99.8; and, (iii) proceeds from long-term borrowings $365.4. The Company's primary uses of cash in 1995 consisted of (i) payments on long-term debt $209.0; and, (ii) capital expenditures of $433.5. Funds provided from operations of $164.6 in 1995, benefitting from the collection of December 31, 1994 accounts receivable in the first quarter of 1995, increased $157.8 as compared to 1994. This increase is primarily due to strong customer demand in the fourth quarter of 1994 which reflected fourth quarter sales of 1994 being $156.2 greater than the fourth quarter of 1993. Customer buyaheads in the fourth quarter of 1994 were reflected in the Company's accounts receivable, using cash of $185.5 during 1994. Accounts receivable in 1995 only used cash of $24.7 as fourth quarter 1995 sales did not reflect such a large surge in customer demand.

The Company funds its working capital requirements on a short-term basis primarily through issuances of commercial paper. The commercial paper program is supported by a $1,000 multi-currency credit facility which was formalized in February 1995 and which replaced a revolving bank credit agreement. This facility bears interest at market rates and matures in February 2000. The Company's use of the facility is not restricted and at December 31, 1995, there were no funds drawn against this facility. Based on the Company's intention and ability to maintain its credit facility beyond 1996 and 1995, respectively, $300 and $235 of commercial paper borrowings were classified as long-term at December 31, 1995 and 1994, respectively. There was $761.2 and $660.6 in commercial paper outstanding at December 31, 1995 and 1994, respectively.

On December 20, 1994, the Company filed with the Securities and Exchange Commission a shelf registration statement for the possible offering and sale of up to $500 aggregate principal amount of debt securities of the Company. On January 15, 1995, the Company sold $300 of public debt securities. This first tranche of the shelf registration includes $300 of 8.38% notes due 2005, priced at 99.79% to yield 8.4%. Net proceeds from the issue were used to reduce short-term indebtedness.

In January 1993, the Company filed with the Securities and Exchange Commission a shelf registration statement for the possible offering and sale of up to $600 aggregate principal amount of debt securities of the Company. On June 9, 1994, the Company sold $100 of 7% notes due 1999, priced at 99.71% to yield 7.02%. Net proceeds from the issue were used to refinance outstanding indebtedness. This transaction represented the final tranche of the shelf registration. The Company's long-term debt securities are rated Baa1 by Moody's Investors Service and BBB+ by Standard & Poor's Corporation.

The Company has, when considered appropriate, hedged its currency exposures on its foreign denominated debt through various agreements with lending institutions. The Company also utilizes a corporate "netting" system which enables resources and liabilities to be pooled and then netted, thereby mitigating the exposure. The Company enters into limited interest rate and currency swaps and forward exchange contracts in its management of interest rate and foreign currency exposure. The Company has entered into an interest rate swap agreement to convert 1,000.0 Belgian Francs ($33.9 and $31.4 at December 31, 1995 and 1994, respectively) to a 6.53% fixed rate obligation. The contract amount represents 39.0% and 66.7% of the total underlying debt at December 31, 1995 and 1994, respectively, bears interest at variable market rates and has a maturity which coincides with that of the debt. These financial instruments are more fully described in Notes I and J to the Consolidated Financial Statements.

                         Crown Cork & Seal Company, Inc.

The Company's ratio of total debt (net of cash and cash equivalents) to total capitalization was 56.2%, 55.3% and 50.1% at December 31, 1995, 1994 and 1993, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity. The increase in the Company's total debt in recent years is due to the significant capital expenditure program which the Company has committed to in the last three years and businesses acquired since December 29,1989. As of December 31, 1995, $70.2 of long-term debt matures within one year.

On December 1, 1995, the Company entered into a Revolving Credit and Term Loan Agreement (Credit Agreement) with a syndicate of financial institutions. Pursuant to the Credit Agreement, the lenders have made available to the Company French Francs (FRF) 13,700 in a multi-currency revolving credit facility to fund the cash portion of the consideration to be paid in connection with the
Company's  proposed  Offer  (see  Acquisition  of   CarnaudMetalbox   below  for
description of the Offer) to purchase all of the outstanding shares of CarnaudMetalbox ("CMB"), to fund the costs and expenses of the Offer, to repurchase shares of capital stock of the Company, or, following the Offer, to be used for general corporate purposes. Prior to November 30, 1996, amounts borrowed and repaid may be reborrowed. At November 30, 1996, the Credit Agreement will terminate and any loans outstanding may be converted to term loans at the Company's option. Any term loans will mature on November 30, 1997. Borrowings under the facility will be permitted in FRF, U.S. Dollars and British Pound Sterling. Borrowings bear interest at variable market rates. There were no borrowings under this facility at December 31, 1995. A total of FRF 9,100 (approximately $1,800) was drawn on February 22, 1996 to fund the purchase of shares from those CMB shareholders electing cash (approximately 40.1 million CMB shares at FRF 225 per share). It is anticipated that the borrowings under this facility will be repaid from funds generated from the Company's operations, through additional borrowings and net proceeds of dispositions.

Management believes that, in addition to current financial resources (cash and cash equivalents and the Company's commercial paper program), adequate capital resources are available to satisfy the Company's ongoing investment programs. Such sources of capital would include, but not be limited to, bank borrowings. Management believes that the Company's cash flow is sufficient to maintain its current operations.

ACQUISITION OF CARNAUDMETALBOX

On February 26, 1996, the Company completed settlement of its previously announced Exchange Offer (the "Offer") to acquire all of the outstanding shares of common stock, par value FRF 10 per share, of CMB, a French societe anonyme. Under the terms of the Offer, the Company offered to exchange or purchase each CMB share validly tendered in the Offer for, at the election of the holder, either (1) 1.086 Units, each Unit consisting of .75 shares of Crown common stock, par value $5.00 per share and .25 shares of Crown 4.5% Convertible Preferred Stock, par value $41.8875 per share (acquisition preferred) or (2) FRF 225 in cash. The Offer was made pursuant to the terms of the Exchange Offer Agreement dated May 22, 1995, as amended, between the Company and Compagnie Generale d'Industrie et de Participations (CGIP), a French societe anonyme and the principal shareholder of CMB. A description of the Exchange Offer Agreement was previously reported in the Company's Current Report on Form 8-K dated May 22, 1995 and the Company's Proxy Statement/Prospectus, dated November 14, 1995 forming a part of the Company's Amendment No. 1 to its Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 14, 1995. This acquisition is more fully described in Note T to the Consolidated Financial Statements.

85,932,200 CMB shares, representing approximately 98.7% of the outstanding CMB shares, were validly tendered into the Offer. Of the CMB shares tendered, 40,125,325 were tendered for cash (aggregating approximately FRF 9,000 or approximately $1,800) and 45,797,825 were exchanged for Units (resulting in the Company issuing 37,300,818 shares of common stock and 12,432,622 shares of acquisition preferred). Pursuant to the terms of the Exchange Offer Agreement, CGIP exchanged its CMB shares for Units and received 21,330,903 shares of common stock and 7,110,300 shares of acquisition preferred.

                         Crown Cork & Seal Company, Inc.

CGIP's shares of common stock and acquisition preferred are held pursuant to the Shareholders Agreement more fully described below.

The financing for the cash portion of the consideration paid in the Offer was obtained pursuant to the Credit Agreement as more fully described earlier in this discussion.

In accordance with the terms of the Exchange Offer Agreement, the Company has adopted Amended and Restated Articles of Incorporation and the terms of preferred stock and has amended and restated its Bylaws.

Pursuant to the Exchange Offer Agreement, the Company and CGIP entered into a Shareholders Agreement dated as of February 22, 1996. Subject to the terms of the Shareholders Agreement, CGIP has agreed to certain standstill provisions which prohibit CGIP from acquiring beneficial ownership of voting securities representing more than 19.95% of the outstanding total voting power of the Company, making a takeover proposal of the Company or its subsidiaries and taking certain other actions.

The Shareholders Agreement provides that CGIP is entitled to designate up to three persons to be nominated for election as directors of the Company at each annual meeting of Company shareholders, depending on the amount of Company voting securities beneficially owned by CGIP. On February 22, 1996, the Company's Board of Directors elected Ernest-Antoine Seilliere, Guy de Wouters and Felix G. Rohatyn to the Company's Board in accordance with this provision.

CGIP has also agreed to vote any Company voting securities beneficially owned by CGIP during the standstill period (as defined in the Shareholders Agreement), in the manner recommended by the Company's Board of Directors in connection with the election of directors of the Company and any question relating to a takeover proposal. The standstill period began on February 22, 1996 and terminates under certain circumstances upon the earliest to occur of (i) the later of February 22, 1999 and the date on which CGIP beneficially owns voting securities of the Company representing less than 3.5% of the outstanding total voting power of the Company, (ii) the date the Company breaches certain provisions relating to CGIP's board representation or the Company's dividend policy or debt rating,
(iii) the date the Company agrees to recommend (or ceases to oppose) the consummation of a specified event (as defined in the Shareholders Agreement) or enters into, or takes material steps to solicit, an agreement with respect to certain fundamental corporate transactions involving the Company or its subsidiaries, (iv) the date a person other than CGIP acquires 25% of the total voting power of the Company, or (v) the date any CGIP Designee fails to be elected to the Company's Board of Directors.

The Shareholders Agreement also contains provisions relating to the Company's dividend policy and debt rating, certain restrictions on CGIP's sale or transfer of Company stock and CGIP's registration rights with respect to its shares of Company stock.

PROVISION FOR RESTRUCTURING

During 1995 and 1994, the Company recorded pre-tax restructuring charges of $102.7 ($67.0 after-tax or $.74 per share) and $114.6 ($73.2 after-tax or $.82 per share), respectively, as part of a two-phase restructuring plan outlined in March 1994. Affected by these restructurings are plants which produce two-piece aluminum beverage cans and ends, three-piece steel food and aerosol containers and plastic blow mold containers. The restructurings are expected to enable the Company to remain competitive in its core packaging businesses and improve profitability. The program commenced in the fourth quarter of 1994 with seven plants being closed as of December 31, 1994. An additional nine plants were closed in 1995 with four other plants being reorganized to improve cost effectiveness. Three more plants will be closed prior to September 1996. The Company estimates of the total restructuring charges for 1995 and 1994 that $71.0 and $71.7, respectively, will be non-cash charges primarily to reflect the writedown of assets. Cash charges related to the restructurings total $31.7 and $42.9, respectively, and are net of cash to be generated from the sale of properties and equipment. Approximately $35.7 and $10.0 of cash had been expended at December 31, 1995 and 1994, respectively. Cash charges not paid by December 31, 1995

                         Crown Cork & Seal Company, Inc.

primarily relate to future pension plan contributions and retiree medical benefits to be paid for terminated employees.

The cost of providing severance pay and benefits for the reduction of approximately 1,870 employees (approximately 1,500 positions eliminated by the end of 1995) was approximately $25.8 in 1995 and $58.4 in 1994 and is primarily a cash expense. Actual expenditures for severance pay and benefits through December 31, 1995 and 1994 amounted to approximately $19.6 and $4.4, respectively, with costs attributable to pension and other post-retirement benefits not paid being reclassified to their respective liability accounts. See Note O to the Consolidated Financial Statements. Employees terminated include most, if not all, employees at each plant to be closed or reorganized including salaried employees and employees of the respective unions represented at each plant site. The cost associated with the writedown of assets (property, equipment, inventory, etc.) was approximately $53.1 and $50.4 and has been reflected as a reduction in the carrying value of the Company's assets at December 31, 1995 and 1994, respectively. Non-cash charges of $72.2 and $68.2 offset by cash to be generated of $19.1 and $17.8 from the sale of properties and equipment are the components of the asset writedown. Costs incurred in maintaining properties from the date of closure of the facilities to the estimated sale date or lease termination date of the facilities approximated $14.6 and $6.1 of the charge and is primarily a cash expense of which $7.0 and $.2 had been expended as of December 31, 1995 and 1994, respectively. Details of the charge are also presented in Note H to the Consolidated Financial
Statements. As of December 31, 1995, estimates related to the charges have remained unchanged.

The Company estimates that the 1995 restructurings, when complete, will generate cost savings of approximately $26 after tax on a full year basis. While the restructuring is being completed during 1996, the Company expects to realize an after-tax cost savings of approximately $18 in 1996. The Company expects that the restructuring program will have positive effects on its liquidity and sources and uses of capital resources.

During 1995, the Company acquired businesses for approximately $14, following acquisitions in 1994 and 1993 of $64 and $222, respectively. The details of such acquisitions are discussed in Note C to the Consolidated Financial Statements. The Company has established reserves to restructure acquired companies. These reserves relate primarily to costs associated with Company plans to combine acquired operations with pre-existing operations and include severance costs, plant consolidations and lease terminations. Cash expenditures for acquired company restructuring efforts were $5, $35 and $81 for the years ended December 31, 1995, 1994 and 1993, respectively.

Management also expects to incur significant transition and restructuring costs and expenses in connection with the acquisition of CMB. The ultimate effect of such charges on the combined Company and on future results cannot be determined at this time, however, management expects those costs to be material.

CAPITAL EXPENDITURES

Consolidated capital expenditures totaled $433.5 in 1995 as compared with $439.8 in 1994. Minority partner contributions to consolidated capital expenditures were approximately $51 and $27 in 1995 and 1994, respectively. During the past five years, capital expenditures totaled $1,387.4.

Expenditures in the North American Division totaled $160 including ongoing projects to convert domestic beverage can and end lines to the 202 diameter from the 206 diameter, the purchase of two 2,000 cans per minute lines and the modernization of the Company's drawn and ironed beer and beverage can plant in Sugarland, Texas.

Investments of $132 were made in the International Division. The Company began construction of a beverage can plant in Hanoi, Vietnam, continued construction of a beverage can plant in Beijing, China and began installation of beverage end line equipment in Shanghai, China. The Company continued its expansion of existing plastic cap production in Europe and also began installation of a PET preform line in the United Arab Emirates.

                         Crown Cork & Seal Company, Inc.

Spending in the Plastics Division for 1995 totaled $133 as the Company continued its commitment to service global customers with plastic containers. Major spending included the continued expansion of existing products, specifically single-serve PET preform and bottle lines in the United States, Holland and England.

The Company expects its capital expenditures, including needs for acquired CMB plants, in 1996 to approximate $600 including joint-venture partner contributions estimated at approximately $90. The Company plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain costs, as well as those that provide growth opportunities. Capital expenditures including CMB and exclusive of potential acquisitions, during the five-year period 1996 through 2000 are expected to approximate $2,500, with an additional $500 being contributed from joint-venture partners. Cash flow from operating activities will provide support for these expenditures; however, depending upon the Company's evaluation of growth opportunities and other existing market conditions, external financing may be required from time to time.

ENVIRONMENTAL MATTERS

The Company has adopted a Corporate Environmental Protection Policy. The implementation of this Policy is a primary management objective and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment, and is operating within the increasingly complex laws and regulations of federal, state, and local environmental agencies or is taking action aimed at assuring compliance with such laws and regulations. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases, and, accordingly, does not expect compliance with these laws and regulations to have a material effect on the Company's competitive position, financial condition, results of operations or capital expenditures.

The Company is dedicated to a long-term environmental protection program and has initiated and implemented many pollution preventing programs with the emphasis on source reduction. The Company continues to reduce the amount of metal and plastic used in the manufacture of steel, aluminum and plastic containers through "lightweighting" programs. The Company not only recycles nearly 100 percent of scrap aluminum, steel, plastic and copper used in its manufacturing processes, but through its Nationwide Recyclers subsidiary, is directly involved in post-consumer aluminum, steel and plastics recycling. Additionally, the Company has exceeded the Environmental Protection Agency's (EPA) 1995 goals for its 33/50 program which called for companies, voluntarily, to reduce toxic air emissions by 33% by the end of 1992 and by 50% by the end of 1995, compared to the base year of 1988. The cost to accomplish this reduction did not materially affect operating results. Many of the Company's programs for pollution prevention lower operating costs and improve operating efficiencies.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $3.3 during 1995 and $2.7 in 1994. The Company's balance sheet reflects estimated gross remediation liabilities of $20.7 and $25.6 at December 31, 1995 and 1994, respectively, and estimated recoveries related to indemnification from the sellers of acquired companies and the Company's insurance carriers of $15.5 and $16.4 at December 31, 1995 and 1994, respectively.

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

                         Crown Cork & Seal Company, Inc.

Company management, after consulting with counsel, that any unfavorable decision will not have a material adverse effect on the Company's financial position.

COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

Shareholders' equity was $1,461.2 at December 31, 1995, as compared with $1,365.2 at December 31, 1994. The increase in 1995 equity represents the retention of $74.9 earnings in the business, a $16.0 minimum pension liability adjustment as more fully described in Note O to the Consolidated Financial
Statements  and the  issuance  of  1,298,175  common  shares for  various  stock purchase  and  savings  plans  offset  by the  effect  of  7,401  common  shares repurchased and equity adjustments for currency translation in non-U.S. subsidiaries of $15.8. The book value of each share of common stock at December 31, 1995 was $16.12 as compared to $ 15.28 at December 31, 1994.

In 1995, the return on average shareholders' equity before restructuring was 9.6% as compared to 14.7% in 1994. Including the restructuring charges, the return on average shareholders' equity was 5.3% in 1995 compared to 10.0% in 1994.

The Board of Directors has approved resolutions authorizing the Company to repurchase shares of its common stock to meet the requirements for the Company's various stock purchase and savings plans. The Company acquired 7,401 shares, 347,360 shares and 2,580,982 shares of common stock in 1995, 1994 and 1993 for $.3, $12.7 and $86.5, respectively.

DIVIDENDS/ISSUANCE OF STOCK IN CONNECTION WITH CMB ACQUISITION

On February 22, 1996, the Company declared a quarterly cash dividend of $.25 per common share payable on March 29, 1996 to shareholders of record on March 15, 1996. It is the present intention of the Company to continue paying dividends on its common stock on a quarterly basis. The Company last paid a cash dividend in August 1956. Since that time, the Company generally has used a portion of its free cash flow to repurchase common shares in the open market, strengthen market positions through acquisitions, and modernize operations through capital expenditures.

The Company, pursuant to a shareholder rights plan, authorized the distribution of one right per common share held, to be exercisable in certain events involving the acquisition of 15 per cent or more of the Company's outstanding common stock. Contingent upon the completion of the CMB acquisition, the Company's shareholders authorized the Company to issue up to an additional 380 million shares of its common stock, up to 30 million shares of additional preferred stock (additional preferred) and up to 50 million shares of 4.5% cumulative convertible preferred stock (acquisition preferred). The acquisition preferred ranks senior to the Company's common stock as to dividends and liquidation rights. The acquisition preferred has a par value of $41.8875 per share and bears a quarterly cash dividend of $.4712 per share. In connection with the completion of the CMB acquisition, the Company, on February 26, 1996, issued approximately 37.3 million shares of its common stock and 12.4 million shares of its acquisition preferred. Dividends will accrue on the acquisition preferred from the issuance date of February 26, 1996 and are payable on a quarterly basis, commencing May 20, 1996, until not later than the mandatory conversion date of February 26, 2000. The acquisition preferred, additional preferred, and shareholder rights plan are more fully described in Note N to the Consolidated Financial Statements.

At December 31, 1995, common shareholders of record numbered 5,976 compared with 6,011 at the end of 1994. Total shares outstanding were 90,650,814 at December 31, 1995 compared to 89,360,040 at December 31, 1994. Immediately following the completion of the CMB acquisition there were approximately 128.1 million common shares outstanding and approximately 12.4 million acquisition preferred shares outstanding.

                         Crown Cork & Seal Company, Inc.

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

                         Crown Cork & Seal Company, Inc.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

  Financial Statements

     Report of Independent Accountants.......................................25

     Consolidated Statements of Income.......................................26

     Consolidated Balance Sheets.............................................27

     Consolidated Statements of Cash Flows...................................28

     Consolidated Statements of Shareholders' Equity.........................29

     Notes to Consolidated Financial Statements..............................30

  Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts
       and Reserves..........................................................50

                         Crown Cork & Seal Company, Inc.



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Crown Cork & Seal Company, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Cork & Seal Company, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note B, the Company changed its methods of accounting for income taxes, postretirement benefits and postemployment benefits in 1993.



PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, PA 19103
March 5, 1996

                         Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

                                                                     1995             1994              1993
Net sales.................................................     $    5,053.8     $     4,452.2    $     4,162.6
                                                               ------------     -------------    -------------

Costs, expenses and other income
    Cost of products sold (excluding
        depreciation and amortization)....................          4,311.0           3,699.5          3,474.0
    Depreciation and amortization.........................            256.3             218.3            191.7
    Selling and administrative expense....................            139.3             135.4            126.6
    Provision for restructuring . . Note H................            102.7             114.6
    Interest expense......................................            148.6              98.8             89.8
    Interest income.......................................            (12.5)             (7.2)           (10.1)
    Translation and exchange adjustments .................             (1.1)             10.1             10.8
                                                               ------------     -------------    -------------
                                                                    4,944.3           4,269.5          3,882.8
                                                               ------------     -------------    -------------

Income before income taxes and cumulative
    effect of accounting changes..........................            109.5             182.7            279.8

        Provision for income taxes . . Note P.............             24.9              55.6             97.4
                                                               ------------     -------------    -------------

Income from operations ...................................             84.6             127.1            182.4
                                                               ------------     -------------    -------------

    Equity in earnings of affiliates, net of
        minority interests . . Notes F and Q..............             (9.7)              3.9             (1.5)
                                                               ------------     -------------    -------------

Net income before cumulative effect of
    accounting changes....................................             74.9             131.0            180.9
                                                               ------------     -------------    -------------

Cumulative effect of accounting
    changes . . Note B....................................                                               (81.8)
                                                               ------------     -------------    -------------


Net income................................................    $        74.9     $       131.0    $        99.1
                                                              =============     =============    =============


Average common share data:

Earnings before cumulative effect of
    accounting changes ...................................    $         .83     $        1.47    $       2.08

Cumulative effect of accounting
    changes . . Note B....................................                                                (.94)
                                                               ------------     -------------    -------------

Earnings per average common share.........................    $         .83     $        1.47    $        1.14
                                                              =============     =============    =============

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31                                                                   1995                 1994
ASSETS
Current assets
    Cash and cash equivalents.....................................     $        68.1         $        43.5
    Receivables . . Note D........................................             744.3                 738.0
    Inventories . . Note E........................................             811.9                 767.5
    Prepaid expenses and other current assets.....................              84.6                  56.6
                                                                       -------------         -------------
            Total current assets .................................           1,708.9               1,605.6
                                                                       -------------         -------------
Long-term notes and receivables...................................              63.5                  70.4
Investments . . Note F............................................              57.5                  47.7
Goodwill, net of amortization.....................................           1,095.7               1,122.4
Property, plant and equipment . . Note G..........................           2,005.9               1,816.5
Other non-current assets..........................................             120.2                 118.7
                                                                       -------------         -------------
            Total ................................................     $     5,051.7         $     4,781.3
                                                                       =============         =============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
    Short-term debt . . Note I....................................     $       537.9         $       604.5
    Current portion of long-term debt . . Note I..................              70.2                 131.3
    Accounts payable and accrued liabilities . . Note K...........             668.2                 737.1
    United States and foreign income taxes........................               2.7                  10.1
                                                                       -------------         -------------
            Total current liabilities ............................           1,279.0               1,483.0
                                                                       -------------         -------------
Long-term debt, excluding current maturities . . Note I...........           1,490.1               1,089.5
Other non-current liabilities . . Note L..........................             112.2                 128.8
Postretirement and pension liabilities . . Note O.................             590.6                 639.4
Minority interests . . Note Q.....................................             118.6                  75.4

Shareholders' equity
    Common stock with $5.00 par value;
        120,000,000 shares authorized;
        118,490,814 shares issued.................................             592.5                 592.5
    Additional paid-in capital....................................             182.7                 168.4
    Retained earnings.............................................           1,049.0                 974.1
    Minimum pension liability adjustment . . Note O...............             (32.1)                (48.1)
    Cumulative translation adjustment.............................            (191.7)               (175.9)
    Treasury stock (1995 - 27,840,000 shares;
        1994 - 29,130,774 shares).................................            (139.2)               (145.8)
                                                                       -------------         -------------

            Total shareholders' equity............................           1,461.2               1,365.2
                                                                       -------------         -------------

            Total.................................................     $     5,051.7         $     4,781.3
                                                                       =============         =============


The accompanying notes are an integral part of these financial statements.

Certain reclassifications of prior years' data have been made to improve comparability.

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                     1995             1994              1993
Cash flows from operating activities
    Net income ...........................................    $        74.9     $       131.0    $        99.1
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization.....................            256.3             218.3            191.7
        Provision for restructuring.......................             67.0              73.2
        Cumulative effect of accounting changes ..........                                                81.8
        Deferred income taxes ............................             (3.2)            (14.0)            79.6
        Minority interest in earnings of subsidiaries.....             13.6              12.4              6.5
        Equity in earnings of joint ventures,
            net of dividends .............................              1.5              (9.0)             2.1
        Other, net........................................             (9.7)              (.3)             6.1
Changes in assets and liabilities,
  net of businesses acquired:
        Receivables.......................................            (24.7)           (185.5)            69.2
        Inventories.......................................            (55.1)            (37.8)             5.2
        Accounts payable, accrued and other liabilities...           (172.5)           (162.8)          (174.3)
        Other.............................................             16.5             (18.7)           (15.8)
                                                              -------------     -------------    -------------
            Net cash provided by
            operating activities..........................            164.6               6.8            351.2
                                                              -------------     -------------    -------------
Cash flows from investing activities
    Capital expenditures .................................           (433.5)           (439.8)          (271.3)
    Acquisition of businesses, net of cash acquired.......            (14.2)            (65.7)           (66.2)
    Proceeds from sale of property, plant
        and equipment.....................................             26.8               7.7             11.9
    Proceeds from sale of businesses......................                                                83.6
    Other, net............................................            (17.1)             (1.5)             (.3)
                                                              -------------     -------------    -------------
            Net cash used for investing activities........           (438.0)           (499.3)          (242.3)
                                                              -------------     -------------    -------------

Cash flows from financing activities
    Proceeds from long-term debt..........................            365.4             154.8            548.3
    Payments of long-term debt............................           (209.0)           (186.5)          (715.0)
    Net change in short-term debt.........................             99.8             495.6            136.5
    Common stock:
        Repurchase for treasury...........................              (.3)            (12.7)           (86.5)
        Issued under various employee benefit plans.......             21.2              16.3             30.0
    Minority contributions, net of dividends paid.........             21.5               9.0              7.0
                                                              -------------     -------------    -------------
            Net cash (used for)/provided by
             financing activities.........................            298.6             476.5            (79.7)
                                                              -------------     -------------    -------------

Effect of exchange rate changes on cash
    and cash equivalents..................................              (.6)              5.3             (1.9)
                                                              -------------     -------------    -------------

Net change in cash and cash equivalents...................             24.6             (10.7)            27.3
Cash and cash equivalents at January 1....................             43.5              54.2             26.9
                                                              -------------     -------------    -------------

Cash and cash equivalents at December 31..................     $       68.1     $        43.5    $        54.2
                                                               ============     =============    =============

The accompanying notes are an integral part of these financial statements.

Certain reclassifications of prior years' data have been made to improve comparability.

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share data)

                                                                                     Minimum    Cumulative
                                              Common       Paid-In     Retained      Pension    Translation    Treasury
                                               Stock       Capital     Earnings     Liability   Adjustment       Stock        Total

Balance December 31, 1992.................  $  592.5     $   95.0     $   744.0                 ($  127.2)   ($  160.7)   $ 1,143.6

Net income - 1993.........................                                 99.1                                                99.1
Stock repurchased:
    2,580,982 shares .....................                  (73.6)                                               (12.9)       (86.5)
Stock issued under stock option and
    employee savings plans:
    1,415,711 shares......................                   23.6                                                  7.0         30.6
Stock issued in business combination:
    3,631,624 shares......................                  122.4                                                 18.2        140.6
Minimum pension liability adjustment......                                            ($46.3)                                 (46.3)
Translation adjustments...................                                                          (29.3)                    (29.3)
                                            --------     --------     ---------    ---------    ---------    ---------    ---------

Balance December 31, 1993.................     592.5        167.4         843.1        (46.3)      (156.5)      (148.4)     1,251.8

Net income - 1994.........................                                131.0                                               131.0
Stock repurchased:
    347,360 shares .......................                  (10.9)                                                (1.8)       (12.7)
Stock issued under stock option and
    employee savings plans:
    892,867 shares........................                   11.9                                                  4.4         16.3
Minimum pension liability adjustment......                                              (1.8)                                  (1.8)
Translation adjustments...................                                                          (19.4)                    (19.4)
                                            --------     --------     ---------    ---------    ---------    ---------    ---------

Balance December 31, 1994.................     592.5        168.4         974.1        (48.1)      (175.9)      (145.8)     1,365.2

Net income - 1995.........................                                 74.9                                                74.9
Stock repurchased:
    7,401 shares..........................                    (.3)                                                              (.3)
Stock issued under stock option and
    employee savings plans:
    1,298,175 shares......................                   14.6                                                  6.6         21.2
Minimum pension liability adjustment......                                              16.0                                   16.0
Translation adjustments...................                                                          (15.8)                    (15.8)
                                            --------     --------     ---------    ---------    ---------    ---------    ---------

Balance December 31, 1995.................  $  592.5     $  182.7     $ 1,049.0    ($   32.1)   ($  191.7)   ($  139.2)   $ 1,461.2
                                            ========     ========     =========    =========    =========    =========    =========

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

A. Summary of Significant Accounting Policies

Business and Principles of Consolidation
The consolidated financial statements include the accounts of Crown Cork & Seal Company, Inc. (the "Company") and its wholly-owned and majority-owned subsidiary companies. The Company manufactures and sells metal and plastic containers, aluminum and plastic closures and crowns as well as manufactures filling, packaging and handling machinery. These products are manufactured in the Company's plants both within and outside the United States and are sold through the Company's sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements have been prepared in conformity with generally accepted accounting principles and reflect management estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in joint ventures and other companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally greater than 20% ownership) are accounted for by the equity method. Other investments are carried at cost.

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

Goodwill
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated on the basis of cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefited (primarily 40 years). On an annual basis the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to $117.8 and $86.9 at December 31, 1995 and 1994, respectively.

                         Crown Cork & Seal Company, Inc.


Property, Plant and Equipment
Property, plant and equipment (PP&E) is carried at cost and includes expenditures for new facilities and those costs which substantially increase the useful lives of existing PP&E. Cost of significant assets includes capitalized interest incurred during the construction and development period. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related costs and accumulated depreciation are eliminated from the respective accounts and any profit or loss on disposition is reflected in income. Costs assigned to PP&E of acquired businesses are based on estimated fair value at the date of acquisition.

Depreciation and amortization are provided on a straight-line basis for financial reporting purposes and an accelerated basis for tax purposes over the estimated useful lives of the assets. The range of estimated economic lives assigned to each significant fixed asset category are as follows: Land
Improvements--25; Buildings and Building Improvements--25 to 40; Other Depreciable Assets--3 to 14.

Impairment of Long-Lived Assets
In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine whether a write-down to market value is required.

Treasury Stock
Treasury stock is reported at par value and constructively retired. The excess of fair value over par value is first charged to paid-in capital, if any, and then to retained earnings.

Research and Development
Research, development and engineering expenditures which amounted to $22.3, $21.1 and $23.3 in 1995, 1994 and 1993, respectively, are expensed as incurred. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products.

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

- --------------------------------------------------------------------------------

B. Accounting Changes

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." In the fourth quarter of 1993, effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The incremental after-tax effect of these accounting changes was a non-cash charge to 1993 earnings of $2.5 or $.03 per share.

SFAS No. 106 requires employers to recognize the costs and obligations for postretirement benefits other than pensions over the employees' service lives. Previously, such costs were generally recognized as an expense when paid. The cumulative effect of implementing SFAS No. 106 as of January 1, 1993 resulted in a non-cash charge to net income, net of $46.0 tax benefit, of $89.2 or $1.03 per share.

SFAS No. 109 establishes new accounting and reporting standards for income taxes and requires adopting the liability method, which replaces the deferred method required by Accounting Principles Board Opinion

                         Crown Cork & Seal Company, Inc.


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

- --------------------------------------------------------------------------------

C. Acquisitions

In February 1996, the Company completed settlement of its previously announced exchange offer to acquire the outstanding shares of common stock of CarnaudMetalbox (CMB). See Note T to the Consolidated Financial Statements and Management's Discussion and Analysis for further discussion of this transaction.

During 1995, the Company acquired, in separate transactions, the assets of a plastics recycling company in Florida for approximately $3 in cash and the assets of a beverage can manufacturer in Huizhou, China for approximately $11 in cash. Both transactions were financed principally through cash from operations.

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

For financial reporting purposes, all of the acquisitions through December 31, 1995 above were treated as purchases. An excess purchase price of approximately $142 has been determined, based upon the fair values of assets acquired and liabilities assumed in connection with the above acquisitions. The operating results of each acquisition are included in consolidated net income from the date of acquisition.

The following represents the non-cash impact of the acquisitions noted above:

                                                                       1995             1994              1993
Fair value of assets acquired.................................       $   14.2         $    89.1         $  421.4
Liabilities assumed...........................................                            (25.1)          (201.9)
Issuance of common stock (3,631,624 shares)...................                                            (140.6)
                                                                     --------         ---------         --------
Cash paid.....................................................       $   14.2         $    64.0         $   78.9
                                                                     ========         =========         ========

                         Crown Cork & Seal Company, Inc.


The following represents the unaudited pro forma results of operations as if the above noted business combinations had occurred at the beginning of the respective year in which the companies were acquired as well as at the beginning of the immediately preceding year:

(unaudited)                                                                       1995             1994
Net sales  ............................................................      $   5,069.1       $   4,522.7
Income before income taxes (1).........................................             99.5             184.8
Net income.............................................................             74.7             129.9
Earnings per average common share......................................      $       .83       $      1.46

(1)  Includes equity in earnings of affiliates, net of minority interests.

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

- --------------------------------------------------------------------------------

D.  Receivables

                                                                                  1995             1994
Accounts and notes receivable..........................................      $     660.9       $     657.6
Less: Allowance for possible losses ...................................            (10.0)            (10.6)
                                                                             -----------       -----------
  Net trade receivables................................................            650.9             647.0
Miscellaneous receivables..............................................             93.4              91.0
                                                                             -----------       -----------
                                                                             $     744.3       $     738.0
                                                                             ===========       ===========


- --------------------------------------------------------------------------------

E. Inventories

                                                                                  1995             1994
Finished goods.........................................................      $     305.3       $     284.7
Work in process .......................................................             94.3             106.6
Raw materials..........................................................            331.3             309.2
Supplies and repair parts .............................................             81.0              67.0
                                                                             -----------       -----------
                                                                             $     811.9       $     767.5
                                                                             ===========       ===========

Approximately 45% and 55% of worldwide inventories at December 31, 1995 and 1994, respectively, were stated on the last-in, first-out (LIFO) method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 1995 and 1994, total inventories would have been $45.4 and $22.4 higher, respectively.

- --------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

F. Investments

                                                                                  1995             1994
January 1..............................................................      $      47.7       $      42.6
Change in reporting entity.............................................             (1.0)             (6.5)
Dividends received from equity affiliates..............................             (5.4)             (7.3)
Equity in earnings of joint ventures...................................              3.9              16.3
Change in cumulative translation on net assets of
    equity affiliates..................................................             (1.0)              0.1
Acquisition of equity and investments in joint ventures ...............             13.3               2.5
                                                                             -----------       -----------
December 31............................................................      $      57.5       $      47.7
                                                                             ===========       ===========


- --------------------------------------------------------------------------------

G. Property, Plant and Equipment

                                                                                  1995             1994
Buildings and improvements.............................................      $     511.6       $     470.0
Machinery and equipment................................................          2,434.8           2,080.1

                                                                                 2,946.4           2,550.1
Less:  Accumulated depreciation and amortization.......................         (1,239.8)         (1,049.1)
                                                                                 1,706.6           1,501.0
Land and improvements .................................................             84.2              93.4
Construction in progress ..............................................            215.1             222.1
                                                                             -----------       -----------
                                                                             $   2,005.9       $   1,816.5
                                                                             ===========       ===========


- --------------------------------------------------------------------------------

H. Restructuring

During 1995 and 1994, the Company recorded pre-tax restructuring charges of $102.7 ($67.0 after taxes or $.74 per share) and $114.6 ($73.2 after taxes or $.82 per share), respectively, as part of a two-phase restructuring plan outlined in March 1994. The combined plan was implemented to streamline the Company's North American operations to improve productivity and enhance competitiveness. The Company records restructuring charges against operations and provides a reserve based on the best information available at the time the decision is made to restructure. The balance of these reserves, (excluding the writedown of assets which are reflected as a reduction of the related asset account), is included within accounts payable and accrued liabilities and other non-current liabilities. The components of restructuring are as follows:

                                       Balance at    Partial Reversal                   Other        Balance at
                                      December 31,        of 1994        1995           1995        December 31,
                                          1994           Provision     Provision      Activity          1995
Employee costs .....................     $   16.6       ($   3.0)       $   28.8       ($  30.9)       $  11.5
Writedown of assets ................                        (5.3)           58.4          (53.1)
Lease termination and
    property holding costs..........          5.9            (.8)           15.4           (6.8)          13.7
Anticipated gain from sale
    of properties...................        (11.1)          10.9                             .2
Incremental operating losses........          5.4           (1.7)                          (3.7)
                                         --------       --------        --------       --------        -------
                                         $   16.8       $     .1        $  102.6       ($  94.3)       $  25.2
                                         ========       ========        ========       ========        =======

                         Crown Cork & Seal Company, Inc.


In the second quarter of 1995, the Company reevaluated its 1994 restructuring plan and made a decision to maintain operations in two aerosol facilities and to continue an art and plate operation which had been scheduled for closure. The impact of this decision was a net pre-tax charge to income of $.1. Combined with the reevaluation of the 1994 plan was a decision to close a three-piece food can facility and not to reopen the earthquake-damaged Van Nuys can facility. The cost associated with the closure of these two facilities was a pre-tax charge of $20.1. The combined pre-tax charge in the second quarter of 1995 for these decisions was $20.2 ($12.8 after tax or $.14 per share).

In the third quarter of 1995, the Company recorded a pre-tax restructuring charge of $82.5 ($54.2 after taxes or $.60 per share). Two aluminum beverage can plants and one beverage end plant were closed in order to match manufacturing capacity with demand. The Company also intends to close two food can plants in the United States and combine two non-U.S. food can operations into one location. In the Plastics Division, one facility was closed and two others were reorganized to improve cost effectiveness.

Employee costs primarily include severance costs to be paid to terminated employees and amounts necessary to reflect pension and retiree medical benefits, as determined by the Company's actuary. Benefits provided to employees to be terminated include only those predetermined benefits fully described in existing union contracts or as described in the Company's salaried employees benefits handbook. The plan of restructuring only provides for the costs of employees terminated involuntarily. Costs attributable to pension and other post-retirement benefits not paid by December 31, 1995 have been reclassified to their respective liability accounts at year-end. See Note O to the Consolidated Financial Statements.

The consolidation of the Company's container businesses into a reduced number of facilities has resulted in certain equipment becoming excess. The Company has written down these excess assets to their estimated realizable values. The restructuring charge also includes the estimated losses on the disposal of the related properties.

Costs provided for lease termination include remaining lease payments and other costs to be incurred in maintaining the property between the closure date of the facility and the lease termination date. Costs provided for property held for sale include costs incurred in maintaining the property from the date of closure of the facility to the estimated sale date of the facility.

- --------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


I. Short-Term Borrowings and Long-Term Debt

                                                                                  1995             1994
Short-term Borrowings (1)
Commercial paper (6.0%, 6.1%, and 3.5%
    weighted average interest rates at December 31,
    1995, 1994 and 1993, respectively).................................      $     761.2       $     660.6
Notes payable to banks/overdrafts (8.5%, 6.5%, and 8.5%
    weighted average interest rates at December 31,
    1995, 1994 and 1993, respectively).................................             76.7             178.9
Commercial paper reclassified to long-term (2).........................           (300.0)           (235.0)
                                                                             -----------       -----------
Total short-term borrowings............................................      $     537.9       $     604.5
                                                                             ===========       ===========

Long-Term Debt
Commercial paper (2)...................................................      $     300.0       $     235.0
8.49% private placement due 1996.......................................             50.0             100.0
Bank term loan (3).....................................................                              100.0
5.88% notes due 1998...................................................            100.0             100.0
7.00% notes due 1999...................................................            100.0             100.0
6.75% notes due 2003...................................................            200.0             200.0
8.38% notes due 2005 (4)...............................................            300.0
8.00% notes due 2023...................................................            200.0             200.0
Belgian Franc borrowings (5)...........................................             86.9              47.1
German Mark borrowings (5).............................................            104.0
Other loans in various currencies,
    rates in 1995 ranging from 6.8%
    to 10.98%, due 1996-2002 (6).......................................            119.4             138.7
                                                                             -----------       -----------
                                                                                 1,560.3           1,220.8
Less current maturities of long-term debt issuances ...................            (70.2)           (131.3)
                                                                             -----------       -----------
Total long-term debt...................................................      $   1,490.1       $   1,089.5
                                                                             ===========       ===========

(1) Domestic and Canadian operations' working capital requirements are funded on a short-term basis through the issuance of commercial paper. Short-term funds for certain international operations are obtained through bank overdrafts and short-term notes payable. The weighted average interest rates for commercial paper outstanding during 1995, 1994 and 1993, were 6.1%, 4.8% and 3.6%, respectively. The weighted average interest rates for notes and overdrafts outstanding during 1995, 1994 and 1993, were 8.6%, 6.9% and 9.2%, respectively. The weighted average amount of short-term debt outstanding during the years 1995, 1994 and 1993, was $893.3, $736.5 and $529.5, respectively. Short-term borrowings did not exceed $1,114.1, $915.5 and $651.1, during 1995, 1994 and 1993, respectively. At December 31, 1993, commercial paper was $324.0 and notes and overdrafts totaled $48.9.
(2) At December 31, 1995, $300 of commercial paper was reclassified as long term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis through a $1,000 committed multi-currency credit facility which has a maturity date of February 2000. This facility is unrestricted and bears interest at variable market rates. At December 31, 1995, there were no funds drawn against this facility. At December 31, 1994, $235 of commercial paper was classified as long-term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis through a $275 committed credit facility. At December 31, 1994, the Company had drawn $40 related to this facility at a weighted average interest cost of 6.3%.
(3) On January 27, 1995, this outstanding term loan due beyond 1995 was extinguished, without penalty.

                         Crown Cork & Seal Company, Inc.

(4) On December 20, 1994, the Company filed an S-3 Registration Statement to issue up to $500 of debt securities. On January 15, 1995, $300, 8.38% notes due 2005 were issued with the proceeds used to pay down short-term indebtedness.
(5) At December 31, 1995, the Belgian Franc and German Mark borrowings, both LIBOR-based facilities, were classified as long-term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis through the $1,000 committed multi-currency credit facility described in (2) above. Associated with the Belgian Franc borrowings, the Company had entered into an interest rate swap agreement to convert 1,000 Belgian Francs ($33.9 and $31.4 at December 31, 1995 and 1994, respectively) to a 6.53% fixed rate obligation. The contract amount represents 39.0% of the total underlying debt as compared to 66.7% in 1994. At December 31, 1994, the outstanding Belgian Franc loan was a three year revolving credit
     agreement  with  the  previously   noted  interest  rate  swap  arrangement
     attached. The borrowings along with the swap had a maturity of December 1996 and, as such, the debt was classified as long-term. In 1995 the Belgian Franc loan agreement was renegotiated in light of the new multi-currency facility and is now callable at any time. At December 31, 1994, the German Mark borrowings were classified as short-term as this facility was not covered by any long-term credit facility.
(6) Approximately $41.3 and $24.6 is non-recourse to the Company at December 31, 1995 and 1994, respectively.

Aggregate maturities of total long-term debt for the five years subsequent to December 31, 1995 are $70.2; $25.9; $127.7; $116.8 and $13.0, respectively. Cash payments for interest were $113.4 in 1995, $107.1 in 1994 and $82.2 in 1993 (including amounts capitalized of $5.8 and $5.5 in 1995 and 1994, respectively).

The Company closed on a French Franc (FRF) 13,700, 365 day multi-currency revolving credit facility on December 1, 1995 to finance the cash consideration of the CMB acquisition and other corporate purposes. A total of FRF 9,100, approximately $1,800, was drawn on February 22, 1996 to close the CMB transaction. This facility bears interest at variable market rates.

The carrying value of total debt as of December 31, 1995 and 1994 does not differ materially from its estimated market value.

- --------------------------------------------------------------------------------

J. Financial Instruments

It is the Company's policy to reduce its exposure to adverse fluctuations in interest and foreign exchange rates.

The Company has a program to offset equivalent foreign currency assets and liabilities, thereby minimizing net exposures. The Company uses only liquid instruments from creditworthy financial institutions and does not enter into leveraged, tiered or illiquid contracts. Further, the Company does not enter into derivative financial instruments for trading purposes.

Complementary to this approach, the Company enters into forward exchange contracts, primarily in European currencies, to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. As of December 31, 1995 and 1994, the Company had outstanding foreign exchange contracts to buy or sell foreign currencies for an aggregate notional amount of $236.9 and $126.1, respectively. Based on year-end exchange rates and the maturity date of the various contracts, the aggregate contract value of these items approximated fair value at December 31, 1995 and 1994, respectively. Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

The Company also enters into interest rate swap and cap agreements to manage interest rates on its underlying debt obligations. Costs associated with these financial instruments are generally amortized over the lives of the instruments and are not material to the Company's financial results. Differences in interest,

                         Crown Cork & Seal Company, Inc.


which are paid or received, are recognized as adjustments to interest expense of the underlying debt obligation.

- --------------------------------------------------------------------------------

K. Accounts Payable and Accrued Liabilities

                                                                                  1995             1994
Trade accounts payable.................................................      $     387.5       $     440.1
Interest...............................................................             21.3              10.9
Employee benefits......................................................            136.0             130.8
Salaries, wages and other compensation.................................             18.6              33.1
Environmental..........................................................              4.2               2.7
Restructuring..........................................................             14.9              30.4
Deferred taxes.........................................................              9.1               6.0
Other..................................................................             76.6              83.1
                                                                             -----------       -----------
                                                                             $     668.2       $     737.1
                                                                             ===========       ===========

- --------------------------------------------------------------------------------

L. Other Non-Current Liabilities

                                                                                  1995             1994
Postemployment benefits................................................      $      14.8       $      19.1
Restructuring..........................................................             10.3              13.5
Deferred taxes.........................................................             40.4              35.9
Environmental..........................................................             16.5              22.9
Other..................................................................             30.2              37.4
                                                                             -----------       -----------
                                                                             $     112.2       $     128.8
                                                                             ===========       ===========

Other non-current assets includes $15.5 and $16.4 at December 31, 1995 and 1994, respectively, for estimated recoveries related to environmental liabilities.

- --------------------------------------------------------------------------------

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

Transactions for 1995, 1994 and 1993 are as follows:                   1995             1994              1993
Options outstanding at January 1..............................         81,000            99,000          538,290
Granted.......................................................
Exercised.....................................................        (18,000)          (18,000)        (422,790)
Canceled......................................................                                           (16,500)
                                                                      -------           -------          -------
Options outstanding at December 31............................         63,000            81,000           99,000
                                                                       ======            ======           ======
Options price at December 31..................................         $10.44            $10.44           $10.44
Options exercisable at December 31............................          9,000             9,000            9,000
Options available for grant at December 31....................

                         Crown Cork & Seal Company, Inc.


In accordance with the 1990 Stock-Based Incentive Compensation Plan, options to purchase 6,000,000 common shares can be granted to officers and key employees. Options are granted at market value on the date of grant and are exercisable beginning one to two years from date of grant and terminate up to ten years from date of grant. Certain options granted in 1993 to employees of acquired companies, which are included in the table below, do not reduce the shares available for grant under the 1990 plan.

Transactions for 1995, 1994 and 1993 are as follows:                   1995             1994              1993
Options outstanding at January 1..............................      2,889,225         3,523,315        4,005,300
Granted.......................................................        226,600           357,196          765,854
Exercised.....................................................     (1,367,309)         (818,286)        (971,589)
Canceled......................................................        (75,064)         (173,000)        (276,250)
                                                                    ---------         ---------        ---------
Options outstanding at December 31............................      1,673,452         2,889,225        3,523,315
                                                                    =========         =========        =========
Options price range at December 31............................         $16.96            $16.96           $16.96
                                                                        to                to               to
                                                                       $49.00            $40.00           $40.00
Options exercisable at December 31............................        582,351           810,790          572,436
Options available for grant at December 31....................        709,189           860,725          919,721

In accordance with the 1994 Stock-Based Incentive Compensation Plan, 4,000,000 common shares have been made available for award to officers and key employees. Such awards can be made in the form of options, deferred stock, restricted stock or stock appreciation rights (SAR's). Options are exercisable in accordance with the terms of each grant but in no event may the term be less than six months or greater than fifteen years. The award of deferred or restricted stock, or the subsequent termination of the deferral or restriction period, may be subject to the achievement of certain performance goals as determined by the Plan committee as designated by the Board of Directors. SAR's payments, as determined by the appreciation in the number of shares subject to the SAR, may be in the form of cash, common stock, deferred stock or restricted stock.

During 1995, 100,000 options were granted at a market price of $37.50, leaving 3,900,000 shares available for award as of December 31, 1995.

During 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 "Accounting for Stock-Based Compensation". The effective date of this accounting standard is for fiscal years beginning after December 15, 1995. This standard has significant disclosure requirements concerning the impact of fair value calculations related to stock-based compensation. Pro forma net income and earnings per share must be disclosed. The standard is not expected to have a material impact on the Company's reported results or financial position.

- --------------------------------------------------------------------------------

N. Capital Stock

In connection with and contingent upon the completion of the proposed acquisition of CMB, the Company's shareholders, at a special meeting held on December 19, 1995, authorized the Company to issue up to 50 million shares of cumulative convertible preferred stock (acquisition preferred) solely to effect the acquisition of CMB. On February 26, 1996, 12,432,622 shares of acquisition preferred were issued pursuant to the acquisition, and the number of authorized shares of acquisition preferred was reduced accordingly and no further shares of acquisition preferred shall be issued. Generally each share of acquisition preferred is entitled to the number of votes equal to the number of shares of common stock into which such share of acquisition preferred is convertible as of the applicable record date. Dividends on shares issued will accrue and be paid quarterly on February 20, May 20, August 20 and November 20 each year. The acquisition preferred ranks senior to the Company's common stock as to dividends and liquidation rights. The acquisition preferred has a par value of $41.8875 per share and bears a quarterly cash dividend of $.4712 per share. Each share of acquisition preferred is convertible into common stock

                         Crown Cork & Seal Company, Inc.


at a rate equal to the $41.8875 par value of such acquisition preferred divided by the applicable conversion price of $45.9715, subject to adjustment in certain events. The Company will at all times reserve and keep available, out of its authorized and unissued common stock, sufficient amounts of its common stock to effect any future conversions. The acquisition preferred is mandatorily convertible February 26, 2000. The acquisition preferred has a liquidation value equivalent to its par value plus accrued and unpaid dividends.

Also contingent upon the completion of the CMB acquisition, the shareholders at the special meeting in December approved the increase in the authorized capital by an additional 380 million shares of common stock.

Further, the Company's shareholders authorized 30 million shares of additional preferred stock. The Board of Directors will have the authority to issue, at any time or from time to time, up to a maximum of 30 million shares of additional preferred stock in one or more classes or series of a class. The additional preferred stock will rank on a parity with or junior to the acquisition preferred in respect of dividend and liquidation rights and such shares will not be entitled to more than one vote per share when voting as a class with holders of Company common stock. The voting rights and such designations preferences, limitations and special rights are, subject to the terms of the Company's Articles of Incorporation, determined by the Board of Directors.

At December 31, 1995, there were no issued shares of acquisition preferred or other additional preferred stock.

The Board of Directors adopted a Shareholder Rights Plan in 1995 and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock; except that the Rights Plan provides that CGIP's (major shareholder of CMB) acquisition of shares of the Company pursuant to the Company's acquisition of CMB does not cause the rights to become exercisable. Each right then may be exercised to acquire one share of common stock at an exercise price of $200, subject to adjustment. Alternatively, under certain circumstances involving the acquisition by a person or group of 15% or more of the Company's common stock, each right will entitle its holder to purchase a number of shares of the Company's common stock having a market value of two times the exercise price of the right. In the event the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company's common stock, each right will entitle its holder to purchase a number of the acquiring company's common shares having a market value of two times the exercise price of the right. The rights may be redeemed by the Company at $ .01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights will expire on August 10, 2005.

- --------------------------------------------------------------------------------

O. Pensions and Other Retirement Benefits

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

Plan assets of company-sponsored plans of $1,213.6 consist principally of common stocks and fixed income securities along with other investments, including $239.6 of the Company's common stock.

Pension expense amounted to $6.0 (including expense of $8.6 for non-company sponsored plans) in 1995, expense of $1.3 (including expense of $7.2 for non-company sponsored plans) in 1994 and income of

                         Crown Cork & Seal Company, Inc.


$18.6 (including expense of $5.7 for non-company sponsored plans) in 1993. Pension cost for non-U.S. and non-Canadian plans in 1995, 1994 and 1993 was determined under statutory accounting principles which are not considered materially different from U.S. generally accepted accounting principles.

The 1995, 1994 and 1993 components of pension cost for company-sponsored plans were as follows:

                                                                         1995              1994             1993
Service cost--benefits earned during the year..................      $   11.3         $    14.1         $   11.4
Interest cost on projected benefit obligations................           96.9              94.6             99.3
Return on assets:
     -actual..................................................         (200.7)             31.0           (133.5)
     -deferred gain/(loss)....................................           79.3            (163.5)             4.7
Amortization of net unrecognized loss/(gain)
     at January 1, 1986.......................................             .1                .1              (.7)
Amortization of net unrecognized loss/(gain)..................            2.2                .7             (5.5)
Cost attributable to plant closings...........................            8.3              17.1
                                                                     --------         ---------         --------
Total pension (income)........................................       ($   2.6)        ($    5.9)        ($  24.3)
                                                                     ========         =========         ========


Cost attributable to plant closings is included within the restructuring charge as more fully described in Note H to the Consolidated Financial Statements.

The  funded  status  of  company-sponsored   plans,  including  the  assets  and
liabilities assumed in connection with acquisitions, at December 31, 1995 and 1994 was as follows:

                                                                             Plans in which
                                                                Accumulated                 Assets Exceeded
                                                                 Benefits                     Accumulated
                                                              Exceeded Assets                  Benefits
                                                            1995           1994            1995           1994
Actuarial present value of:
     Vested benefit obligation.....................     ($   870.6)    ($    925.8)    ($   386.6)     ($  236.7)
     Non-vested benefits...........................          (26.1)          (18.0)          (5.7)          (2.2)
                                                        ----------     -----------     ----------      ---------
         Accumulated benefit obligation............     ($   896.7)    ($    943.8)    ($   392.3)     ($  238.9)
                                                        ==========     ===========     ==========      =========
Actuarial present value of projected benefit
     obligation....................................     ($   905.6)    ($    961.4)    ($   420.5)     ($  258.5)
Plan assets at fair value..........................          783.5           767.8          430.1          351.9
                                                        ----------     -----------     ----------      ---------

Plan assets (less than) in excess of  projected
     benefit obligation............................         (122.1)         (193.6)           9.6           93.4
Unrecognized loss (gain) at January 1, 1986........           12.5            12.8           (5.0)          (5.3)
Unrecognized net loss (gain) since 1986............           70.6            98.9           31.0          (20.1)
Unrecognized prior service cost....................            5.2             2.8            7.3            2.0
Minimum liability..................................          (79.4)          (96.4)
                                                        ----------     -----------     ----------      ---------
(Accrued)/Prepaid pension cost at
     December 31...................................        ($113.2)        ($175.5)         $42.9          $70.0
                                                           =======         =======          =====          =====

The Company recognizes a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost and previously unrecognized transition obligation, or a reduction of shareholders' equity. The Company had recorded

                         Crown Cork & Seal Company, Inc.

additional liabilities of $79.4 and $96.4 as of December 31, 1995 and 1994, respectively. An intangible asset of $17.7 and $10.6 and a shareholders' equity reduction, net of income taxes, of $32.1 and $48.1 was recorded as of December 31, 1995 and 1994, respectively.

The weighted average actuarial assumptions for the Company's pension plans are as follows:

                                                                        1995              1994             1993
Discount rate.................................................           7.5%              8.6%             7.1%
Compensation increase.........................................           5.0%              5.2%             5.2%
Long-term rate of return......................................          11.0%             11.0%            11.0%

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

The net postretirement benefit cost was comprised
     of the following:                                                 1995             1994              1993
     Service cost for benefits earned during the year...........     $    4.0         $     5.5         $    3.6
     Interest cost on accumulated postretirement
         benefit obligation.....................................         36.5              39.1             45.0
     Amortization of net unrecognized (gain)....................         (5.0)
     Cost attributable to plant closings........................          4.2              10.8
                                                                     --------         ---------         --------
              Net postretirement benefit cost...................     $   39.7         $    55.4         $   48.6
                                                                     ========         =========         ========


Cost attributable to plant closings is included within the restructuring charge as more fully described in Note H to the Consolidated Financial Statements.

Health care claims and life insurance benefits paid totaled $42.5 in 1995, $36.3 in 1994 and $41.6 in 1993.

The following provides a reconciliation of the accumulated postretirement benefit obligation to the liabilities recognized in the Company's balance sheet as of December 31:

                                                                                   1995             1994
     Retirees .........................................................          ($418.2)          ($401.1)
     Fully eligible active plan participants...........................            (41.7)            (38.9)
     Other active plan participants....................................            (47.0)            (46.1)
                                                                                 -------           -------
     Total accumulated obligation......................................          ($506.9)           (486.1)
     Unrecognized net (gain) loss......................................            (56.1)            (79.1)
                                                                                 -------           -------
     Accrued postretirement benefit obligation.........................          ($563.0)          ($565.2)
                                                                                 =======           =======

The health care accumulated postretirement benefit obligation was determined at December 31, 1995 and 1994 using health care trend rates of 9.9% and 10.1%, respectively, decreasing to 4.9% over nine years and 5.1% over ten years, respectively. The assumed long-term rate of compensation increase used for life insurance was 5%. The discount rate was 7.4% and 8.5% at December 31, 1995 and 1994, respectively. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligation by $44.6 and the net postretirement benefit cost by $2.8.

                         Crown Cork & Seal Company, Inc.

Employee Savings Plan
The Company sponsors a Savings Investment Plan which covers all domestic salaried employees who are 21 years of age with one or more years of service. The Company matches with equivalent value of Company stock, up to 1.5% of a participant's compensation.

Employee Stock Purchase Plan
Since 1994,  the Company has  sponsored an Employee  Stock  Purchase  Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter ending market price towards the purchase of each common share. The Company's contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 1995 and 1994 were 84,309 and 65,437, respectively, and the Company's contributions were approximately $.5 and $.4 respectively.

- --------------------------------------------------------------------------------

P. Income Taxes

Pretax income before cumulative effect of accounting changes for the years ended December 31 was taxed under the following jurisdictions:

                                                                1995              1994             1993
Domestic..................................................    $    30.8         $   88.5         $   214.0
Foreign...................................................         78.7             94.2              65.8
                                                              ---------         --------         ---------
                                                              $   109.5         $  182.7         $   279.8
                                                              =========         ========         =========

The provision for income taxes consists of the following:
   Current tax provision:
     U.S. Federal.........................................    $    16.2         $   50.9
     State and foreign....................................         11.9             18.7         $    17.8
                                                              ---------         --------         ---------
                                                                   28.1             69.6              17.8
                                                              ---------         --------         ---------
Deferred tax provision:
     U.S. Federal.........................................         (3.1)           (17.7)             74.5
     State and foreign....................................          (.1)             3.7               5.1
                                                              ---------         --------         ---------
                                                                   (3.2)           (14.0)             79.6
                                                              ---------         --------         ---------
                                                              $    24.9         $   55.6         $    97.4
                                                              =========         ========         =========

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                1995              1994             1993
U.S. Statutory rate.......................................        35.0%            35.0%             35.0%
Non-U.S. operations at different rates....................       (14.5%)           (8.4%)            (1.1%)
Amortization of acquisition adjustments...................         8.0%             4.7%              2.9%
Other items, net..........................................        (5.8%)            (.9%)            (2.0%)
                                                                  ----              ---              ----
     Effective income tax rate............................        22.7%            30.4%             34.8%
                                                                  ====             ====              ====

The Company paid federal, state, local and foreign (net) income taxes of $28.0 for 1995, $88.9 for 1994 and $11.7 for 1993.

                         Crown Cork & Seal Company, Inc.


The components of deferred tax assets and liabilities at December 31, follow:

                                                                        1995                      1994
                                                                 Asset       Liability      Asset      Liability
Depreciation..............................................                    $227.1                    $230.7
Postretirement and postemployment benefits................       $206.5                    $206.7
Pensions..................................................         19.7                      16.9
Inventories...............................................                      34.2                      40.4
Tax loss carryforwards....................................         31.1                      38.6
Restructuring.............................................         16.6                      23.1
Accruals and other........................................         46.6         10.8         43.7         12.3
                                                                 ------       ------       ------       ------
                                                                  320.5        272.1        329.0        283.4
Valuation allowance.......................................        (22.8)                    (29.2)
                                                                 ------       ------       ------       ------
                                                                 $297.7       $272.1       $299.8       $283.4
                                                                 ======       ======       ======       ======

Prepaid expenses and other current assets includes $47.2 and $9.2 of deferred tax assets at December 31, 1995 and 1994, respectively. Other non-current assets includes $27.9 and $49.1 of deferred tax assets at December 31, 1995 and 1994, respectively.

Approximately $31.1 of deferred tax assets relating to net operating losses and tax basis differences were available in various foreign tax jurisdictions at December 31, 1995. Deferred tax assets of $12.7 must be utilized within the next six years and $18.4 can be utilized over an indefinite period. The Company believes that it is more likely than not that $8.3 of these benefits are expected to be realized by achieving future profitable operations based on actions taken by the Company.

No net benefit has been recorded for the remaining items. Future recognition of these carryforwards will be made either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized against future earnings. No other tax operating loss or credit carryforwards exist for which the Company has recognized a net financial benefit.

The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $467.3, $432.2 and $401.2 as of December 31, 1995, 1994 and 1993, respectively. Management has no plans to distribute such earnings in the foreseeable future.

- --------------------------------------------------------------------------------

Q. Minority Interests

                                                                                   1995              1994
January 1..................................................................        $75.4             $53.7
Formation of new jointly-owned subsidiaries................................          8.3               8.4
Minority interest in net income of consolidated subsidiaries...............         13.6              12.4
Change in cumulative translation adjustment................................          (.2)               .3
Dividends paid to minority shareholders....................................         (2.0)             (1.3)
Investment by minority shareholders........................................         23.5               1.9
                                                                                  ------             -----
December 31................................................................       $118.6             $75.4
                                                                                  ======             =====


- --------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

R. Leases

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31,1995 are:

        Years ending December 31
        1996..................................................................    $17.1
        1997..................................................................     13.2
        1998..................................................................     10.7
        1999..................................................................      6.9
        2000..................................................................      3.8
        Thereafter ...........................................................     10.7
                                                                                  -----
        Total minimum payments................................................     62.4
        Less: Total minimum sublease rentals .................................     (5.5)
                                                                                  -----
        Net minimum rental commitments .......................................    $56.9
                                                                                  =====

Operating lease rental expense (net of sublease rental income of $.8 in 1995, $1.1 in 1994 and $1.0 in 1993) was $22.7 in 1995, $19.6 in 1994 and $21.9 in
1993.

- --------------------------------------------------------------------------------

S. Commitments and Contingent Liabilities

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

The Company is subject to various lawsuits and claims with respect to matters such as governmental regulations and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results or financial position of the Company.

The Company's basic raw materials for the products in its Metals and Plastics packaging segments are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to material fluctuations in the cost of these raw materials and has previously adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to recover fully any increases or fluctuations in raw material costs from its customers.

- --------------------------------------------------------------------------------

T. Subsequent Events

In February 1996, the Company completed the acquisition of CMB pursuant to the terms of its previously announced exchange offer. CMB is a leading multinational manufacturer of metal and plastic packaging materials and equipment with headquarters in Paris, France. At December 31, 1995, CMB had approximately 28,500 employees who are located in 175 plants and facilities within 38 countries worldwide.

CMB had unaudited net sales of approximately $4,900 and unaudited net income of approximately $150 for the twelve months ending December 31, 1995.

Each  share  of CMB  tendered  into  the  offer  was  exchanged  for  cash  or a combination of the Company's common and acquisition preferred stock. Approximately 37.3 million shares of Crown common stock and 12.4 million shares of Crown acquisition preferred stock were issued to tendering CMB shareholders. Crown common stock had a market value of approximately $42.00 at completion. The total cost of the acquisition, excluding liabilities assumed, was approximately $4,000, including $1,880 in cash, $1,600 in Crown

                         Crown Cork & Seal Company, Inc.


common stock and $520 in Crown acquisition preferred stock. The cash portion of the consideration was financed through a Revolving Credit and Term Loan facility with a syndicate of financial institutions. This facility is further described in Note I to the Consolidated Financial Statements.

The acquisition will be accounted for as a purchase in 1996. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for CMB will be included with those of the Company for periods subsequent to the date of acquisition.

The excess of the purchase price over the net assets acquired, which is expected to exceed $3,000, will be amortized over a period not exceeding 40 years. The purchase price allocation will be determined during 1996 when appraisals, other studies and additional information become available. Accordingly the final allocation may have a material effect on the supplemental unaudited pro forma information presented below.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

           (unaudited)                                                 1995         1994
            Net sales...........................................   $  9,975.8   $  8,968.6
            Net income..........................................         46.8        141.1
            Earnings per average
              common share......................................   $      .37   $     1.12

Adjustments made in arriving at the pro forma unaudited results of operations include increased interest expense on acquisition debt, amortization of goodwill, preferred stock dividends and related tax adjustments. No effect has been given to the fair value of assets acquired, depreciable lives, transition and restructuring costs or synergistic benefits which may be realized from the acquisition.

- --------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


U. Quarterly Data (unaudited)

                                                  1995                                             1994
                               First      Second        Third      Fourth        First      Second       Third      Fourth
Net sales..................  $1,126.7    $1,385.8     $1,427.1    $1,114.2       $943.0    $1,134.5    $1,283.3    $1,091.4
Gross Profit*..............     130.5       146.8(1)      27.6(2)     78.9        110.6       147.1        41.2(3)    120.9
Net income.................      36.5        52.2(1)     (19.9)(2)     6.1         33.6        64.8        (7.5)(3)    40.1


Average shares
   outstanding
   (in millions)...........      89.6        90.2         90.5        90.6         88.9        89.1        89.1        89.3
Earnings (loss) per
   average common
   share**.................       .41         .58(1)      (.22)(2)     .07          .38         .73        (.08)(3)     .45


Common Stock
Price Range***
   High....................    45          50 1/4      50 5/8      44 5/8        41 7/8      39 3/4      39 1/2      40 7/8
   Low.....................    37 3/4      41 3/8      36 7/8      34 1/2        36 5/8      33 3/4      33 1/2      35 7/8
   Close...................    43 7/8      50 1/8      38 3/4      41 3/4        39 1/8      37 1/4      38 1/2      37 3/4

* Net sales less cost of products sold, depreciation and amortization and the provision for restructuring.

** The sum of the quarters' earnings per share does not equal the year-to-date earnings per share due to changes in average share calculations.

***  Source: New York Stock Exchange - Composite Transactions.

(1) Includes net pre-tax restructuring charges of $20.2, $12.8 after taxes or $.14 per share. Excluding the effects of the restructuring charges, net income was $65.0 or $.72 per share. See Note H for additional details.

(2) Includes pre-tax restructuring charges of $82.5, $54.2 after taxes or $.60 per share. Excluding the effects of the restructuring charges, net income was $34.2 or $.38 per share. See Note H for additional details.

(3) Includes pre-tax restructuring charges of $114.6, $73.2 after taxes or $.82 per share. Excluding the effects of the restructuring charges, net income was $65.7 or $.74 per share.

- --------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

V. Segment Information by Industry Segment and Geographic Area

A. Industry Segment

                                              Net      Operating     % To     Identifiable   Depreciation     Capital
1995                                         Sales      Income     Net Sales     Assets     & Amortization  Expenditures
Metal Packaging & Other . . (2).........   $3,811.1     $169.6(3)     4.5       $3,688.9         $177.9       $287.7
Plastic Packaging.......................    1,242.7       74.9(3)     6.0        1,294.7           78.4        145.8
                                           --------     ------        ---       --------         ------       ------
Consolidated . . (6)....................   $5,053.8     $244.5(5)     4.8       $4,983.6(6)      $256.3       $433.5
                                           ========     ======        ===       ========         ======       ======

1994
Metal Packaging & Other . . (2).........   $3,494.3     $207.5(4)     5.9       $3,453.3         $157.0       $232.7
Plastic Packaging.......................      957.9       76.9        8.0        1,284.5           61.3        207.1
                                           --------     ------        ---       --------         ------       ------
Consolidated . . (6)....................   $4,452.2     $284.4(5)     6.4       $4,737.8(6)      $218.3       $439.8
                                           ========     ======        ===       ========         ======       ======


1993
Metal Packaging & Other . . (2).........   $3,367.0     $308.7        9.2       $3,158.7         $140.0       $152.3
Plastic Packaging.......................      795.6       61.6        7.7        1,023.4           51.7        119.0
                                           --------     ------        ---       --------         ------       ------
Consolidated . . (6)....................   $4,162.6     $370.3(5)     8.9       $4,182.1(6)      $191.7       $271.3
                                           ========     ======        ===       ========         ======       ======


B. Geographic Area

1995
United States...........................   $3,376.2     $147.4(3)     4.4       $3,372.6         $175.4       $260.5
Europe..................................      785.2       58.9        7.5          606.1           38.6         50.9
North and Central America...............      440.8       (5.0)(3)   (1.1)         486.1           24.2         19.0
Other Non-U.S...........................      451.6       43.2        9.6          518.8           18.1        103.1
                                           --------     ------        ---       --------         ------       ------
Consolidated . . (6)....................   $5,053.8(1)  $244.5(5)     4.8       $4,983.6(6)      $256.3       $433.5
                                           ========     ======        ===       ========         ======       ======

1994
United States...........................   $2,969.6     $170.9(4)     5.8       $3,291.1         $150.1       $335.1
Europe..................................      640.0       49.7        7.8          571.8           31.4         54.8
North and Central America...............      466.6       16.7(4)     3.6          517.7           24.3         10.6
Other Non-U.S...........................      376.0       47.1       12.5          357.2           12.5         39.3
                                           --------     ------        ---       --------         ------       ------
Consolidated . . (6)....................   $4,452.2(1)  $284.4(5)     6.4       $4,737.8(6)      $218.3       $439.8
                                           ========     ======        ===       ========         ======       ======

1993
United States...........................   $2,842.0     $281.0        9.9       $2,909.6         $133.2       $139.8
Europe..................................      569.1       30.8        5.4          461.1           25.4         57.0
North and Central America...............      464.0       14.2        3.1          528.8           24.0         14.2
Other Non-U.S...........................      287.5       44.3       15.4          282.6            9.1         60.3
                                           --------     ------        ---       --------         ------       ------
Consolidated . . (6)....................   $4,162.6(1)  $370.3(5)     8.9       $4,182.1(6)      $191.7       $271.3
                                           ========     ======        ===       ========         ======       ======

(1)  Transfers between Geographic Areas are not material.
(2) Within "Metal Packaging and Other" is the Company's machinery operation which, along with other non-metal packaging domestic affiliates, is not significant.
(3) Operating income for 1995 includes restructuring charges of $81.4 for U.S. Metal Packaging, $3.9 for U.S. Plastics Packaging, $4.4 for Canadian Plastics Packaging and $13.0 for North and Central American Metal Packaging.
(4) Operating income for 1994 included restructuring charges of $102.3 for U.S. Metal Packaging and $12.3 for Canadian Metal Packaging.

                         Crown Cork & Seal Company, Inc.

(5)  The following reconciles operating income to pre-tax income:

                                                                1995              1994             1993
Operating income*.........................................    $   244.5         $  284.4         $   370.3
Interest and other corporate
  expense**...............................................       (135.0)          (101.7)            (90.5)
                                                              ---------         --------         ---------
Pre-tax income............................................    $   109.5         $  182.7         $   279.8
                                                              =========         ========         =========

* Has been restated for prior years to conform with the 1995 presentation of operating income.
** Includes interest income and expense along with other corporate income and expense items, such as exchange gains and losses.

(6)  The following reconciles identifiable assets to total assets:

                                                                1995              1994             1993
Identifiable assets ......................................   $  4,983.6       $  4,737.8*       $  4,182.1**
Corporate assets..........................................         68.1             43.5              54.2
                                                             ----------       ----------        ----------
Total assets..............................................   $  5,051.7       $  4,781.3        $  4,236.3
                                                             ==========       ==========        ==========

* Included in identifiable assets for 1994 is $85.5 relating to the acquisition of Tri-Valley Growers.
**   Included in identifiable assets for 1993 is:
     (a)  "United  States,"  $96  relating  to the  acquisition  of the Van Dorn
          Company.
     (b) "Europe," $42 relating to the acquisition of the remaining interest in CONSTAR International's affiliate, Wellstar Acquisition, B.V. and its affiliate Wellstar Holdings, B.V.

For the years ended December 31, 1995, 1994 and 1993, respectively, no one customer accounted for more than 10% of the Company's net sales.

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

Total non-U.S. liabilities were $822.4, $777.7 and $637.0 at December 31, 1995, 1994 and 1993, respectively.

Certain reclassifications of prior years' data have been made to improve comparability.

                         Crown Cork & Seal Company, Inc.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     1 OF 2

(In millions)                              For the year Ended December 31, 1995

COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E

                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period

Reserves deducted from assets
to which they apply:

Allowance for losses
on accounts receivable                 $10.6                  $4.9                           $5.5             $10.0
                                       =====                  ====                           ====             =====

(In millions)                              For the year Ended December 31, 1994

COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E

                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period
Reserves deducted from assets
to which they apply:

Allowance for losses
on accounts receivable                  $6.2                  $4.6                            $.2             $10.6
                                        ====                  ====                            ===             =====


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

                         Crown Cork & Seal Company, Inc.


          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     2 OF 2

(In millions)                              For the year Ended December 31, 1995

COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E

                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period
Reserves deducted from assets
to which they apply:

Accumulated Amortization
of Intangibles including
goodwill                              $100.8                 $32.0                                           $132.8
                                      ======                 =====                        ======             ======


(In millions)                              For the year Ended December 31, 1994

COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E

                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period
Reserves deducted from assets
to which they apply:

Accumulated Amortization
of Intangibles including
goodwill                               $68.5                 $32.3                                           $100.8
                                      ======                 =====                        ======             ======


(In millions)                              For the year Ended December 31, 1993

COLUMN A                            COLUMN B              COLUMN C                      COLUMN D          COLUMN  E

                                    Balance at            Additions Charged                               Balance at
                                    Beginning             to Costs and                  Deductions -      End of
                                    of Period             Expenses                      Write - Offs      Period
Reserves deducted from assets
to which they apply:

Accumulated Amortization
of Intangibles including
goodwill                               $37.8                 $30.4                          ($.3)             $68.5
                                      ======                 =====                        ======             ======

                         Crown Cork & Seal Company, Inc.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is set forth on pages 4, 5 and 6 of the Company's Proxy Statement dated March 22, 1996, in the section entitled "Election of Directors" and on page 15 in the section entitled "Section 16 Requirements" and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.


       Name                                    Age                   Present Title
William J. Avery                               55                 Chairman of the Board of Directors
                                                                  and Chief Executive Officer

Michael J. McKenna                             61                 President,
                                                                  Chief Operating Officer

John W. Conway                                 50                 Executive Vice President,
                                                                  President Americas Division

Ian B. Carmichael                              59                 Executive Vice President,
                                                                  Corporate Technologies

Mark W. Hartman                                58                 Executive Vice President,
                                                                  Office of the Chairman

Tommy H. Karlsson                              49                 Executive Vice President,
                                                                  President European Division

Richard L. Krzyzanowski                        63                 Executive Vice President,
                                                                  Secretary and General Counsel

Hans J. Loliger                                52                 Executive Vice President,
                                                                  President Plastics Division

Alan W. Rutherford                             52                 Executive Vice President,
                                                                  Chief Financial Officer

Ronald R. Thoma                                61                 Executive Vice President,
                                                                  Procurement and Traffic

William H. Voss                                50                 Executive Vice President,
                                                                  President Asia-Pacific Division

Craig R. L. Calle                              36                 Senior Vice President,
                                                                  Finance and Treasurer

Timothy J. Donahue                             33                 Vice President and Controller

E. C. Norris Roberts                           52                 Vice President, Corporate Administration

Richard Donohue                                61                 Manufacturing Controller

                         Crown Cork & Seal Company, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth on pages 8 through 13 of the Company's Proxy Statement dated March 22, 1996, in the section entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth on pages 2 through 6 of the Company's Proxy Statement dated March 22, 1996, in the sections entitled "Proxy Statement Meeting, April 25, 1996" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth on pages 4, 5 and 6 of the Company's Proxy Statement dated March 22, 1996, in the section entitled "Election of Directors" and is incorporated herein by reference

                         Crown Cork & Seal Company, Inc.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


a)   The following documents are filed as part of this report:

     (1)  All Financial Statements:

          Crown Cork & Seal Company, Inc. and Subsidiaries (see Part II pages 26 through 49 of this Report).

     (2)  Financial Statement Schedules:

          Schedule Number

          II.- Valuation and Qualifying Accounts and Reserves (see pages 50 and 51 of this Report).

          All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

     (3)  Exhibits

          2.a Exchange Offer Agreement, dated as of May 22, 1995, as amended, between Crown Cork & Seal Company, Inc. (the "Company") and Compagnie Generale d'Industrie et de Participations (CGIP) (incorporated by reference to Annex A of the Company's Proxy Statement/Prospectus dated November 14, 1995 forming a part of the Company's Amendment No.1 to its Registration Statement on
               Form S-4 (No.  33-64167)  filed with the  Securities and Exchange
               Commission on November 14, 1995 and to Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 28, 1995 (File No. 1-2227)).

          2.b Shareholders Agreement dated February 22, 1996, between Crown Cork & Seal Company, Inc. and Compagnie Generale d'Industrie et de Participation (CGIP) (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated February 22, 1996 (File No. 1-2227)).

          3.a Amended and Restated Articles of Incorporation of Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 8-A dated February 20, 1996 (File No. 1-2227)).

          3.b By-laws of Crown Cork & Seal Company, Inc., as amended, (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form 8-A dated February 20, 1996 (File No. 1-2227)).

          3.c Resolution fixing the terms of the Registrant's 4.5% Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 8-A, dated February 20, 1996 (File No. 1-2227)).

          4.a  Specimen certificate of Registrant's Common Stock

          4.b Specimen certificate of Registrant's 4.5% Convertible Preferred Stock (incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form 8-A dated February 20, 1996 (File No. 1- 2227)).

          4.c Form of the Company's 5-7/8% Notes Due 1998 (incorporated by reference to Exhibit 22 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

                         Crown Cork & Seal Company, Inc.

          4.d Form of the Company's 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 23 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

          4.e Form of the Company's 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

          4.f Officers' Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

          4.g Indenture dated as of April 1, 1993 between the Company and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

          4.h Terms Agreement dated March 31, 1993 (incorporated by reference to Exhibit 27 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

          4.i Form of the Company's 7% Notes Due 1999 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

          4.j Officers' Certificate of the Company dated June 16, 1994 (incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

          4.k  Terms Agreement dated June 9, 1994  (incorporated by reference to
               Exhibit 99.3 of Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

          4.l Indenture dated as of January 15, 1995 between the Company and Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

          4.m Form of the Company's 8-3/8% Notes Due 2005 (incorporated by reference to Exhibit 99a of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

          4.n Officers' Certificate of the Company dated January 25, 1995 (incorporated by reference to Exhibit 99b of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

          4.o Terms Agreement dated January 18, 1995 (incorporated by reference to Exhibit 99c of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

          4.p  Revolving  Credit and  Competitive  Advance  Facility  Agreement,
               dated February 10, 1995 among Registrant, the Subsidiary Borrowers referenced therein, the Lenders referenced therein and Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 4.o of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

          4.q Rights Agreement, dated August 7, 1995, between Crown Cork & Seal Company, Inc. and First Chicago Trust of New York (incorporated by reference to Exhibits 1 and 2 to the Company's Registration Statement on Form 8-A, dated August 10, 1995 (File No. 1-2227)).

                         Crown Cork & Seal Company, Inc.

          4.r Revolving Credit and Term Loan Agreement, dated as of December 1, 1995, among Crown Cork & Seal Company, Inc., each of the Subsidiary Borrowers as defined therein, the financial institutions which are signatories thereto (the "Lenders"), Chemical Bank, as arranger and administrative agent for the Lenders and Credit Suisse and Societe Generale as arrangers and documentation agents (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 1, 1995 (File No. 1-2227)).

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

          10.d Crown Cork & Seal Company,  Inc. 1984 Non-Qualified  Stock Option
               Plan (incorporated by reference to Exhibit 28 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange on June 6, 1986 (Registration No. 33-06261)).

          10.e Crown  Cork  &  Seal  Company,   Inc.   Retirement   Thrift  Plan
               (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange on September 22, 1993 (File No. 33-50369)).

          10.f Crown Cork & Seal Company, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

          10.g Crown  Cork &  Seal  Company,  Inc.  1994  Stock-Based  Incentive
               Compensation Plan (incorporated by reference to Exhibit 10.g of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

          10.h Crown Cork & Seal Company,  Inc.  Deferred  Compensation Plan for
               Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

          10.i Crown  Cork  &  Seal  Company,  Inc.  Pension  Plan  for  outside
               Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

               Exhibits 10.a through 10.i, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

                         Crown Cork & Seal Company, Inc.

     11.  Statement re Computation of Per Share Earnings

     12.  Computation of ratio of earnings to fixed charges

     21.  Subsidiaries of Registrant.

     23.  Consent of Independent Accountants.

     27.  Financial Data Schedule

b)   Reports on Form 8-K

     On December 15, 1995 the Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K dated December 1, 1995 for the following event:

     The Company reported under Item 5 - Other Events that it had entered into a Revolving Credit and Term Loan Agreement among the Company, a syndicate of financial institutions, Chemical Bank as arranger and administrative agent, and Credit Suisse and Societe Generale as arrangers and documentation agents. Pursuant to the Credit Agreement, the lenders have made available to Crown, subject to the terms and conditions of the Credit Agreement, FRF
     13.7 billion (approximately $2.8 billion) in a multi-currency revolving credit facility to pay the cash portion of the consideration to be paid in connection with the Company's proposed offer to purchase all of the outstanding shares of CMB, to fund the costs and expenses of the Offer, to repurchase shares of the Company's capital stock, or following the Offer, to be used for general corporate purposes.

                         Crown Cork & Seal Company, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Crown Cork & Seal Company, Inc.
                                       -----------------------------------------
                                       Registrant


Date March 29, 1996
- -------------------

                                       By: /s/ Timothy J. Donahue
                                       -----------------------------------------
                                       Timothy J. Donahue
                                       Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                                 TITLE
/s/ William J. Avery                 3/29/96
- --------------------------------------------
William J. Avery                                  Chairman of the Board
                                                  and Chief Executive Officer
/s/ Alan W. Rutherford               3/29/96
- --------------------------------------------
Alan W. Rutherford                                Director, Executive Vice President
                                                  and Chief Financial Officer

                                          DIRECTORS

/s/ Henry E. Butwel                  3/29/96      /s/ Felix G. Rohatyn                3/29/96
- --------------------------------------------      --------------------------------------------
Henry E. Butwel                                   Felix G. Rohatyn

/s/ Charles F. Casey                 3/29/96      /s/ Ernest-Antoine Seilliere        3/29/96
- --------------------------------------------      --------------------------------------------
Charles F. Casey                                  Ernest-Antoine Seilliere

/s/ Francis X. Dalton                3/29/96      /s/ J. Douglass Scott               3/29/96
- --------------------------------------------      --------------------------------------------
Francis X. Dalton                                 J. Douglass Scott

/s/ Chester C. Hilinski              3/29/96      /s/  Robert J. Siebert              3/29/96
- --------------------------------------------      --------------------------------------------
Chester C. Hilinski                               Robert J. Siebert

/s/ Richard L. Krzyzanowski          3/29/96      /s/ Harold A. Sorgenti              3/29/96
- --------------------------------------------      --------------------------------------------
Richard L. Krzyzanowski                           Harold A. Sorgenti

/s/ Josephine C. Mandeville          3/29/96      /s/ Guy de Wouters                  3/29/96
- --------------------------------------------      --------------------------------------------
Josephine C. Mandeville                           Guy de Wouters

/s/ Michael J. McKenna               3/29/96
- --------------------------------------------
Michael J. McKenna