Form 10-Q
period 1996-03-31
CROWN CORK & SEAL CO INC
filed 1996-05-15
CIK 25890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________


                          COMMISSION FILE NUMBER 1-2227

                         CROWN CORK & SEAL COMPANY, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     23-1526444
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

9300 Ashton Road, Philadelphia, PA                             19136
(Address of principal executive offices)                    (Zip Code)

                                  215-698-5100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 128,112,108 shares of Common Stock outstanding as of April 30, 1996.

                         Crown Cork & Seal Company, Inc.

                         PART 1 - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF INCOME
                         (In millions except share data)
                                   (Unaudited)

- ------------------------------------------------------------------------------
Three months ended March 31, ..............          1996           1995
- ------------------------------------------------------------------------------

Net sales .................................      $    1,551.2   $   1,126.7

Costs, expenses & other income
Cost of products sold, excluding
depreciation and amortization .............           1,276.3         932.0
Depreciation and amortization .............              94.6          64.2
Selling and administrative expense ........              69.6          35.8
Interest expense ..........................              62.1          35.5
Interest income ...........................     (        12.7)  (       2.8)
Translation and exchange adjustments ......               2.3           1.6
                                                 ------------    ----------
                                                      1,492.2       1,066.3
                                                 ------------    ----------

Income before income taxes ................              59.0          60.4

Provision for income taxes ................              18.9          19.7
Minority interest, net of equity earnings .     (         8.8)  (       4.2)
                                                 ------------    ----------

Net income ................................              31.3          36.5

Preferred stock dividends .................               2.2
                                                  -----------     ----------

Net income available to common shareholders      $       29.1     $    36.5

Earnings per average common share .........      $        .28     $     .41
                                                  ===========     =========

Dividends per common share ................      $        .25
                                                 ============     ==========

Average common shares outstanding .........       105,120,482     89,640,314
- ----------------------------------------------------------------------------


The financial statements for 1996 include the operations of CarnaudMetalbox from the acquisition date of February 22, 1996.

The accompanying notes are an integral part of these financial statements.

                          Crown Cork & Seal Company, Inc

                     CONSOLIDATED BALANCE SHEETS (Condensed)
                         (In millions except book value)
                                   (Unaudited)

===============================================================================
                                                    March 31,   December 31,
                                                      1996         1995
===============================================================================


Assets
Current assets
Cash and cash equivalents ..................       $   139.4    $   68.1
Receivables ..................................       1,794.0       744.3
Inventories ..................................       1,613.9       811.9
Prepaid expenses and other current assets ....         238.0        84.6
                                                   ---------     -------
Total current assets .........................       3,785.3     1,708.9
                                                   ---------     -------
Long-term notes and receivables ..............          81.1        63.5
Investments ..................................          91.6        57.5
Goodwill, net of amortization ................       4,286.7     1,095.7
Property, plant and equipment ................       3,923.9     2,005.9
Other non-current assets .....................         536.6       120.2
                                                   ---------    --------
Total ........................................     $12,705.2    $5,051.7
                                                   =========    ========
Liabilities and shareholders' equity
Current liabilities
Short-term debt ................................   $ 1,094.7    $  537.9
Current portion of long-term debt ..............        24.1        70.2
Accounts payable and accrued liabilities .......     1,985.5       668.2
United States and foreign income taxes .......          15.9         2.7
                                                   ---------     -------
Total current liabilities ......................     3,020.2     1,279.0
                                                   ---------     -------

Long-term debt, excluding current maturities ...     4,174.8     1,490.1
Postretirement and pension liabilities .........       727.2       590.6
Other non-current liabilities ..................       763.6       112.2
Minority interests .............................       352.3       118.6
Shareholders' equity ...........................     3,567.1     1,461.2
                                                   ---------    --------
Total ..........................................   $12,705.2    $5,051.7
                                                   =========    ========
Book value per common share ....................   $   23.78    $  16.12

- -------------------------------------------------------------------------------



The  financial   statements   for  1996  include  the   financial   position  of
CarnaudMetalbox.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                  (In millions)
                                   (Unaudited)
===============================================================================
Three months ended March 31 ...............                 1996      1995
===============================================================================

Cash flows from operating activities
Net income ...........................................    $   31.3    $  36.5
Depreciation and amortization ........................        94.6       64.2
Equity in earnings of joint ventures,
     net of dividends received                                 2.8         .7
Minority interest in earnings of subsidiaries ........         4.5        3.8
Change in assets and liabilities, other than debt         (   71.6)    (258.3)
                                                           -------     -----
Net cash provided by (used in) operating activities .         61.6     (153.1)
                                                           -------     -----
Cash flows from investing activities
Capital expenditures .................................    (  135.0)    ( 94.4)
Acquisition of business, net of cash acquired ........    (1,566.7)
Proceeds from sale of property, plant and equipment ..        12.8        1.1
Other, net ...........................................    (     .4)    (  1.7)

Net cash used in investing activities ................    (1,689.3)    ( 95.0)
                                                            -------      -----
Cash flows from financing activities
Proceeds from long-term debt ........................      1,809.8      303.8
Payments of long-term debt ..........................    (    80.4)    (186.3)
Net change in short-term debt .......................    (     7.8)     117.7
Dividends paid ......................................    (    32.0)
Common stock issued under various employee benefits plan       3.0        9.7
Minority contributions, net of dividends paid ..........      14.0     (   .1)
                                                          --------     ------
Net cash provided by financing activities .............    1,706.6      244.8

Effect of exchange rate changes on
   cash and cash equivalents ....                        (     7.6)       4.3
                                                          ---------    ------

Net change in cash and cash equivalents ..............        71.3        1.0
Cash and cash equivalents at beginning of period .....        68.1       43.5
                                                          --------    -------
Cash and cash equivalents at end of period .............. $  139.4    $  44.5
                                                          ========    =======

==============================================================================
                                                              1996
                                                             ------
Schedule of non-cash investing activities:
Acquisition of business
Fair value of assets acquired ........................     $7,329.3
Liabilities assumed ..................................    ( 3,415.7)
Issuance of common stock .............................    ( 1,562.4)
Issuance of 4.5% convertible preferred stock .........    (   520.7)
                                                           --------
Cash paid ............................................     $1,830.5
                                                           ========
==============================================================================


Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.



                         Crown Cork & Seal Company, Inc


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (In millions)
                                   (Unaudited)
                                                                        Minimum    Cumulative
                                Preferred  Common   Paid-In   Retained  Pension    Translation  Treasury
                                 Stock     Stock    Capital   Earnings  Liability  Adjustments  Stock     Total
                                ------    --------  --------  --------  ---------- ----------- --------   ------

Balance at December 31, 1995              $592.5   $  182.7   $1,049.0  ($32.1)   ($191.7)    ($139.2)  $1,461.2

Net income                                                        31.3                                      31.3
Common stock issued in
  business combination                     186.5    1,375.9                                              1,562.4
4.5% convertible preferred
 stock issued in business
    combination ........        $520.7                                                                     520.7
Cash dividends paid -
    Common stock .......                                      (   32.0)                                 (   32.0)
Cash dividends accrued -
 4.5% Convertible
      Preferred stock                                         (    2.2)                                 (    2.2)
Common stock issued under
 employee benefits plans .                              2.2                                        .8        3.0
Translation adjustments ..                                                           22.7                   22.7
                               --------   -------   -------   --------  -------   --------     -------- --------
Balance at March 31, 1996 .     $520.7    $779.0   $1,560.8   $1,046.1  ($32.1)   ($169.0)    ($138.4)  $3,567.1
                               =======    =======   =======   ========  =======   ========     ======== ========

                                                                        Minimum   Cumulative
                                          Common   Paid-In    Retained  Pension   Translation  Treasury
                                          Stock    Capital    Earnings  Liability Adjustments   Stock     Total
                                          -------- --------   -------- ---------- ------------ --------  --------

Balance at December 31, 1994 .            $592.5     $168.4   $  974.1  ($48.1)   ($175.9)    ($145.8)  $1,365.2

Net income .......                                                36.5                                      36.5
Common stock issued
  under employee benefits plans                         6.1                                       3.6        9.7
Translation adjustments .                                                         (   5.5)              (    5.5)
                                         -------     ------   --------  --------   -------    --------  --------
Balance at March 31, 1995 ....            $592.5     $174.5   $1,010.6  ($48.1)   ($181.4)    ($142.2)  $1,405.9
                                         =======     ======   ========  ========   =======    ========  ========


The accompanying notes are an integral part of these financial statements.

                           Crown Cork & Seal Company, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (Unaudited)

A.     Statement of Information Furnished

The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of March 31, 1996 and the results of operations and cash flows for the periods ended March 31, 1996 and 1995, respectively. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the statements and notes thereto incorporated by reference in the Company's 1995 Form 10-K Annual Report as well as statements and notes related to CarnaudMetalbox (CMB) for 1995 filed with the Company's Current Report on Form 8-K dated February 22, 1996, as amended.

B.     Summary of Significant Accounting Policies

       Financial Instruments

In managing its interest rate and currency exposures the Company employs (i) interest rate swap and cap agreements (ii) currency forwards and options and
(iii) a netting program which offsets equivalent foreign currency assets and liabilities. The Company has established a control environment which includes policies and procedures for risk assessment and the approval for reporting and monitoring of financial instrument activities. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials occur. Realized and unrealized gains and losses arising from currency forwards, including swaps, and options are recognized in income as offsets to gains and losses resulting from the underlying hedged transactions. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction.

C.     Acquisitions

Effective February 22, 1996 the Company acquired CMB, a leading multinational manufacturer of metal and plastic packaging materials and equipment with headquarters in Paris, France, for approximately $4,000. The acquisition was accounted for as a purchase transaction and the results of operations from February 22, 1996 are included in the Company's financial statements as presented herein. The preliminary purchase price allocation to the fair value of assets acquired and liabilities assumed resulted in the recording of intangible assets, principally goodwill, of approximately $3,200. Intangible assets are amortized on a straight-line basis over periods not exceeding 40 years.

                          Crown Cork & Seal Company, Inc.

D.       Restructuring

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



                      Balance at             Provisions             Balance at
                      December 31,   1996     for CMB    Reclassi-   March 31,
                         1995      Activity  Acquisition  fications    1996

Employee costs         $11.5       ($1.2)    $174.0                  $184.3
Writedown of assets                           125.0       ($125.0)
Lease termination and
other exit costs        13.7       ( 2.9)      15.0                    25.8
                        ----       -----     ------       -------    ------
                        $5.2       ($4.1)    $314.0       ($125.0)   $210.1
                        =====      ======    ======       =======    ======

The Company has made a preliminary assessment of the restructuring and exit costs to be incurred relative to the acquisition of CMB. Affected by the preliminary plan of restructuring are eighteen plants to be closed and approximately thirty to be reorganized. The plan of restructuring which commenced at the end of the first quarter of 1996 is expected to be substantially completed during the first quarter of 1997. During this time the Company will determine alternative sites for manufacture and qualify the new manufacturing sites with customers. The cost of providing severance pay and benefits for the reduction of approximately 2,700 employees is estimated at $174 and is primarily a cash expense. Employees to be terminated will include most, if not all, employees at each plant to be closed or reorganized including salaried employees and employees of the respective unions represented at each plant site. The costs associated with the writedown of assets (property, equipment, inventory, etc.) is estimated at approximately $125 and has been reflected as a reduction in the fair value of the Company's assets at March 31, 1996. Lease termination costs and other exit costs, primarily repayments of government grants and subsidies, are estimated at $15 and are primarily a cash expense.

The Company, also on a preliminary basis, estimates that the plan of restructuring of CMB operations noted above, when complete, will generate annual cost savings of approximately $110 ($71 after-tax) on a full year basis. It is also estimated that capital expenditures of approximately $50 will be made to expand and upgrade other facilities so existing business and customer relationships will not be affected by the restructuring.

The Company expects that there will be other plans of restructuring finalized within the next year. These plans will only be finalized when the Company has had time to properly evaluate and assess business conditions and operating efficiencies to make such decisions.

The foregoing discussion of restructuring charges and related cost savings represents the Company's best estimate, but it necessarily makes numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters, many of which are outside the Company's control. The Company's estimate and related assumptions, which are unaudited, are not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and are subject to the considerations described in Management's Discussion and Analysis under "Forward-Looking Statements". Shareholders are cautioned not to place undue reliance on the estimate and the assumptions and should appreciate that such information may not be necessarily updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

                                    Crown Cork & Seal Company, Inc.

E.     Inventories

                                              March 31,          December 31,
                                                 1996                1995

                   Finished Goods               $ 639.9             $305.3
                   Work in Process                258.8               94.3
                   Raw Materials                  610.2              331.3
                   Supplies and Repair Parts      105.0               81.0
                                               $1,613.9             $811.9

F.     Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized ($.9 and $.9 for 1996 and 1995, respectively) were $71.2 and $18.1 during the three months ended March 31, 1996 and 1995, respectively. Cash payments for income taxes amounted to $18.0 and $4.7 during the three months ended March 31, 1996 and 1995, respectively.

                           PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

       Acquisition of CarnaudMetalbox

The acquisition of CarnaudMetalbox (CMB), a multinational manufacturer of metal and plastic packaging with significant operations in Europe, was completed on February 22, 1996. Approximately 98.7% of the outstanding shares of CMB were tendered to the Company. Management views the combination of the two multinational packagers as a unique strategic opportunity to become the world's largest packaging company. In this effort, management has reorganized the Company into new operating units as presented below under "Net Sales" and "Operating Income." The European food operation of CMB, which when coupled with the 1994 acquisition of the container division of Tri-Valley Growers, is expected to enhance the Company's position within global markets and to reduce the Company's reliance on North American beverage operations. Management believes that the Company's recent ventures into China and the Middle East will be further enhanced for future growth when combined with CMB's operations in these areas. Management believes many benefits may be derived from the CMB acquisition; including improved purchasing power, greater product and geographic diversification and product innovation.

       Restructuring

In the first quarter of 1996 the Company has made preliminary restructuring estimates related to its acquisition of CMB. The initial plan outlined at the end of the first quarter 1996 is expected to be finalized by the end of the first quarter of 1997. Further detail of the preliminary CMB restructuring is presented in Note D to the Consolidated Financial Statements presented in Item 1 of this Quarterly Report on Form 10-Q.

                              Results of Operations

Net income for the quarter ended March 31, 1996 was $31.3 or $.28 per share, a decrease of 14.2% and 31.7% when compared to the respective prior year amounts of $36.5 or $.41 per share. The primary factors contributing to the decline in net income were (i) competitive pricing pressure on beverage containers in North America, (ii) weaker than expected demand in aerosol cans, (iii) liquidation of higher-priced year-end 1995 inventories, (iv) reduced aluminum scrap prices and
(v) inefficiencies caused by continuing 202 diameter end conversions.

Results of Operations include the results of CMB from February 22, 1996 and, accordingly, results for the quarter ended March 31, 1996 are not necessarily comparable with the results of prior periods.

       Net Sales

Net sales in the quarter increased 37.7% from $1,126.7 in 1995 to $1,551.2 in 1996. Sales from domestic operations increased 3.5% and those in non-U.S. markets increased approximately 104% due primarily to the contribution from the CMB acquisition. Domestic sales accounted for 49.7% of consolidated sales in 1996 as compared to 66.1% a year earlier. Sales of beverage products as a percentage of consolidated sales have declined from 34.5% to 26.6% whereas sales of food cans and ends increased from 18.8% to 29.2% of consolidated net sales. With the acquisition of CMB, the Company reorganized its operating units into the Americas, Europe, Asia-Pacific, Plastics and Other divisions. An analysis of net sales by operating division follows:

                                    Crown Cork & Seal Company, Inc.

                              Net Sales
                            First Quarter                 Increase (Decrease)
Division:             1996             1995                $             %
                      ----             ----              -----        ------
Americas            $666.0           $649.4              $16.6          2.6
European             466.6            126.6              340.0        268.6
Plastics             250.1            260.2            (  10.1)    (    3.9)
Asia-Pacific          83.5             34.6               48.9        141.3
Other                 85.0             55.9               29.1         52.1
                  $1,551.2         $1,126.7             $424.5         37.7

Net sales for the Americas Division, which includes North, Central and South America, increased over the respective period in 1995 due primarily to the addition of CMB's Anchor Hocking operations. Unit sales volume increases in beverage cans and ends as well as food cans were offset by reduced aerosol volumes and continued severe competitive pricing pressures on beverage cans in North America.

Net sales in the European Division were substantially higher than the respective period in 1995 due to the addition of CMB. Sales in CMB's European operations include plastic as well as metal packaging. Sales in the Company's existing European operations were down 11.1% from a year earlier due to generally weaker European currencies compared to the U.S. dollar and the deconsolidation of the Company's aerosol operations in Italy and the U.K. in line with the divestiture required by the European Commission in connection with the acquisition of CMB. The decline in CMB sales from a year earlier, down 4.7%, was due to exchange rates, lower plastic volumes from the closure of one facility and the passing on to customers of lower resin costs. CMB aerosol sales were also down due to the deconsolidation of CMB's aerosol plants in France, Germany and Spain in connection with the divestiture required by the European Commission. CMB's unit sales volume for food was stronger compared to the prior year. Generally, pricing remained competitive in most product lines.

Net sales in the Plastics Division declined from the respective period in 1995 due primarily to: (1) closure of several non-PET facilities in late 1995 and (2) reduced customer pricing to reflect lower raw material costs. Units sold in the domestic market were, in fact, higher than 1995 levels.

Net sales increases in the Asia-Pacific Division are primarily due to the addition of CMB operations as well as increased unit sales volumes at the Company's existing consolidated joint ventures in Shanghai and Foshan, China. In China, beverage pricing has suffered due to excess capacity. Food can pricing and volumes provided by CMB have been strong. Management believes that these markets will continue to develop in the years ahead.

Net sales in Other include those for the Machinery and Other Subsidiaries divisions. The increase in net sales versus the prior year was due primarily to:
(i) increased machinery sales of fillers and washers from the Company's existing Baltimore and Belgian machinery plants and (ii) the addition of CMB's Simplimatic operations.

Cost of Products Sold

Cost of products sold, excluding depreciation and amortization, for the quarter ended March 31, 1996, was $1,276.3, a 36.9% increase from $932.0 for the same period in 1995. The increase is due to: (i) the addition of CMB from February 22, 1996, (ii) increased unit sales volumes in most product areas, (iii) inefficiencies caused by continuing 202 diameter end conversions in the Americas Division and (iv) sales of high-priced year-end 1995 inventories.

                            Crown Cork & Seal Company, Inc.

As a percentage of net sales, costs of products sold was 82.3% as compared to 82.7% in the same period for 1995. This improvement has resulted from increased sales as well as benefits derived from the Company's continuing cost containment programs, the effects of the 1995 restructuring program and increased focus on production planning and inventory management.

       Selling and Administrative

Selling and administrative expenses for the first quarter ended March 31, 1996 were $69.6, an increase of 94.4% over 1995. As a percentage of net sales these expenses have increased to 4.5% from 3.2% in the same period for 1995. These increases are directly attributable to the addition of CMB, whose operations are less geographically concentrated and whose management structure is more decentralized. The Company, during the integration of CMB, will seek to eliminate redundant costs as quickly as possible.

       Operating Income

The Company continues to view operating income before interest costs and other non-operating expenses as the principal measure of performance. Operating income for the first quarter ended March 31, 1996, was $110.7 or 16.9% higher than that for the same period in 1995. Operating income as a percentage of net sales was 7.1% for 1996 as compared to 8.4% in 1995. An analysis of operating income by operating division follows:

                     Operating Income
                       First Quarter                 Increase (Decrease)
Division            1996              1995            $              %
                    ----              ----         ------          -----
Americas           $25.9              $60.5        ($34.6)        ( 57.2)
European            58.5               10.1          48.4          479.2
Plastics             5.8               10.1         ( 4.3)        ( 42.6)
Asia-Pacific         5.3                4.6            .7           15.2
Other               15.2                9.4           5.8           61.7
                  $110.7              $94.7         $16.0           16.9

Operating income in the Americas Division was 3.9% of net sales in 1996 versus 9.3% in the same period of 1995. The decrease in 1996 operating margins was due primarily to: (i) reduced beverage pricing, (ii) lower aerosol volumes, (iii) inefficiencies caused by continuing 202 diameter end conversions, (iv) sales of higher-priced year-end 1995 inventories and (v) sluggish economies in Argentina and Brazil.

Operating income in the European Division was 12.5% of net sales as compared to 8.0% in 1995. The increased margins were directly attributable to the addition of CMB's operations, primarily from increased unit sales volume for food cans. Operating income from the Company's existing European operations was down due to volume declines in Belgium, the United Kingdom and Ireland as well as the depressed economic climate in Germany. CMB's operating income was up marginally over the prior year as gains in beverage operations were offset by declines in speciality packaging caused by soft market conditions as this product line has experienced severe volume erosion and pricing pressure in the past ten months.

Operating income in the Plastics Division declined from 3.9% in 1995 as a percentage of net sales to 2.3% in 1996. The decreased margins resulted from the impact of competitive pricing for beverage bottles in both the U.S. and Europe and the effect of high-priced year-end inventories being sold in the first quarter of 1996.

                          Crown Cork & Seal Company, Inc.

Operating income for the Asia-Pacific Division was 6.3% of net sales as compared to 13.3% in the respective period in 1995. The decline in margins is due primarily to the deterioration in China of pricing in beverage cans and increased aluminum costs. Contributing to pricing pressure is the excess beverage can capacity that exists in China. Operating income increased due primarily to the addition of CMB's operations in this region. CMB's operations in Thailand (food) and Singapore (beverage) realized improved sales through increased volumes and improved pricing from a year earlier.

Operating income for the Other operating units was $15.2 in 1996 versus $9.4 in 1995, an increase of 61.7%. This increase is due primarily to increased sales of fillers, washers and spare parts from the Company's existing machinery operations and the addition of CMB's Simplimatic operations to the Company's Machinery Division.

The Company's basic raw materials for the products which it produces are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to material fluctuations in the cost of these raw materials and has previously adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to recover fully any increases or fluctuations in raw material costs from its customers.

       Net Interest Expense/Income

Net interest expense was $49.4 in the first quarter, an increase of $16.7 when compared to 1995 net interest expense of $32.7 million. The increase in net interest expense is due primarily to (i) acquisition financing for CMB and
(ii)increased debt levels arising from the 1995 capital investment program and the cash requirements for the 1995 restructuring program.

       Taxes on Income

The effective tax rate was 32.0% in 1996 as compared to 32.6% in 1995. Non-U.S. operations continue to represent a greater portion of the Company's results, and as such, the effective tax rate may vary significantly from the U.S. statutory rate of 35% dependent upon the rates in income producing countries.

       Minority Interests, Net of Equity in Earnings of Affiliates

Results from equity affiliates decreased significantly in 1996 due primarily to volume declines in Korea and operating losses at the Company's plastic joint venture in Brazil, resulting from higher resin costs and the recessionary conditions existing in that country.

                 Liquidity and Capital Resources

       Cash From Operations

Net cash of $61.6 was provided by operating activities in the quarter ended March 31, 1996 as compared to cash of $153.1 used in operating activities during the same period in 1995. This improvement resulted from (i) a portion of the seasonal buildup of CMB's inventories occurring before the acquisition date and
(ii) a reduced level of working capital requirements due to decreased raw material costs.

       Investing Activities

Investing activities in 1996 used cash of $1,689.3 during the quarter ended March 31, 1996, compared with cash used of $95.0 in 1995. The acquisition of CMB, net of cash acquired, used cash of $1,566.7. For more details on this transaction see Note C in Item 1 of this Form 10-Q and above under "Acquisition of CarnaudMetalbox."

Capital expenditures for the first quarter of 1996 were $135.0, an increase of $40.6 or 43.0% from a year earlier due primarily to the acquisition of CMB.

                          Crown Cork & Seal Company, Inc.

       Financing Activities

Financing activities generated cash of $1,706.6 in the first quarter, compared with $244.8 a year earlier. The increase of $1,461.8 is directly related to borrowings to fund the acquisition of CMB.

Total debt, net of cash and cash equivalents, at March 31, 1996 was $5,154.2 and represents an increase of 153.9% above the December 31, 1995 level of $2,030.1. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 56.8% at March 31, 1996 as compared to 56.2% at December 31, 1995. Total capitalization is defined by the Company as total debt, minority interest and shareholders' equity. Total debt increased due primarily to the acquisition of CMB.

With the acquisition of CMB, the Company has substantially increased its exposure to risk from adverse fluctuations not only in exchange rates, but also in interest rates and even commodity prices. Historically, the Company has, when considered appropriate, hedged its currency and interest rate exposures. For more details on the Company's policies pertaining to use of financial instruments see Note B of the Notes to the Consolidated Financial Statements in
Item 1 of this Form 10-Q.

During the first quarter, the Company for the first time since August 1956, paid a cash dividend totaling $32.0, representing $.25 per common share to shareholders of record on March 15, 1996. On April 24, 1996, the Board of Directors of the Company declared an additional quarterly cash dividend of $.25 per common share payable May 20, 1996 to shareholders of record on May 6, 1996. Also declared at this time was a cash dividend on the Company's 4.5% Convertible Preferred Stock that was issued in connection with the CMB acquisition and which is also payable on May 20, 1996 to shareholders of record on May 6, 1996. The dividends to be paid on the preferred stock are those accrued from the issuance date.

       Forward Looking Statements

Statements included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the discussion of the restructuring plan in Note D to the Consolidated Financial Statements included in this Quarterly Report on From 10-Q and in Item 1: "Business", Item 3: "Legal Proceedings" and
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations', in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are "forward-looking statements" within the meaning of the federal securities laws. In addition, The Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company's ability to integrate CMB's operations into its existing operations and to realize synergistic benefits from the CMB acquisition (including effective raw material procurement, elimination of redundant selling, general and administrative functions, and global product offerings) and the consolidation and restructuring of the combined operations; ability to realize cost savings from its restructuring programs; changes in raw material pricing (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company's ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; inefficiencies caused by the continuing 202 diameter end conversion program; the Company's ability to generate significant free cash flow to invest in its business and to maintain appropriate debt levels; the Company's ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors' pricing for products; changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; changes in U.S. or international economic or political conditions, such as, inflation or fluctuations in interest or foreign exchange rates; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; and changes in labor relations and costs. Some of the factors noted above are discussed elsewhere in this Form 10-Q and prior the Company filings with the Securities and Exchange Commission (the "SEC"). In addition, other factors have been or may be discussed from time to time in the Company `s SEC filings.

While Crown periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in the Company's quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward-looking statement in light of future events.

                           Crown Cork & Seal Company, Inc.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 25, 1996. The matters voted upon and the results of the votes are as follows:


                                               -  -  -  -   VOTES   -  -  -  -

(1)    Election of the Board of Directors:
                                            For                     Withheld

         William J. Avery               118,187,850                  599,053
         Henry E. Butwel                118,212,948                  573,955
         Charles F. Casey               118,208,412                  578,491
         Francis X. Dalton              118,176,910                  609,993
         Guy de Wouters                 118,201,937                  584,966
         Chester C. Hilinsk             118,166,978                  619,925
         Richard J. Krzyzanowski        118,215,644                  571,259
         Josephine C. Mandeville        118,196,264                  590,639
         Michael J. McKenna             118,215,594                  571,309
         Felix Rohatyn                  118,207,246                  579,657
         Alan W. Rutherford             118,203,199                  583,704
         J. Douglass Scott              118,174,783                  612,120
         Ernest-Antoine Seilliere       118,204,397                  573,637
         Robert J. Siebert              118,168,197                  618,706
         Harold A. Sorgenti             118,213,266                  573,637




Item 5.   Other Information


       (1) The Company announced on April 29, 1996, that it had signed a definitive agreement to sell its U.S. paint and oblong can business to Brockway Standard, Inc., a subsidiary of BWAY Corporation, for approximately $43.7 million.

       (2) The Company, to simplify its structure and to integrate 100% of CMB, has initiated an offer, open from April 29 to May 14, 1996, to purchase the remaining untendered CMB shares for French Francs 225 per share. At the end of the offer period, the Company will own 100% of CMB.

                          Crown Cork & Seal Company, Inc.

Item 6.   Exhibits and Reports on Form 8-K

     a) Exhibits


                  11.      Statement re Computation of Per Share Earnings

                  27.      Financial Data Schedule


     b) Reports on Form 8-K



   1) On March 1, 1996, as amended on May 3, 1996, the Registrant filed a Current Report on Form 8-K for the following event:

                The Company reported under:

        (1) Item 2 - Acquisition or Disposition of Assets.

             a) That on February 26, 1996, the Company completed settlement of its previously announced exchange offer to acquire all of the outstanding shares of common stock, par value FF10 per share, of CarnaudMetalbox, a French societe anonyme. The offer was made pursuant to the terms of the Exchange Offer Agreement, dated May 22, 1995, as amended, between the Company and Compagnie Generale d'Industrie et de Participations ("CGIP"), a French societe anonyme and the principal shareholder of CarnaudMetalbox.

             b) That on February  22,  1996,  pursuant to the  Exchange
                Offer Agreement, the Company and CGIP entered into a Shareholders Agreement with provisions prohibiting CGIP from further acquisition of beneficial ownership of voting securities representing more than 19.95% of the outstanding Total Voting Power of the Company and entitling CGIP to designate up to three persons to be nominated for election as directors of the Company.

           (2)  Item 5 - Other Events

                That on February 22, 1996, the Company's Board of Directors declared a cash dividend of $0.25 per share on the Company's Common Stock payable on March 29, 1996. Dividends on the Crown Preferred Stock issued in conjunction with the Offer will accrue from the issuance date of February 26, 1996.

           (3)  Item 7- Financial Statements and Exhibits

              a) The audited Consolidated Financial Statements of CarnaudMetalbox for the years ended December 31, 1995, 1994, and 1993 and the independent auditors report thereon.

              b)  The unaudited pro forma Consolidated Condensed
                  Financial Statements of CarnaudMetalbox and the Registrant for the year ended December 31, 1995.

   2) On January 2, 1996, the Registrant filed a Current Report on Form 8-K for the following events:

           The Company filed certain documents as exhibits, in connection with the exchange offer for CMB.

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


                                               Crown Cork & Seal Company, Inc.
                                               Registrant


                                           By:/s/ Timothy J. Donahue
                                                  Timothy J. Donahue
                                                  Vice President and Controller
Date:    May 14, 1996