Form 10-Q/A
period 1996-03-31
CROWN CORK & SEAL CO INC
filed 1996-05-16
CIK 25890

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

                          Crown Cork & Seal Company, Inc

                     CONSOLIDATED BALANCE SHEETS (Condensed)
                         (In millions except book value)
                                   (Unaudited)

===============================================================================
                                                    March 31,   December 31,
                                                      1996         1995
===============================================================================


Assets
Current assets
Cash and cash equivalents ..................       $   139.4    $   68.1
Receivables ..................................       1,794.0       744.3
Inventories ..................................       1,613.9       811.9
Prepaid expenses and other current assets ....         238.0        84.6
                                                   ---------     -------
Total current assets .........................       3,785.3     1,708.9
                                                   ---------     -------
Long-term notes and receivables ..............          81.1        63.5
Investments ..................................          91.6        57.5
Goodwill, net of amortization ................       4,286.7     1,095.7
Property, plant and equipment ................       3,923.9     2,005.9
Other non-current assets .....................         536.6       120.2
                                                   ---------    --------
Total ........................................     $12,705.2    $5,051.7
                                                   =========    ========
Liabilities and shareholders' equity
Current liabilities
Short-term debt ................................   $ 1,094.7    $  537.9
Current portion of long-term debt ..............        24.1        70.2
Accounts payable and accrued liabilities .......     1,985.5       668.2
United States and foreign income taxes .......          15.9         2.7
                                                   ---------     -------
Total current liabilities ......................     3,120.2     1,279.0
                                                   ---------     -------

Long-term debt, excluding current maturities ...     4,174.8     1,490.1
Postretirement and pension liabilities .........       727.2       590.6
Other non-current liabilities ..................       763.6       112.2
Minority interests .............................       352.3       118.6
Shareholders' equity ...........................     3,567.1     1,461.2
                                                   ---------    --------
Total ..........................................   $12,705.2    $5,051.7
                                                   =========    ========
Book value per common share ....................   $   23.78    $  16.12

- -------------------------------------------------------------------------------



The  financial   statements   for  1996  include  the   financial   position  of
CarnaudMetalbox.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                  (In millions)
                                   (Unaudited)
===============================================================================
Three months ended March 31 ...............                 1996      1995
===============================================================================

Cash flows from operating activities
Net income ...........................................    $   31.3    $  36.5
Depreciation and amortization ........................        94.6       64.2
Equity in earnings of joint ventures,
     net of dividends received                                 2.8         .7
Minority interest in earnings of subsidiaries ........         4.5        3.8
Change in assets and liabilities, other than debt         (   71.6)    (258.3)
                                                           -------     -----
Net cash provided by (used in) operating activities .         61.6     (153.1)
                                                           -------     -----
Cash flows from investing activities
Capital expenditures .................................    (  135.0)    ( 94.4)
Acquisition of business, net of cash acquired ........    (1,566.7)
Proceeds from sale of property, plant and equipment ..        12.8        1.1
Other, net ...........................................    (     .4)    (  1.7)
                                                           -------     ------
Net cash used in investing activities ................    (1,689.3)    ( 95.0)
                                                           -------      -----
Cash flows from financing activities
Proceeds from long-term debt ........................      1,809.8      303.8
Payments of long-term debt ..........................    (    80.4)    (186.3)
Net change in short-term debt .......................    (     7.8)     117.7
Dividends paid ......................................    (    32.0)
Common stock issued under various employee benefits plan       3.0        9.7
Minority contributions, net of dividends paid ..........      14.0     (   .1)
                                                          --------     ------
Net cash provided by financing activities .............    1,706.6      244.8

Effect of exchange rate changes on
   cash and cash equivalents ....                        (     7.6)       4.3
                                                          ---------    ------

Net change in cash and cash equivalents ..............        71.3        1.0
Cash and cash equivalents at beginning of period .....        68.1       43.5
                                                          --------    -------
Cash and cash equivalents at end of period .............. $  139.4    $  44.5
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



                      Balance at             Provisions             Balance at
                      December 31,   1996     for CMB    Reclassi-   March 31,
                         1995      Activity  Acquisition  fications    1996

Employee costs         $11.5       ($1.2)    $174.0                  $184.3
Writedown of assets                           125.0       ($125.0)
Lease termination and
other exit costs        13.7       ( 2.9)      15.0                    25.8
                        ----       -----     ------       -------    ------
                       $25.2       ($4.1)    $314.0       ($125.0)   $210.1
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

       Forward Looking Statements

Statements included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the discussion of the restructuring plan in Note D to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Item 1: "Business", Item 3: "Legal Proceedings" and
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations', in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are "forward-looking statements" within the meaning of the federal securities laws. In addition, The Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company's ability to integrate CMB's operations into its existing operations and to realize synergistic benefits from the CMB acquisition (including effective raw material procurement, elimination of redundant selling, general and administrative functions, and global product offerings) and the consolidation and restructuring of the combined operations; ability to realize cost savings from its restructuring programs; changes in raw material pricing (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company's ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; the Company's ability to generate significant free cash flow to invest in its business and to maintain appropriate debt levels; the Company's ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies, including effective implementation of the Company's continuing
202 diameter end conversion program, for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors' pricing for products; changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; changes in U.S. or international economic or political conditions, such as, inflation or fluctuations in interest or foreign exchange rates;
the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; and changes in labor relations and costs.
Some of the factors noted above are discussed  elsewhere in this Form
10-Q and prior Company filings with the Securities and Exchange  Commission
(the "SEC"). In addition, other factors have been or may be discussed from time to time in the Company `s SEC filings.

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

                          Crown Cork & Seal Company, Inc.

Item 6.   Exhibits and Reports on Form 8-K

     a) Exhibits


                  11.      Statement re Computation of Per Share Earnings

                  27.      Financial Data Schedule


     b) Reports on Form 8-K



   1) On March 1, 1996, as amended on March 18, May 3 and May 7, 1996, the Registrant filed a Current Report on Form 8-K for the following event:

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


                                               Crown Cork & Seal Company, Inc.
                                               Registrant


                                           By:/s/ Timothy J. Donahue
                                                  Timothy J. Donahue
                                                  Vice President and Controller
Date:    May 16, 1996