Form 10-Q
period 1996-06-30
CROWN CORK & SEAL CO INC
filed 1996-08-14
CIK 25890

- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[   X   ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[       ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

              FOR THE TRANSITION PERIOD FROM              TO

                          COMMISSION FILE NUMBER 1-2227

                         CROWN CORK & SEAL COMPANY, INC.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                             23-1526444
  (State or other jurisdiction of             (I. R. S. Employer
   incorporation or organization)                  Identification No.)

     9300 Ashton Road, Philadelphia, PA                 19136
   (Address of principal executive offices)           (Zip Code)

                                  215-698-5100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There are 128,156,113 shares of Common Stock outstanding as of July 31, 1996.






- --------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


                         PART 1 - FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                         (In millions except share data)
                                   (Unaudited)


Three months ended June 30,                       1996               1995
- --------------------------------------------------------------------------------

Net sales                                      $ 2,353.7           $ 1,385.8
                                               ---------           ---------

Costs, expenses & other income
   Cost of products sold, excluding
     depreciation and amortization               1,894.0             1,153.8
   Depreciation and amortization                   135.2                65.0
   Selling and administrative expense              106.2                36.0
   Provision for restructuring                      29.6                20.2
   Interest expense                                110.8                38.0
   Interest income                            (     22.2)          (     2.7)
   Translation and exchange adjustments       (     41.0)          (     1.1)
                                               ---------            --------
                                                 2,212.6             1,309.2
                                               ---------            --------

Income before income taxes                         141.1                76.6

Provision for income taxes                          34.7                21.6
Minority interest, net of equity earnings     (      2.3)          (     2.8)
                                               ---------            --------

Net income                                         104.1                52.2

Preferred stock dividends                            5.8                  -
                                               ---------            --------

Net income available to common shareholders    $    98.3           $    52.2
                                               =========           =========

Earnings per average common share              $     .77           $     .58
                                               =========           =========

Dividends per common share                     $     .25           $    -
                                               =========           =========

Average common shares outstanding            128,125,736          90,197,100
- --------------------------------------------------------------------------------


The financial statements for 1996 include the operations of CarnaudMetalbox from the acquisition date of February 22, 1996.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.


                        CONSOLIDATED STATEMENTS OF INCOME
                         (In millions except share data)
                                   (Unaudited)


Six months ended June 30,                          1996                1995
- --------------------------------------------------------------------------------

Net sales                                       $  3,904.9         $  2,512.5
                                                ----------         ----------

Costs, expenses & other income
   Cost of products sold,
     excluding depreciation and amortization       3,170.3            2,085.8
   Depreciation and amortization                     229.8              129.2
   Selling and administrative expense                175.8               71.8
   Provision for restructuring                        29.6               20.2
   Interest expense                                  172.9               73.5
   Interest income                              (     34.9)       (       5.5)
   Translation and exchange adjustments         (     38.7)                .5
                                                 ---------         ----------
                                                   3,704.8            2,375.5
                                                 ---------         ----------

Income before income taxes                           200.1              137.0

Provision for income taxes                            53.6               41.3
Minority interest, net of equity earnings       (     11.1)       (       7.0)
                                                 ---------         ----------

Net income                                           135.4               88.7

Preferred stock dividends                              8.0                -
                                                 ---------         ----------

Net income available to common shareholders       $  127.4          $    88.7
                                                  ========          =========

Earnings per average common share                 $   1.09          $     .99
                                                  ========          =========

Dividends per common share                        $    .50          $    -
                                                  ========          =========

Average common shares outstanding              116,623,109         89,920,245
- --------------------------------------------------------------------------------

The financial statements for 1996 include the operations of CarnaudMetalbox from the acquisition date of February 22, 1996.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.



                     CONSOLIDATED BALANCE SHEETS (Condensed)
                         (In millions except book value)
                                   (Unaudited)

                                                June 30,           December 31,
                                                  1996                 1995
- --------------------------------------------------------------------------------
Assets
  Current assets
  Cash and cash equivalents                  $     194.5            $     68.1
  Receivables                                    1,751.3                 744.3
  Inventories                                    1,507.3                 811.9
  Prepaid expenses and other current assets        178.4                  84.6
                                              ----------             ---------
          Total current assets                   3,631.5               1,708.9
                                              ----------             ---------

   Long-term notes and receivables                  99.6                  63.5
   Investments                                      89.4                  57.5
   Goodwill, net of amortization                 4,671.4               1,095.7
   Property, plant and equipment                 3,861.6               2,005.9
   Other non-current assets                        494.6                 120.2
                                              ----------             ---------
          Total                                $12,848.1              $5,051.7
                                              ==========             =========


Liabilities and shareholders' equity
Current liabilities
   Short-term debt                            $  1,260.8             $   537.9
   Current portion of long-term debt                50.9                  70.2
   Accounts payable and accrued liabilities      1,956.5                 668.2
   United States and foreign income taxes           43.8                   2.7
                                              ----------             ---------
          Total current liabilities              3,312.0               1,279.0
                                              ----------             ---------

   Long-term debt,
    excluding current maturities                 4,088.9               1,490.1
   Postretirement and pension liabilities          718.8                 590.6
   Other non-current liabilities                   749.3                 112.2
   Minority interests                              361.9                 118.6
   Shareholders' equity                          3,617.2               1,461.2
                                               ---------             ---------
          Total                                $12,848.1              $5,051.7
                                               =========             =========

Book value per common share                      $24.16                $16.12
- --------------------------------------------------------------------------------


The  financial   statements   for  1996  include  the   financial   position  of
CarnaudMetalbox.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.



                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                  (In millions)
                                   (Unaudited)

Six months ended June 30,                            1996                 1995
- --------------------------------------------------------------------------------

Cash flows from operating activities
        Net income                               $  135.4               $ 88.7
        Depreciation and amortization               229.8                129.2
        Provision for restructuring                  21.9                 12.8
        Foreign currency gain                    (   42.1)
        Equity in earnings of joint ventures,
          net of dividends                            5.7               (  2.7)
        Minority interest in
         earnings of subsidiaries                     6.0                  9.9
        Change in assets and liabilities,
         other than debt                         (  362.2)              (436.2)
                                                  -------                -----
           Net cash used in operating activities (    5.5)              (198.3)
                                                  -------                -----
Cash flows from investing activities
        Capital expenditures                     (  286.2)              (206.5)
        Acquisition of businesses,
         net of cash acquired                    (1,524.6)
       Proceeds from sale of property,
         plant and equipment                         17.7                 12.8
        Proceeds from sale of businesses             52.7
        Other, net                               (    1.0)              (  6.9)
                                                  -------                -----
           Net cash used in investing activities (1,741.4)              (200.6)
                                                  -------                -----
Cash flows from financing activities
        Proceeds from long-term debt              1,880.9                310.5
        Payments of long-term debt               (   51.1)              (203.7)
        Net change in short-term debt                93.2                283.7
        Dividends paid                           (   69.6)
        Common stock:
         Repurchased for treasury                    -                  (   .3)
          Issued under various
           employee benefit plans                     3.2                 14.5
        Minority contributions,
        net of dividends paid                        12.1                  9.7
                                                  -------                -----
           Net cash provided by
             financing activities                 1,868.7                414.4
                                                  -------                -----

Effect of exchange rate changes
   on cash and cash equivalents                       4.6                  9.9
                                                  -------                ------
Net change in cash and cash equivalents             126.4                 25.4
Cash and cash equivalents at beginning of period     68.1                 43.5
                                                  -------                ------
Cash and cash equivalents at end of period        $ 194.5               $ 68.9
                                                  =======               ======

- --------------------------------------------------------------------------------
Schedule of non-cash investing activities:         1996
        Acquisition of business
               Fair value of assets acquired    $7,850.4
               Liabilities assumed             ( 3,871.1)
               Issuance of common stock        ( 1,562.4)
               Issuance of 4.5%
                convertible preferred          (   520.7)
                                                --------

                      Cash paid                 $1,896.2
                                                ========
- --------------------------------------------------------------------------------

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                                          Crown Cork & Seal Company, Inc.

                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             (In millions) (Unaudited)



                                                                                         Minimum    Cumulative
                                             Preferred    Common    Paid-In   Retained   Pension    Translation  Treasury
                                               Stock       Stock    Capital   Earnings  Liability   Adjustments   Stock    Total

Balance at December 31, 1995                              $592.5    $182.7    $1,049.0   ($32.1)     ($191.7)    ($139.2) $1,461.2
Net Income                                                                       135.4                                       135.4
Common Stock issued in business combination                186.5   1,375.9                                                 1,562.4
4.5% convertible preferred stock issued in
   business combination                      $520.7                                                                          520.7
Cash dividends paid - Common stock                                            (   64.1)                                   (   64.1)
Preferred stock dividends                                                     (    8.0)                                   (    8.0)
Common stock issued under
    employee benefit plans                                             2.2                                           1.0       3.2
Translation adjustments                                                                                  6.4                   6.4
                                              ------      ------  --------     --------   -----       ------      ------  --------
Balance at June 30, 1996                      $520.7      $779.0  $1,560.8     $1,112.3  ($32.1)     ($185.3)    ($138.2) $3,617.2
                                              ======      ======  ========     ========  =======      ======      ======  ========

                                                                                         Minimum    Cumulative
                                                         Common   Paid-In    Retained    Pension    Translation  Treasury
                                                          Stock   Capital    Earnings   Liability   Adjustments    Stock     Total

Balance at December 31, 1994                              $592.5  $168.4      $ 974.1    ($48.1)     ($175.9)    ($145.8)  $1,365.2
Net income                                                                       88.7                                          88.7
Treasury stock purchased                                          (   .3)                                                  (     .3)
Common stock issued under employee benefit plans                     9.6                                             4.9       14.5
Translation adjustments                                                                                  2.2                    2.2
                                                          ------   ------      -------    -----       ------      -------  --------
Balance at June 30, 1995                                  $592.5  $177.7      $1,062.8   ($48.1)     ($173.7)    ($140.9)  $1,470.3
                                                          ======  ======      ========    =====       ======      ======   ========



The accompanying notes are an integral part of these financial statements.

A.       Statement of Information Furnished

          The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with instructions to Rule 10-01 of Regulation S-X. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of June 30, 1996 and the results of operations and cash flows for the periods ended June 30, 1996 and 1995, respectively. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently and are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

          Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the statements and notes thereto incorporated by reference to the Company's 1995 Form 10-K Annual Report as well as the statements and notes related to CarnaudMetalbox (CMB) for 1995 filed with the Company's Current Report on Form 8-K dated February 22, 1996, as amended, and the Company's first quarter 1996 Quarterly Report on Form 10-Q, as amended.

B.       Summary of Significant Accounting Policies

         Financial Instruments

         In managing its interest rate and currency exposures, the Company employs (i) interest rate swap and cap agreements, (ii) currency forwards and options and (iii) a netting program which offsets equivalent foreign currency assets and liabilities. The Company has established a control environment which includes policies and procedures for risk assessment and the approval for reporting and monitoring of financial instrument activities. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials occur. Realized and unrealized gains and losses arising from currency forwards, including swaps, and options are recognized in income as offsets to gains and losses resulting from the underlying hedged transactions. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction.

C.       Acquisitions

         Effective February 22, 1996, the Company acquired CMB, a leading multinational manufacturer of metal and plastic packaging materials and equipment with headquarters in Paris, France, for approximately $4,000. The acquisition was accounted for as a purchase transaction and the results of operations from February 22, 1996 are included in the Company's financial statements as presented herein. The preliminary purchase price allocation to the fair value of assets acquired and liabilities assumed resulted in the recording of intangible assets, principally goodwill, of approximately $3,600. Intangible assets are amortized on a straight-line basis over periods not exceeding 40 years.

                         Crown Cork & Seal Company, Inc.



D.       Restructuring

         During the second quarter of 1996, the Company provided $29.6 ($21.9 after taxes or $.17 per share) for the costs associated with the closure of a South American operation and costs associated with restructuring existing businesses in Europe. The Company anticipates that the restructuring actions referred to above, when complete, will generate approximately $6.0 in after-tax cost savings on an annualized basis. The Company records restructuring charges against operations and provides a reserve based on the best information available at the time that the decision is made to restructure. The balance of these reserves (excluding the writedown of assets which are reflected as a reduction of the related asset account), is included within accounts payable and accrued liabilities and other non-current liabilities.

         The Company has made a preliminary assessment of the restructuring and exit costs to be incurred relative to the acquisition of CMB. Affected by the preliminary plan of restructuring are twenty-one plants to be closed and approximately thirty to be reorganized. The plan of restructuring which commenced at the end of the first quarter of 1996 is expected to be substantially completed during the first quarter of 1997. During this time, the Company will determine alternative sites for manufacture and qualify the new manufacturing sites with customers. The cost of providing severance pay and benefits for the reduction of approximately 3,200 employees is currently estimated at $202 and is primarily a cash expense. Employees to be terminated will include most, if not all, employees at each plant to be closed and selected employees at those plants to be reorganized including salaried employees and employees of the respective unions represented at each plant site. The costs associated with the writedown of assets (property, equipment, inventory, etc.) is currently estimated at approximately $139 and has been reflected as a reduction in the fair value of the Company's assets. Lease termination costs and other exit costs, primarily repayments of government grants and subsidiaries, currently estimated at approximately $29 and are primarily cash expenses.

         The Company, on a preliminary basis, estimates that the plan of restructuring of CMB operations noted above, when complete, will generate annual cost savings of approximately $116 ($77 after-tax) on a full year basis. It is also estimated that capital expenditures of approximately $50 will be made to expand and upgrade other facilities so existing business and customer relationships will not be affected by the restructuring.

         The Company expects that there will be other restructurings effected within the next year. These plans will only be finalized when the Company has had time to properly evaluate and assess business conditions and operating efficiencies to make such decisions. As the Company continues to restructure the newly combined Company, costs that do not qualify for purchase accounting will be charged against operations as incurred.

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

                         Crown Cork & Seal Company, Inc.



The components of restructuring are as follows:

                                     Provisions
                        Balance at   for        Provisions            Transfer  Balance at
                        December 31, existing   for CMB      1996     against   June 30,
                        1995         Businesses Acquisition  Activity assets    1996

Employee costs          $11.5         $16.3      $202.2     ($21.3)             $208.7
Writedown of assets                     7.4       139.4               ($146.8)
Lease termination
 and other exit costs    13.7           5.9        29.2     ( 26.0)               22.8
                        -----          ----       -----     -------    ------    -------
                        $25.2         $29.6      $370.8     ($47.3)   ($146.8)  $231.5
                        =====         =====      ======      ======    =======  ======

         The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters many of which are outside the Company's control. The Company's estimate and related assumptions, which are unaudited, are not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and are subject to the considerations described in Management's Discussion and Analysis under "Forward-Looking Statements". Shareholders are cautioned not to place undue reliance on the estimate and the assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

E.       Inventories


                                     June 30,            December 31,
                                       1996                  1995
Finished Goods                        $598.3                $305.3
Work in Process                        279.5                  94.3
Raw Materials                          503.5                 331.3
Supplies and Repair Parts              126.0                  81.0
                                     -------                ------
                                    $1,507.3                $811.9
                                    ========                ======

F.       Supplemental Cash Flow Information

         Cash payments for interest, net of amounts capitalized ($4.5 and $3.0 for 1996 and 1995, respectively) were $136.8 and $59.9 during the six months ended June 30, 1996 and 1995, respectively. Cash payments for income taxes amounted to $27.3 and $14.1 during the six months ended June 30, 1996 and 1995, respectively. The 1995 tax payments are net of a second quarter refund of $15.0.

                         Crown Cork & Seal Company, Inc.


                         PART 1 - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Results of  Operations
           and Financial Condition

         Acquisition of CarnaudMetalbox

         The acquisition of CarnaudMetalbox (CMB), a multinational manufacturer of metal and plastic packaging with significant operations in Europe, was completed on February 22, 1996 with approximately 98.7% of the outstanding shares of CMB tendered to the Company as of that date. The Company acquired the remaining outstanding shares of CMB during the second quarter of 1996. Management views the combination of the two multinational packagers as a unique strategic opportunity to become the world's largest packaging company. In this effort, management has reorganized the Company into new operating units as presented below under "Net Sales" and "Operating Income". The European food operation of CMB, which when coupled with the 1994 acquisition of the container division of Tri-Valley Growers, is expected to enhance the Company's position within global markets and to reduce the Company's reliance on North American beverage operations. Management believes that the Company's recent ventures into China and the Middle East will be better positioned for future growth when combined with CMB's operations in these areas. Management believes many benefits may be derived from the CMB acquisition; including improved purchasing power, greater product and geographic diversification and product innovation.

         Restructuring

         In  the  first   quarter  of  1996,   the  Company   made   preliminary
         restructuring estimates related to its acquisition of CMB. These estimates were adjusted during the second quarter of 1996 as facts and circumstances dictated. The plan, initially outlined at the end of the first quarter 1996, is expected to be finalized by the end of the first quarter of 1997. Further detail of the preliminary CMB restructuring is presented in Note D to the Consolidated Financial Statements presented in Item 1 of this Quarterly Report on Form 10-Q.

         During the second quarter the Company continued restructuring actions which are needed to create a more cost effective organization. Certain costs incurred in the restructuring of the newly combined operations do not qualify for purchase accounting treatment and, as such, these costs have been recorded against earnings. The Company incurred a pre-tax restructuring charge of $29.6 in the second quarter for non-qualifying restructuring costs and also to exit existing operations. Further details of these actions are presented in Note D to the Consolidated Financial Statements presented in Item 1 of this Quarterly Report on Form 10-Q.

                              Results of Operations

         The Company reported net income of $98.3 or $.77 per share for the second quarter of 1996 compared with net income of $52.2 or $.58 per share for the same period in 1995. Second quarter 1996 net income included a foreign exchange gain of $42.1 as well as after-tax charges of $21.9 for the restructuring of existing operations. Net income in 1995 included after-tax restructuring charges of $12.8 for the closure of a food can plant and the cancellation of the recovery actions at the earthquake damaged Van Nuys plant. For the first six months of 1996, net income was $127.4 or $1.09 per share compared with net income of $88.7 or $.99 per share for the same period in 1995. Before preferred stock dividends, net income for the six months ended June 30, 1996 was $135.4.

         Consolidated results include CMB from February 22, 1996 and, accordingly, the results for the quarter and six months ended June 30,1996 are not necessarily comparable with the results of prior periods.

                         Crown Cork & Seal Company, Inc.

         Net Sales

         Net sales in the quarter were $2,353.7, an increase of $967.9 or 69.8%, over net sales of $1,385.8 for the second quarter of 1995. Net sales for the first six months of 1996 were $3,904.9, an increase of $1,392.4 or 55.4% over net sales of $2,512.5 for the same period in 1995. In the quarter, sales from domestic operations decreased 9.0%, partially offset by the addition of CMB's U.S. operations, whereas non-U.S. sales increased 327.7% due to the contribution from CMB operations, primarily within Europe. Domestic sales in the second quarter accounted for 35.2% of consolidated sales in 1996 as compared to 66.4% a year earlier. Sales of beverage products as a percentage of consolidated sales have declined in the second quarter from 40.0% to 29.4% whereas sales of food cans and ends have increased from 17.1% to 29.7% compared to the prior year second quarter. North American beverage sales represented 16.2% and 17.8%, respectively, of consolidated net sales for the quarter and six months ended June 30, 1996 as compared to 34.0% and 31.3% for the comparable periods in 1995. An analysis of net sales by operating unit follows:


                            Net sales
                 Second Quarter   Six Months Ended         Percentage Change
Divisions                                                 Second         Six
                 1996      1995     1996      1995        Quarter      Months

Americas        $953.2  $1,064.6  $1,812.4  $1,918.3      (  10.5%)    (   5.5%)
European       1,245.7     262.2   1,806.7     471.8        375.1%       282.9%
Asia-Pacific     107.8      41.7     191.3      76.3        158.5%       150.7%
Other             47.0      17.3      94.5      46.1        171.7%       105.0%
              --------  --------   -------   -------
              $2,353.7  $1,385.8  $3,904.9  $2,512.5         69.8%        55.4%
              ========  ========  ========  ========

         Net sales within the Americas division, which includes metal and plastic packaging operations in North, Central and South America, declined 10.5% in the quarter and 5.5% for the six months ended June 30, 1996 as compared to the same periods in 1995. The decline was due primarily to lower selling prices from the pass-through to customers of lower raw material costs and a seven week work stoppage at four beverage and four food can plants due to a strike by the International Association of Machinists (IAM). Competitive pressures continue to affect selling prices on most product lines. Sales and production volumes for beverage and food cans although down in the quarter due to the IAM strike remained strong year-to-date as compared to the prior year. Demand in North America for aluminum beverage cans and ends is expected to remain strong as the Company's operating facilities are sold out for the remainder of 1996. PET volumes, while in total flat year-on-year, have shown growth of 20% in the 20 ounce beverage size. Other factors impacting sales in the quarter were: (i) the addition of $32.6 of sales from CMB's Anchor Hocking operation, (ii) poor economic conditions resulting in lower volumes in Latin America and (iii) increased volumes in Canada and Mexico as these operations benefitted from the IAM strike by shipping additional volumes into the U.S.

                         Crown Cork & Seal Company, Inc.

         Net sales in the European Division, which includes Europe, Africa and the Middle East, were substantially higher in the quarter and for the six months ended June 30, 1996 as compared to the same periods in 1995 due to the addition of CMB. Sales for the Company's existing European Operations were down 18.5% and 15.2% for the quarter and year-to-date as compared to 1995 due primarily to: (i) generally weaker European currencies compared to the U.S. dollar, (ii) lower volumes and prices for plastic packaging, (iii) aggressive pricing from competition for beverage closures and (iv) the deconsolidation of the aerosol operations in Italy and the United Kingdom. The deconsolidation is in line with the divestiture required by the European Commission in connection with the CMB acquisition. Sales from CMB operations were lower than comparable periods in 1995 due to: (i) the impact on European currencies of a stronger U.S. dollar, (ii) lower volumes and selling prices for plastic packaging, (iii) soft market conditions for beverage closures and specialty packaging and (iv) the deconsolidation of CMB's aerosol operations in line with the divestiture requirement. Excluding the translation effect on sales and the impact of the aerosol divestiture, sales in aerosol and beverage cans increased while plastic and specialty packaging sales were down compared to the prior year. Food can sales were equal to the prior year as growth in Eastern Europe and the United Kingdom were offset by declines in Italy and in Germany. Generally, pricing has remained competitive in most product lines.

         Net sales in the Asia-Pacific Division have increased due to the addition of CMB operations. In China, demand remains weak due to excess capacity, resulting in very competitive price pressures. Sales outside China have been in line with the prior year as strong seasonal demand for fruit cans in Thailand and the increased contribution from new operations in Vietnam have been offset by lower sales in Singapore. The Company has agreed with its partner in Singapore, Fraser & Neave, to restructure its acquired CMB holdings, including the curtailment of operations at two facilities in China. This course of action has received the acceptance of the Singapore Securities Industry Council. The restructuring actions are expected to enhance the future market position for this division.

         Net sales for Other operating units were substantially higher in 1996, quarter and year-to-date, from a year earlier due primarily to the addition of CMB's Simplimatic Engineering operations. Simplimatic contributed $24.3 and $39.9 in the quarter and year-to-date, respectively. Within the quarter, Simplimatic sales were lower than the same period in 1995 due to pressures on selling prices and delayed customer orders.

         Cost of Products Sold

         Cost of products sold, excluding depreciation and amortization, for the quarter ended June 30, 1996 was $1,894.0, a 64.2% increase from $1,153.8 for the same period in 1995. For the six months ended June 30, 1996, these costs increased 52.0% to $3,170.3 from $2,085.8 in 1995.
         These increases are due primarily to: (i) the addition of CMB from February 22, 1996, (ii) inefficiencies caused by continuing 202 diameter conversions in the Americas Division, and (iii) the selloff of 1995 year-end inventory valued with higher-priced raw materials. These increases have been partially offset by declines in the cost of the Company's raw materials, primarily aluminum and resins.

         As a percentage of net sales, cost of products sold was 80.5% and 81.2% for the quarter and six months ended June 30, 1996, as compared to 83.3% and 83.0% for the same periods in 1995. The improvement has resulted from increased sales as well as benefits from the Company's continuing cost reduction/containment programs, such as metal downgauging, the 1995 restructuring program and the continuing integration of CMB operations. The Company has increased the focus on production planning and inventory management so as to remain flexible within the volatile markets in which it operates.

                         Crown Cork & Seal Company, Inc.

         Selling and Administrative Expense

         Selling and administrative expenses for the quarter ended June 30, 1996, were $106.2, an increase of 195.0% over 1995. As a percentage of net sales these expenses have increased to 4.5% from 2.6% in the same period for 1995. For the six months ended June 30,1996, these expenses have increased 144.8% from a year earlier and as a percentage of net sales are 4.5% as compared to 2.9% in 1995. These increases are directly attributable to the addition of CMB whose operations are less geographically concentrated and whose management structure is more decentralized. The Company, during the continuing integration of CMB, will continue its effort to eliminate redundant costs as quickly as possible.

         Operating Income

         For the quarter, consolidated operating income increased 70.3% to $188.7 from $110.8 for the comparable period in 1995. For the six months ended June 30,1996, consolidated operating income increased 45.7% to $299.4 from $205.5 for the same period a year earlier. Operating income for the second quarter and six months ended June 30, 1996, included pre-tax restructuring charges of $29.6 as compared to charges of $20.2 against the respective period 1995 earnings. An analysis of operating income, excluding restructuring, by operating unit follows:


                               Operating Income
                     Second Quarter    Six Months Ended      Percentage Change
                                                              Second      Six
                     1996       1995   1996        1995      Quarter    Months

Americas            $ 69.4    $ 91.7  $101.1      $158.7     (  24.3%) (  36.3%)
European             145.5      28.4   214.3        45.2       412.3%    374.1%
Asia-Pacific           3.1       7.0     8.5        11.6     (  55.7%) (  26.7%)
Other                   .3       3.9     5.1        10.2     (  92.3%) (  50.0%)
                    ------    ------  ------      ------
                    $218.3    $131.0  $329.0      $225.7        66.6%     45.8%
                    ======    ======  ======      ======

          As a percentage of net sales, operating income for the Americas Division was 7.3% in the second quarter and 5.6% for the six months ended June 30, 1996 as compared to 8.6% and 8.3% for the same periods in 1995. The decline in second quarter margins was due primarily to:
          (i) continued pricing pressures in both metal and plastic beverage containers, (ii) reduced aluminum scrap income resulting from the declining price of aluminum, (iii) lower production volumes due to the IAM strike at eight U.S. plants and (iv) continued sluggish economic conditions in Latin America, primarily Argentina and Brazil. These factors were partially offset by margin improvements in Canada due to improved productivity and increased sales volumes for two-piece beverage and aerosol cans and in Mexico due to improving economic conditions and a stronger peso. Demand for beverage and aerosol cans are currently at levels which should fully utilize plant capacities for the remainder of the year.

                         Crown Cork & Seal Company, Inc.

         Operating income as a percentage of net sales in the European Division was 11.7% in the quarter and 11.9% for the six months ended June 30, 1996 as compared to 10.8% and 9.6% for the comparable periods in 1995. The increased margin is directly attributable to the addition of CMB operations, primarily its food can business. Operating margins in the quarter for the Company's existing facilities in Europe continued to be lower than 1995 levels due primarily to competitive pressures resulting in reduced volumes and prices for metal and plastic packaging. CMB's margins in the quarter were below 1995 levels due to: (i) volume erosion and pricing pressure from soft market conditions for Specialty Packaging in Germany and the United Kingdom, (ii) competitive pricing and delayed harvests affecting food operations in Italy, Germany and Spain and (iii) the deconsolidation of the aerosol operations required to be divested.

         Operating income as a percentage of net sales for the Asia-Pacific Division was 2.9% in the quarter and 4.4% for the six months ended June 30, 1996 as compared to 16.8% and 15.2% for the comparable 1995 periods. The decline in margins was due primarily to the addition of CMB operations. The combined operations in China have reported significant profit erosion due to reduced pricing for beverage cans in response to excess can capacity and aggressive competition. Actions have been and are continuing to take place to restructure these operations so that they can contribute favorably to future growth. Other CMB operations in the region reported mixed results as strong seasonal demand for fruit cans in Thailand was offset by lower beverage demand in Singapore and inefficiencies caused by restructuring actions in Malaysia.

         Operating income for Other operating units has declined by 92.3% in the quarter and 50.0% for the six months ended June 30, 1996 from the same periods a year earlier. Contributing to the decline in the quarter were: (i) lower sales volumes and unfavorable product mix in the Machinery operations and (ii) reduced revenues at the Company's Nationwide Recyclers facility due to delays in the FDA approval of recycled PET resin for food packaging use.

         The Company's basic raw materials for its products are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to material fluctuations in the cost of these raw materials and has previously adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to recover fully any increases or fluctuations in raw material costs from its customers.

         Net Interest Expense/Income

         Consolidated net interest expense, net of interest income, for the second quarter and six months ended June 30, 1996, was $88.6 and $138.0, respectively, as compared to $35.3 and $68.0 for the comparable periods in 1995. The increases are directly attributable to (i) the acquisition financing for CMB and (ii) the increased debt levels arising from the 1995 capital investment program along with initial cash requirements for the Company's ongoing restructuring programs.

         Foreign Exchange

         In the quarter, the Company recorded a foreign exchange gain of $42.1 due to the impact of a stronger U.S. dollar against the Company's CMB acquisition financing, denominated in French Francs. Subsequent to June 30, 1996, this French Franc acquisition debt was refinanced into several functional currencies providing an effective hedge against future foreign currency movements. Unfavorable adjustments of $1.1 resulted from the remeasurement of the Company's operations in highly inflationary economies.

                         Crown Cork & Seal Company, Inc.

         Taxes on Income

          Year-to-date the effective tax rate was 26.8% in 1996 as compared to 30.1% in 1995. Non-U.S. operations continue to represent a greater portion of the Company's results, and as such, the effective tax rate may vary significantly from the U.S. statutory rate of 35% depending upon the rates in income producing countries.

         Minority Interests, Net of Equity in Earnings of Affiliates

         Equity earnings in unconsolidated  joint ventures have declined due to:
         (i) the impact of volume erosion in Korea, (ii) the impact of higher resin costs as well as soft market conditions at the Company's plastic joint venture in Brazil and (iii) the devaluation of the Venezuelan Bolivar by almost two hundred percent. The loss in equity earnings is partially offset by lower results in China which have reduced minority shareholders' interests.

         Industry Segment Performance

         The Company has integrated the operations of CMB into its existing operations and realigned the management of its operating divisions along geographic lines. The Company continues to operate in two principal business segments, Metals and Plastics. These segments are managed within each division as the former Plastics Division has been reorganized along geographic lines and merged into the Americas and European divisions. CMB Health and Beauty operations are included in Plastics. Net sales for Plastics represented 22.8% of the Company's consolidated net sales as compared to 25.1% in 1995. Sales for Plastics were $891.4 in 1996, an increase of 41.2% compared to 1995 sales of $631.2. Sales for Metals were $3,013.5 in 1996, an increase of 60.2% compared to 1995 net sales of $1,881.3. The increase in both segments is directly attributable to the addition of CMB. Further discussion of operating performance within each segment is provided by division under "Net Sales" and "Operating Income" contained within this Management Discussion and Analysis.

                         Liquidity and Capital Resources

         Cash from Operations

         Net cash of $5.5 was used in operations during the six months ended June 30, 1996, as compared to $198.3 for the same period in 1995. The improved utilization of cash from operations resulted from (i) growth in net income before noncash charges for depreciation and amortization, restructuring and the exchange gain on the acquisition financing, (ii) the portion of the seasonal buildup of CMB's inventories occurring before the acquisition date and (iii) reduced working capital requirements due to lower raw material costs.

         Investing Activities

         Investment activities in 1996 used cash of $1,741.4 compared to $200.6 in 1995. The increased use was primarily for the acquisition of CMB and was partially reduced by the proceeds from the sale of businesses.

         Capital expenditures for 1996 were $286.2, an increase of $79.7 or $38.6% from a year earlier due primarily to the addition of CMB.

                         Crown Cork & Seal Company, Inc.

         Financing Activities

         Financing activities generated cash of $1,868.7 in 1996, compared with $414.4 a year earlier. The increase of $1,454.3 is directly related to the borrowings needed to fund the acquisition of CMB.

         Total debt, net of cash and cash equivalents, at June 30, 1996, was $5,206.1 and represents an increase of 156.4% above the December 31, 1995 level of $2,030.1. Total debt increased due primarily to the acquisition of CMB. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 56.7% at June 30, 1996, as compared to 56.2% at December 31, 1995. Total capitalization is defined by the Company as total debt, minority interest and shareholders' equity.

         With the acquisition of CMB, the Company has substantially increased its exposure to risk from adverse fluctuations not only in exchange rates, but also in interest rates and commodity prices. Historically, the Company has, when considered appropriate, hedged its currency and interest rate exposures and continues to assess the extent required for hedging its exposure to adverse fluctuations in commodity prices. For more details on the Company's policies pertaining to the use of financial instruments see Note B of the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

         In 1996 the Company has paid dividends totaling $69.6 representing $.25 per common share for dividends declared and paid in the first and second quarters and for dividends declared and paid during the second quarter to holders of the Company's 4.5% convertible preferred stock.

         Other Matters

         On May 31, 1996 the Company filed a Registration Statement on Form S-3 to register 10 million shares of its common stock for implementation of a Dividend Reinvestment and Stock Purchase Plan ("Plan"). The Plan will be in effect for the quarterly dividend, declared by the Board of Directors, to be paid on August 20, 1996. The Plan will be administered by First Chicago Trust Company of New York ("First Chicago"). The Plan covers all registered shareholders of the Company's Common Stock as well as those beneficial owners who have either become shareholders of record by having shares transferred into their name or by making arrangements with their broker or other nominees to participate on their behalf. Details of the Plan are contained within a Prospectus which is available upon request to First Chicago, the Plan Administrator.

         The Company has entered into a technology agreement with Groupe Sidel under which Sidel will develop machines to blow mold shaped metal cans using a process developed by the Company's Corporate Technology group.

                         Crown Cork & Seal Company, Inc.

         Forward Looking Statements

         Statements included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the discussion of the restructuring plan in Note D to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Item 1:
         "Business",  Item 3:  "Legal  Proceedings"  and  Item 7:  "Management's
         Discussion and Analysis of Financial Condition and Results of Operations", in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

         These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

         While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial
         Condition and certain other sections contained in the Company's quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward-looking statement in light of future events.

         Details of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations have been set forth under the caption "Forward Looking Statements" contained within Item 2: "Management's Discussion and Analysis" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and are incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and prior Company filings with the Securities and Exchange Commission ("SEC"). In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

                         Crown Cork & Seal Company, Inc.


Item 4.  Submission of Matters to a Vote of Security Holders


         The Company's Annual Meeting of Shareholders was held on April 25,1996. The matters voted upon and the results thereof are set forth in Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and such Item 4 is incorporated herein by reference.






Item 5.  Other Information

         1) On July 26, 1996, the Company announced that Jean-Pierre Rosso, Chairman, President and CEO of Case Corporation, was elected to its Board of Directors.


         2) On July 26,1996, CMB Asia, publicly traded on the Singapore Stock Exchange, announced that it had incurred a charge of approximately $70.0 to restructure certain operations. These charges will be included as part of the CMB purchase accounting adjustments.


         3) On July 29,1996, the Company's Board of Directors declared cash dividends of $0.25 per share on the Company's common stock and $0.4712 per share on the Company's 4.5% convertible preferred stock. Both dividends are payable on August 20, 1996 to shareholders of record on August 5, 1996.


         4) On August 1, 1996, the Company announced that it had signed a definitive agreement to sell a portion of its European aerosol can operations to US Can Corporation for approximately $59 million (expressed on a debt free basis). The sale will satisfy the divestiture decree of the Commission of the European Communities (EC) which was a condition under which approval was granted for the acquisition of Paris - based CarnaudMetalbox earlier this year.

                         Crown Cork & Seal Company, Inc.


Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits


                11.  Statement re Computation of Per Share Earnings

                19. Crown Cork & Seal Company, Inc. Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company's Prospectus dated May 31, 1996 forming a part of the Company's Registration Statement on Form S-3
                     (No. 333-04971) filed with the Securities Exchange Commission on May 31, 1996).

                27.  Financial Data Schedule

         b)       Reports on Form 8-K

                  On May 3, 1996, as amended on May 7, 1996, the Registrant filed an amendment to its Current Report on Form 8-K dated February 22, 1996, for the following event:

                  The Company provided under:

                     Item 7. Financial Statements and Exhibits

                      a) The audited consolidated financial statements of CarnaudMetalbox for the years ended December 31, 1995, 1994 and 1993.

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


Date:    August 14, 1996