Form 10-Q/A
period 1996-03-31
CROWN CORK & SEAL CO INC
filed 1996-09-26
CIK 25890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                 Amendment No.3


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


The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future. Comparative pro forma information for the three months ended March 31, 1995, cannot be presented because CMB quarterly results were previously not reported nor are such results currently available.

                                                              Three Months
                                                                  Ended
            (unaudited)                                      March 31, 1996
             --------------------------------------------------------------
             Net sales                                            $2,157
             Net income available to common shareholders               8
             Earnings per average
              common share                                        $ 0.06
             --------------------------------------------------------------

Adjustments made in arriving at the pro forma unaudited results of operations include increased interest expense on acquisition debt, amortization of goodwill, adjustments to the fair value of assets acquired and depreciable lives, preferred stock dividends and related tax adjustments. No effect has been given for the transition and the restructuring costs or synergistic benefits which may be realized from the acquisition.

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


                                               Crown Cork & Seal Company, Inc.
                                               Registrant


                                           By:/s/ Timothy J. Donahue
                                                  Timothy J. Donahue
                                                  Vice President and Controller
Date:    September 25, 1996