Form 10-Q/A
period 1996-06-30
CROWN CORK & SEAL CO INC
filed 1996-09-26
CIK 25890

- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                Amendment No. 1


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

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or results which may occur in the future.


                                       Six Months          Six Months
                                         Ended               Ended
            (unaudited)               June 30, 1996       June 30, 1995
             ----------------------------------------------------------
             Net sales                  $4,511              $4,973
             Net income available to
                  common shareholders      106                 127
             Earnings per average
               common share             $ 0.83              $ 1.00
            ------------------------------------------------------------

         Adjustments made in arriving at the pro forma unaudited results of operations include increased interest expense on acquisition debt, amortization of goodwill, adjustments to the fair value of assets acquired and depreciable lives, preferred stock dividends and related tax adjustments. No effect has been given for the transition and restructuring costs or synergistic benefits which may be realized from the acquisition.

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


         2) On July 26,1996, CMB Asia, publicly traded on the Singapore Stock Exchange, announced that it had incurred a charge of approximately $70.0 to restructure certain operations. These charges have been included as part of the CMB purchase accounting adjustments.


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