Form 10-Q
period 1996-09-30
CROWN CORK & SEAL CO INC
filed 1996-11-14
CIK 25890

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[        ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There are 128,296,876 shares of Common Stock outstanding as of October 31, 1996.

--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

                         PART 1 - FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                       (In millions except per share data)
                                   (Unaudited)


Three months ended September 30,                1996               1995
-------------------------------------------------------------------------------

Net sales                                     $2,462.1          $1,427.1
                                              --------          --------

Costs, expenses & other income
   Cost of products sold, excluding
     depreciation and amortization             1,988.6           1,252.8
   Depreciation and amortization                 130.0              67.3
   Selling and administrative expense            101.6              36.0
   Provision for restructuring                                      82.5
   Gain on sale of assets                   (     12.6)       (      3.1)
   Interest expense                              106.7              38.1
   Interest income                          (     21.7)       (      3.3)
   Translation and exchange adjustments            3.0        (      1.8)
                                             ---------        ----------
                                               2,295.6           1,468.5
                                             ---------        ----------

Income (loss) before income taxes                166.5        (     41.4)
Provision for income taxes                        54.1        (     23.9)
Minority interest, net of equity earnings   (      3.0)       (      2.4)
                                             ---------         ---------
Net income (loss)                                109.4        (     19.9)
Preferred stock dividends                          5.9
                                             ---------         ---------
Net income (loss) available
  to common shareholders                      $  103.5        ($    19.9)
                                             =========         =========
Earnings (loss) per average common share:
              Primary                         $    .81        ($     .22)
                                             =========         =========
              Fully diluted                   $    .78        ($     .22)
                                             =========         =========
Dividends per common share                    $    .25
                                             =========         =========
Weighted average common shares outstanding:

              Primary                            128.5              90.8
              Fully diluted                      139.8              90.8
--------------------------------------------------------------------------------

The financial statements for 1996 include the operations of CarnaudMetalbox for the three months ended September 30, 1996.

Certain prior year amounts have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                        CONSOLIDATED STATEMENTS OF INCOME
                       (In millions except per share data)
                                   (Unaudited)


Nine months ended September 30,                     1996               1995
--------------------------------------------------------------------------------

Net sales                                         $6,367.0          $3,939.6
                                                  --------          --------

Costs, expenses & other income
   Cost of products sold, excluding
    depreciation and amortization                  5,169.1           3,343.6
   Depreciation and amortization                     359.8             196.5
   Selling and administrative expense                277.4             107.8
   Provision for restructuring                        29.6             102.7
   Gain on sale of assets                        (    22.8)        (     8.1)
   Interest expense                                  279.6             111.6
   Interest income                               (    56.6)        (     8.8)
   Translation and exchange adjustments          (    35.7)        (     1.3)
                                                  --------          --------
                                                   6,000.4           3,844.0
                                                  --------          --------

Income before income taxes                           366.6              95.6
Provision for income taxes                           107.7              17.4
Minority interest, net of equity earnings        (    14.1)        (     9.4)
                                                  --------          --------
Net income                                           244.8              68.8
Preferred stock dividends                             13.9
                                                  --------          --------
Net income available to common shareholders        $ 230.9           $  68.8
                                                  ========          ========
Earnings per average common share:
              Primary                              $  1.91           $   .76
                                                  ========          ========
              Fully diluted                        $  1.89           $   .76
                                                  ========          ========
Dividends per common share                         $   .75
                                                  ========          ========
Weighted average common shares outstanding:

              Primary                                120.8              90.6
              Fully diluted                          129.8              90.6
--------------------------------------------------------------------------------


The financial statements for 1996 include the operations of CarnaudMetalbox from the acquisition date of February 22, 1996.

Certain prior year amounts have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                           CONSOLIDATED BALANCE SHEETS
                         (In millions except book value)
                                   (Unaudited)


                                               September 30,      December 31,
                                                   1996              1995
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                   $   168.7          $   68.1
   Receivables                                   1,822.7             744.3
   Inventories                                   1,332.7             811.9
   Prepaid expenses and other current assets       202.8              84.6
                                               ---------          --------
              Total current assets               3,526.9           1,708.9
                                               ---------          --------

Long-term notes and receivables                     83.4              63.5
Investments                                         90.9              57.5
Goodwill, net of amortization                    4,643.0           1,095.7
Property, plant and equipment                    3,768.8           2,005.9
Other non-current assets                           423.0             120.2
                                               ---------          --------
              TOTAL                            $12,536.0          $5,051.7
                                               =========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt                             $ 1,174.3          $  537.9
   Current portion of long-term debt                34.2              70.2
   Accounts payable and accrued liabilities      2,135.0             668.2
   United States and foreign income taxes           33.5               2.7
                                               ---------          --------
              Total current liabilities          3,377.0           1,279.0
                                               ---------          --------
Long-term debt, excluding current maturities     4,040.6           1,490.1
Postretirement and pension liabilities             679.0             590.6
Other non-current liabilities                      493.8             112.2
Minority interests                                 274.8             118.6
Shareholders' equity                             3,670.8           1,461.2
                                               ---------          --------
              TOTAL                            $12,536.0          $5,051.7
                                               =========          ========
Book value per common share                      $24.57            $16.12
--------------------------------------------------------------------------------

The financial statements for 1996 include the financial position of CarnaudMetalbox.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                  (In millions)
                                   (Unaudited)

Nine months ended September 30,                       1996            1995
-------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                      $  244.8         $  68.8
   Depreciation and amortization                      359.8           196.5
   Provision for restructuring                         21.9            67.0
   Foreign currency gain                          (    42.1)            -
   Gain on sale of assets                         (    22.8)       (    8.1)
   Equity in earnings of joint ventures,
    net of dividends                                    7.0              .5
   Minority interest in
     earnings of subsidiaries                          10.5            13.2
   Change in assets and liabilities,
       other than debt                            (   320.8)       (  425.3)
                                                   ---------        -------
           Net cash provided by
             (used in) operating activities           258.3        (   87.4)
                                                   ---------        --------
Cash flows from investing activities
   Capital expenditures                           (   428.4)       (  295.4)
   Acquisition of businesses,
    net of cash acquired                          ( 1,533.1)       (   14.2)
   Proceeds from sale of property,
     plant and equipment                               27.4            12.8
   Proceeds from sale of businesses                   107.9
   Other, net                                     (    14.4)       (    3.8)
                                                   ---------        --------
          Net cash used
           in investing activities                ( 1,840.6)      (  300.6)
                                                   ---------       --------
Cash flows from financing activities
   Proceeds from long-term debt                     1,886.6          329.4
   Payments of long-term debt                     (    90.4)      (  205.9)
   Net change in short-term debt                  (    23.9)         258.8
   Dividends paid                                 (   107.4)          -
   Common stock:
       Repurchased for treasury                                  (      .3)
       Issued under various
        employee benefit plans                          5.5           18.8
   Minority contributions,
     net of dividends paid                             14.9            9.6
                                                   --------        -------
         Net cash provided by
          financing activities                      1,685.3          410.4
                                                   --------        -------
Effect of exchange rate changes
   on cash and cash equivalents                   (     2.4)      (    7.9)
                                                   --------        -------
Net change in cash and cash equivalents               100.6           14.5
Cash and cash equivalents
  at beginning of period                               68.1           43.5
                                                   --------        -------
Cash and cash equivalents
  at end of period                                 $  168.7        $  58.0
                                                   ========        =======
--------------------------------------------------------------------------------
Schedule of non-cash investing activities:            1996           1995
                                                      ----           ----
   Acquisition of businesses
       Fair value of assets acquired               $7,855.1         $14.2
       Liabilities assumed                        ( 3,867.3)
       Issuance of common stock                   ( 1,562.4)
       Issuance of 4.5% convertible preferred     (   520.7)
                                                   --------         -----
                   Cash paid                       $1,904.7         $14.2
                                                   ========         =====
--------------------------------------------------------------------------------

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


                                                        Crown Cork & Seal Company, Inc.

                                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                           (In millions) (Unaudited)


                                                                                     Minimum     Cumulative
                                         Preferred   Common    Paid-In   Retained    Pension     Translation  Treasury
                                         Stock       Stock     Capital   Earnings    Liability   Adjustments  Stock     Total

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                         $592.5   $  182.7   $1,049.0     ($32.1)     ($191.7)    ($139.2)  $1,461.2
Net income                                                                  244.8                                          244.8
Common stock issued in
  business combination                                186.5    1,375.9                                                   1,562.4
4.5% convertible preferred stock
  issued in business combination          $520.7                                                                           520.7
Cash dividends paid - common stock                                      (    96.1)                                     (    96.1)
Preferred stock dividends                                               (    13.9)                                     (    13.9)
Common stock issued under
  employee benefit plans                                           4.2                                            1.3        5.5
Translation adjustments                                                                           (  13.8)             (    13.8)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996             $520.7     $779.0   $1,562.8   $1,183.8     ($32.1)     ($205.5)    ($137.9)  $3,670.8
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     Minimum     Cumulative
                                                     Common     Paid-In   Retained   Pension     Translation  Treasury
                                                     Stock      Capital   Earnings   Liability   Adjustments  Stock      Total

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                         $592.5     $168.4     $974.1      ($48.1)    ($175.9)     ($145.8)  $1,365.2
Net income                                                                   68.8                                            68.8
Treasury stock purchased                                       (    .3)                                                 (      .3)
Common stock issued under
  employee benefit plans                                          12.6                                             6.2       18.8
Translation adjustments                                                                               5.6                     5.6
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                        $592.5     $180.7   $1,042.9      ($48.1)    ($170.3)     ($139.6)  $1,458.1

------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (Unaudited)

A.      Statement of Information Furnished

        The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with instructions to Rule 10-01 of Regulation S-X. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of September 30, 1996, and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995, respectively. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently and are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

        Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the statements and notes thereto included in the Company's 1995 Form 10-K Annual Report along with the statements and notes related to CarnaudMetalbox(CMB) for 1995 filed with the Company's Current Report on Form 8-K dated February 22, 1996, as amended, and the Company's first and second quarter 1996 Quarterly Reports on Form 10-Q, as amended.

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

        Earnings per Share

        Primary earnings per average common share are computed by dividing net income available to common shareholders by primary weighted average common shares. Primary weighted average common shares equal weighted average common shares plus dilutive common share equivalents. On a fully-diluted basis, both net income and weighted average common shares are adjusted to assume the conversion of the Company's 4.5% convertible preferred stock.

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

                         Crown Cork & Seal Company, Inc.


        The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or results which may occur in the future. Comparative pro forma information for the nine months ended September 30, 1995 cannot be presented because CMB quarterly results were previously not reported nor are such results currently available.


                                                             Nine Months
                                                                Ended
        (unaudited)                                       September 30, 1996
        ------------------------------------------------------------------------
        Net sales                                              $6,973
        Net income available to common shareholders            $  210
        Earnings per average common share:
                Primary                                        $ 1.63
                Fully diluted                                  $ 1.60
        ------------------------------------------------------------------------

        Adjustments made in arriving at the pro forma unaudited results of operations include increased interest expense on acquisition debt, amortization of goodwill, adjustments to the fair value of assets acquired and depreciable lives, preferred stock dividends and related tax adjustments. No effect has been given for any future transition and restructuring costs or synergistic benefits which may be realized from the acquisition.

D.      Restructuring

        During the second quarter of 1996, the Company provided $29.6 ($21.9 after taxes or $.17 per share) for the costs associated with the closure of a South American operation and costs associated with restructuring existing businesses in Europe. The Company anticipates that the restructuring actions referred to above, when complete, will generate approximately $6.0 in after-tax cost savings on an annualized basis. Except for the restructuring costs associated with the acquisition of CMB discussed below, the Company records restructuring charges against operations and provides a reserve or writes down assets, as appropriate, based on the best information available at the time that the decision is made to restructure. The balance of these reserves (excluding the writedown of assets which are reflected as a reduction of the related asset account), is included within accounts payable and accrued liabilities and other non-current liabilities.

        The Company has made a preliminary assessment of the restructuring and exit costs to be incurred relative to the acquisition of CMB. Affected by the preliminary plan of restructuring are twenty-one plants to be closed and approximately thirty plants to be reorganized. The plan of restructuring which commenced at the end of the first quarter of 1996 is expected to be substantially completed during the first quarter of 1997. During this time, the Company will determine alternative sites for manufacture and qualify the new manufacturing sites with customers. As of September 30, 1996, the Company had accrued approximately $371 million for the costs associated with restructuring CarnaudMetalbox operations and allocated such costs to the purchase price of CarnaudMetalbox in accordance with purchase accounting requirements. These costs are comprised of severance pay and benefits, writedown of assets and lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 3,200 employees is currently estimated at approximately $202 and is primarily a cash expense. Employees to be terminated will include most, if not all, employees at each plant to be closed and selected employees at those plants to be reorganized including salaried employees and employees of the respective unions represented at each plant site. The cost associated with the writedown of assets (property, equipment, inventory, etc.) is currently estimated at approximately $139 and has been reflected as a reduction in the fair value of the Company's assets. Lease termination costs and other exit costs, primarily repayments of government grants and subsidies are currently estimated at approximately $29 and are primarily cash expenses. The $371 million in restructuring costs recorded in connection with the CarnaudMetalbox acquisition include the $70 million restructuring charge previously announced by CarnaudMetalbox Asia Ltd., a subsidiary of the Company.

                         Crown Cork & Seal Company, Inc.

        The Company, on a preliminary basis, estimates that this plan of restructuring CMB operations when complete, will generate annual costs savings of approximately $116 ($77 after-tax) on a full year basis. It is also estimated that capital expenditures of approximately $50 will be made to expand and upgrade other facilities to minimize the adverse effects of the restructuring on existing business and customer relationships.

        The Company expects that there will be other restructurings effected within the next year. These plans will only be finalized when the Company has had time to properly evaluate and assess business conditions and operating efficiencies to make such decisions. As the Company continues to restructure the newly combined operations, costs that do not qualify for purchase accounting will be charged against operations as incurred.

        During 1995 and 1994, the Company recorded pre-tax restructuring charges of $102.7 ($67.0 after taxes or $.74 per share) and $114.6 ($73.2 after taxes or $.82 per share), respectively, as part of a two-phase restructuring plan outlined in March 1994. The combined plan was implemented to streamline the Company's North American operations to improve productivity and to enhance competitiveness.

        The components of restructuring are as follows:

                      Balance                                          Balance
                        at    Provisions Provisions                       at
                     December   for         for              Tranfer  September
                        31,   existing      CMB      1996     against    30,
                       1995   businesses businesses activity  assets    1996
       -------------------------------------------------------------------------
       Employee costs  $11.5    $16.3      $202.2   ($33.1)            $196.9
       Writedown of
         assets                   7.4       139.4            ($146.8)
       Lease
        termination
         and other
          exit costs    13.7      5.9        29.2   ( 28.0)              20.8
                       ------   ------     ------   ------   -------   ------
                       $25.2    $29.6      $370.8   ($61.1)  ($146.8)  $217.7
       -------------------------------------------------------------------------

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

                         Crown Cork & Seal Company, Inc.

E.      Inventories


                                           September 30,        December 31,
                                               1996                  1995
      --------------------------------------------------------------------------
      Finished Goods                          $514.5                $305.3
      Work in Process                          257.5                  94.3
      Raw Materials                            443.1                 331.3
      Supplies and Repair Parts                117.6                  81.0
                                            --------                ------
                                            $1,332.7                $811.9
                                            --------                ------

F.      Supplemental Cash Flow Information

        Cash payments for interest, net of amounts capitalized ($2.3 and $5.6 for 1996 and 1995, respectively), were $255.3 and $87.5 during the nine months ended September 30, 1996 and 1995, respectively. Cash payments for income taxes amounted to $41.5 and $18.5 during the nine months ended September 30, 1996 and 1995, respectively. The 1995 tax payments were net of a second quarter domestic tax refund of $15.0.

                         Crown Cork & Seal Company, Inc.

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Introduction

         The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 1996, compared to the corresponding periods in 1995 and the changes in financial condition and liquidity from December 31, 1995. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year-ended December 31,1995, along with the consolidated financial statements and related notes included in and referred to within this report.

         Effective February 22,1996, the Company completed its acquisition of CarnaudMetalbox("CMB"). The consolidated financial statements include the CMB operations from this date.

         Restructuring

         In the first quarter of 1996, the Company made preliminary restructuring estimates related to its acquisition of CMB. These estimates were adjusted during the second and third quarters of 1996 as facts and circumstances dictated. The restructuring plan, initially outlined at the end of the first quarter 1996 and as subsequently adjusted, is expected to be finalized by the end of the first quarter 1997. See Note D to the Consolidated Financial Statements presented in
         Item 1 of this Quarterly Report on Form 10-Q for a further discussion of the restructuring costs associated with the acquisition of CMB.

         In addition, the Company has continued restructuring actions which the Company believes are needed to create a more cost effective organization. Certain costs incurred in the restructuring of the newly combined operations do not qualify for purchase accounting treatment. These non-qualifying integration costs amounted to $5.2 in the third quarter and are included within cost of products sold. The Company also incurred a pre-tax restructuring charge of $29.6 in the second quarter to exit existing operations. See Note D to the Consolidated Financial Statements presented in Item 1 of this Quarterly Report on Form 10-Q for a further discussion of such restructurings.


                              Results of Operations

         Net Income and Earnings Per Share

         The Company reported net income of $109.4 or $.78 per fully diluted common share for the third quarter of 1996 compared with a net loss of $19.9 or $.22 per share for the same period in 1995. Third quarter 1996 net income includes an after-tax gain of $8.0 or $.06 per fully diluted common share primarily from the sale of real estate in the Far East and after-tax charges of $3.8 or $.03 per fully diluted common share for the non-qualifying CMB integration costs. Third quarter 1995 results included after-tax restructuring charges of $54.2 or $.60 per share for the closure in the Americas of two beverage can plants, a beverage end plant, two food can plants and a plastic bottle operation and the reorganization of several food and plastic bottle operations. For the nine months ended September 30, 1996, net income was $244.8 or $1.89 per fully diluted common share compared with net income of $68.8 or $.76 per share for the same period in 1995.

                         Crown Cork & Seal Company, Inc.

         Net Sales

         Net sales in the quarter were $2,462.1, an increase of $1,035.0 or 72.5% over net sales of $1,427.1 for the third quarter in 1995. Net sales for the first nine months of 1996 were $6,367.0, an increase of $2,427.4 or 61.6% over net sales of $3,939.6 for the same period in 1995. In the quarter, sales from domestic operations decreased 8.4% partially offset by the addition of CMB's U.S. operations, whereas non-U.S. sales increased 247.3% due to the contribution from CMB's operations, primarily within Europe. Domestic sales in the third quarter accounted for 36.3% of consolidated net sales in 1996 as compared to 68.3% a year earlier. Sales of beverage products as a percentage of consolidated net sales have declined in the third quarter from 36.7% to 25.8% whereas sales of food cans and ends have increased from 23.1% to 37.9% compared to the prior year third quarter. North American beverage sales represented 14.7% and 16.6%, respectively, of consolidated net sales for the quarter and nine months ended September 30, 1996, as compared to 30.9% and 31.1% for the comparable periods in 1995. An analysis of net sales by division follows:


                                  Net sales
                   Third Quarter          Nine Months Ended   Percentage Change
Divisions                                                       Third    Nine
                  1996         1995        1996       1995     Quarter  Months
                  ----         ----        ----       ----    -------   ------
Americas        $1,020.1    $1,115.7    $2,830.1    $3,034.0  (  8.6%) (   6.7%)
European         1,303.5       253.8     3,112.6       725.6   413.6%    329.0%
Asia-Pacific       106.1        40.3       297.4       116.6   163.3%    155.1%
Other               32.4        17.3       126.9        63.4    87.3%    100.2%
                --------    --------    --------    --------
                $2,462.1    $1,427.1    $6,367.0    $3,939.6    72.5%     61.6%
                ========    ========    ========    ========

         Net sales within the Americas Division, which includes metal and plastic packaging operations in North, Central and South America, declined 8.6% in the quarter and 6.7% for the nine months ended September 30, 1996 as compared to the same periods in 1995. The decline was due primarily to lower selling prices from the pass-through to customers of lower raw material costs and a seven week work stoppage during the second quarter at eight plants due to a union strike. Competitive pressures continue to affect selling prices on most product lines. In the quarter, sales units of food cans in the U.S. were up 10.5% with beverage end units up 7.2%, PET bottle units down 14.3% and beverage can units down 11.9%. The anticipated October aluminum price reduction and unseasonably cool and wet weather were the primary factors for unit declines in beverage cans and PET bottles. Beverage can unit volume in Canada was up 13% in the quarter as shipments to the U.S. and local demand were strong. Poor economic conditions in Latin America continues to depress sales while the addition of CMB's U.S. operations to the division, primarily Anchor Hocking, added $48.9 in the quarter.

         Net sales in the European Division, which includes Europe, Africa and the Middle East, were substantially higher in the quarter and for the nine months ended September 30, 1996 as compared to the same periods in 1995 due to the addition of CMB. Sales for the Company's existing European Operations were down 23.1% and 16.3% for the quarter and year-to-date as compared to 1995 due primarily to: (i) generally weaker European currencies compared to the U.S. dollar, (ii) lower volumes and prices for plastic packaging, (iii) aggressive pricing from competition for beverage closures and (iv) the deconsolidation of the aerosol operations in Italy and the United Kingdom in accordance with the divestiture required by the European Commission in connection with the CMB acquisition. Sales from CMB operations were marginally lower than comparable periods in 1995 due to: (i) the impact on European currencies of a stronger U.S. dollar, (ii) lower volumes and selling prices for plastic packaging, (iii) soft market conditions for beverage closures and speciality packaging and (iv) the deconsolidation of CMB's aerosol operations in line with the divestiture requirement. Excluding the translation effect on sales and the impact of the aerosol divestiture, sales in aerosol and beverage cans increased while plastic and specialty packaging sales were down compared to the prior year. Food can sales were equal to the prior year as growth in Eastern Europe and in the United Kingdom were offset by declines in Germany. Generally, pricing has remained competitive in most product lines.

                         Crown Cork & Seal Company, Inc.

         Net sales in the Asia-Pacific Division have increased due to the addition of CMB operations. In China, demand remains weak due to excess capacity, resulting in very competitive price pressures. Sales outside China have been in line with the prior year as sales of fruit juice and coffee cans were strong in Thailand and the increased contribution from new operations in Vietnam have been offset by lower sales in Singapore and Malaysia.

         Net sales for Other operating units were substantially higher in 1996, quarter and year-to-date, from a year earlier due primarily to the addition of CMB's Simplimatic Engineering operations. Simplimatic contributed $13.7 and $53.5 in the quarter and year-to-date, respectively. Within the quarter, Simplimatic sales were lower than the same period in 1995 due to pressures on selling prices and delayed customer orders.

         Cost of Products Sold

         Cost of products sold, excluding depreciation and amortization, for the quarter ended September 30, 1996, was $1,988.6, a 58.7% increase from $1,252.8 for the same period in 1995. For the nine months ended September 30, 1996, these costs increased 54.6% to $5,169.1 from $3,343.6 in 1995. These increases are due primarily to : (i) the addition of CMB from February 22, 1996 and (ii) the sell-off of 1995 year-end inventory valued with higher-priced raw materials. These increases have been partially offset by declines in the costs of the Company's raw materials, primarily aluminum and resins.

         As a percentage of net sales, cost of products sold was 80.8% and 81.2% for the quarter and nine months ended September 30, 1996, compared to 87.8% and 84.9% for the same periods in 1995. The improvement has resulted from increased sales as well as benefits from the Company's continuing cost reduction/containment programs, such as, metal downgauging, the 1995 restructuring program and the continuing integration of CMB operations. The Company has increased its focus on production planning and inventory management to remain as flexible as possible within the volatile markets in which it operates.

         Selling and Administrative Expense

         Selling and administrative expense for the quarter ended September 30, 1996, was $101.6, an increase of 182.2% over 1995. As a percentage of net sales these expenses have increased to 4.1% from 2.5% in the same period for 1995. For the nine months ended September 30, 1996, these expenses have increased 157.3% from a year earlier and as a percentage of net sales are 4.4% as compared to 2.7% in 1995. These increases are directly attributable to the addition of CMB whose operations are less geographically concentrated and whose management structure is more decentralized.

         Operating Income

         For the quarter, consolidated operating income increased $253.4 to $241.9 from a loss of $11.5 for the comparable period in 1995. For the nine months ended September 30, 1996, consolidated operating income increased 181.0% to $531.1 from $189.0 for the same period a year earlier. Operating income for the nine months ended September 30, 1996, included pre-tax restructuring charges of $29.6 as compared to charges of $82.5 in the third quarter 1995 and $102.7 for the nine months ended September 30, 1995.

                         Crown Cork & Seal Company, Inc.

         An analysis of operating income, excluding restructuring, by division follows:


                            Operating Income

                    Third Quarter    Nine Months Ended     Percentage Change
Divisions                                                 Third         Nine
                   1996      1995      1996      1995     Quarter      Months
                   ----      ----      ----      ----     -------      ------
Americas          $79.8     $40.6     $165.2    $198.4      96.6%     ( 16.7%)
European          155.0      22.6      373.3      67.8     585.8%      450.6%
Asia-Pacific        4.1       7.4       12.6      19.0    ( 44.6%)    ( 33.7%)
Other               3.0        .4        9.6       6.5     650.0%       47.7%
                 ------     -----     ------    ------
                 $241.9     $71.0     $560.7    $291.7     240.7%       92.2%
                 ======     =====     ======    ======

         As a percentage of net sales, operating income for the Americas Division was 7.8% in the third quarter and 5.8% for the nine months ended September 30, 1996 as compared to 3.6% and 6.5% for the same periods in 1995. The increase in third quarter margins was due primarily to the restructuring programs initiated in the U.S. in 1995 and 1994 offset by continued pricing pressures in both metal and plastic beverage containers and continued sluggish economic conditions in Latin America, primarily Argentina and Brazil.

         Operating income as a percentage of net sales in the European Division was 11.9% in the quarter and 12.0% for the nine months ended September 30, 1996 as compared to 8.9% and 9.3% for the comparable periods in 1995. The increased margin is directly attributable to the addition of CMB operations, primarily its food, beverage and aerosol can businesses. Operating margins in the quarter for the Company's existing facilities in Europe continued to be lower than 1995 levels due primarily to competitive pressures resulting in reduced volumes and prices for metal and plastic packaging. CMB's margins in the quarter were ahead of 1995 levels due to strong seasonal results in food and aerosol offset by volume erosion and pricing pressure from soft market conditions for Specialty Packaging and Plastics.

         Operating income as a percentage of net sales for the Asia-Pacific Division was 3.9% in the quarter and 4.2% for nine months ended September 30, 1996 as compared to 18.4% and 16.3% for the comparable 1995 periods. The decline in margins was due primarily to the addition of CMB operations. The combined operations in China have reported significant profit erosion due to reduced pricing for beverage cans in response to excess can capacity and aggressive competition. Actions have been and are continuing to take place to restructure these operations so that they can contribute favorably to future growth. Other CMB operations in the region reported mixed results as strong demand for coffee and juice cans in Thailand was offset by lower beverage demand in Singapore and inefficiencies caused by restructuring actions in Malaysia.

         The Company's basic raw materials for its products are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to material fluctuations in the cost of these raw materials and has previously adjusted its selling prices in response to these movements. There can be no assurance, however, that the Company will be able to recover fully any increases or fluctuations in raw material costs from its customers.

         Net Interest Expense/Income

         Consolidated net interest expense, net of interest income, for the third quarter and nine months ended September 30, 1996, was $85.0 and $223.0, respectively, as compared to $34.8 and $102.8 for the comparable periods in 1995. The increases are directly attributable to
         (i) the acquisition financing for CMB, (ii) capital investment programs and (iii) initial cash requirements for the Company's ongoing restructuring programs.

                         Crown Cork & Seal Company, Inc.

         Foreign Exchange

         In the second quarter, the Company recorded a foreign exchange gain of $42.1 due to the impact of a stronger U.S. dollar on the Company's CMB acquisition financing, denominated in French Francs. Subsequent to June 30, 1996, this French Franc acquisition debt was refinanced into several functional currencies providing an effective hedge against future foreign currency movements. Unfavorable adjustments of $6.4 for the nine months ended September 30, 1996 resulted primarily from the remeasurement of the Company's operations in highly inflationary economies.

         Taxes on Income

         Year-to-date the effective tax rate was 29.4% in 1996 as compared to 18.2% in 1995. Non-U.S. operations continue to represent a greater portion of the Company's results and, as such, the effective tax rate may vary significantly from the U.S. statutory rate of 35% depending upon the tax rates in income producing countries.

         Minority Interest, Net of Equity in Earnings of Affiliates

         Equity earnings in unconsolidated joint ventures have declined from a year earlier due to (i) the impact of volume erosion in Korea, (ii) the impact of higher resin costs as well as soft market conditions at the Company's plastic joint venture in Brazil and (iii) the impact of the devaluation of the Venezuelan Bolivar by almost two hundred percent. The loss in equity earnings is partially offset by lower results in China which have reduced minority shareholders' interests.

         Industry Segment Performance

         The Company has integrated the operations of CMB into its existing operations and realigned the management of its operating divisions along geographic lines which include both metal and plastics sales. The former Plastic Division has also been reorganized along geographic lines and merged into the Americas and European Divisions. Further discussion of operating performance within each segment is provided by division under "Net Sales" and "Operating Income" contained within this Management Discussion and Analysis.

                         Liquidity and Capital Resources

         Cash from Operations

         Net cash of $258.3 was provided by operations during the nine months ended September 30, 1996, as compared to cash used of $87.4 for the same period in 1995. Improved cash from operations has resulted from
         (i) growth in net income before noncash charges for depreciation and amortization, restructuring and the exchange gain on the acquisition financing, (ii) the portion of the seasonal build-up of CMB's inventories occurring before the acquisition date and (iii) reduced working capital requirements due to lower raw material costs.

         Investing Activities

         Investment activities in 1996 used cash of $1,840.6 compared to $300.6 in 1995. The increased use was primarily for the acquisition of CMB and partially offset by proceeds received from the sale of businesses.

         Capital expenditures for 1996 were $428.4, an increase of $133.0 or 45.0% from a year earlier due primarily to the addition of CMB.

                         Crown Cork & Seal Company, Inc.

         Financing Activities

         Financing activities generated cash of $1,685.3 in 1996, compared with $410.4 a year earlier. The increase of $1,274.9 is directly related to the borrowings needed to fund the acquisition of CMB.

         Total debt, net of cash and cash equivalents, at September 30, 1996, was $5,080.4 and represents an increase of 150.3% above the December 31, 1995 level of $2,030.1. Total debt increased due primarily to the acquisition of CMB. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 56.3% at September 30, 1996, as compared to 56.7% at June 30, 1996, and 56.2% at December 31, 1995. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity.

         With the acquisition of CMB, the Company has substantially increased its exposure to risk from adverse fluctuations not only in exchange rates, but also in interest rates and commodity prices. Historically, the Company has, when considered appropriate, hedged its currency and interest rate exposures and continues to assess the extent to which hedging its exposure to adverse fluctuations in commodity prices is appropriate. For more details on the Company's policies pertaining to the use of financial instruments see Note B of the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

         In 1996, the Company has paid dividends totaling $107.4 representing $.25 per common share for dividends declared and paid in the first three quarters and for dividends declared and paid during the second and third quarters to holders of the Company's 4.5% convertible preferred stock.

         Other Matters

         On  October  24,  1996,   the  Company   announced   that  its  largest
         shareholder,   Compagnie  Generale  d'Industrie  et  de  Participations
         (CGIP), sold a portion of its investment in the Company to a group of underwriters. CGIP sold 10,637,500 shares of the Company's common stock and 3,450,000 shares of 4.5% convertible preferred stock, resulting in total gross proceeds to CGIP of $644.6 million, before underwriting discounts, commissions and expenses. Upon completion of the offerings, CGIP owned common and preferred stock representing approximately 10.1% of the Company's voting power versus 19.9% previously. The Company did not receive any of the proceeds from the secondary offerings. In consideration of the productive relationship with CGIP, the Company has decided not to request that a CGIP nominee on the Crown Board of Directors resign at this time. The Company has reserved the right to request such resignation under the Shareholders Agreement between CGIP and the Company.

         On September 12, 1996, the Company announced that it had completed the sale of a portion of its European aerosol can operations to U.S. Can Corporation. The purchase price was $58.6 which includes cash of $52.8 and the assumption of $5.8 in net financial obligations, to be adjusted upon completion of the final closing balance sheet for these operations. Proceeds from the transaction were used to reduce short-term indebtedness. The mandated divestiture satisfies the condition under which the Commission of the European Communities granted approval for the Company to proceed with its acquisition of CMB earlier this year.

                         Crown Cork & Seal Company, Inc.




Item 2. Management's Discussion and Analysis (Continued)


         Forward Looking Statements

         Statements included in "Management's Discussion and Analysis of Results of Operations and Financial Condition", and the discussion of the restructuring plan in Note D to the Consolidated Financial Statements and which is incorporated by reference therein, included in this Quarterly Report on Form 10-Q and in Item 1: "Business", Item 3: "Legal Proceedings" and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are "forward- looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

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

         A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward Looking Statements and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and prior Company filings with the Securities and Exchange Commission ("SEC"). In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

                         Crown Cork & Seal Company, Inc.


         Item 5.  Other Information

         1) On October 9, 1996, the Company announced that its affiliate, CarnaudMetalbox Polska SP Z.O.O., signed an agreement to purchase FABRYKA OPAKOWAN BLASZANYCK ("GOPAK") from the State Treasury of Poland. GOPAK is a leading manufacturer of crown corks, fish cans and vacuum closures in Poland and had 1995 sales of approximately $25 million.

         2) On October 24, 1996, the Company announced that its largest shareholder, Compagnie Generale d'Industrie et de Participations (CGIP), had sold a portion of its investment in the Company to a group of underwriters. CGIP sold 10,637,500 shares of the Company's common stock and 3,450,000 shares of the Company's 4.5% convertible preferred stock, resulting in total gross proceeds to CGIP of $644.6 million, before underwriting discounts, commissions and expenses. Upon completion of the offering, CGIP owned common and convertible preferred stock representing approximately 10.1% of the Company's voting power versus 19.9% previously. The Company did not receive any of the proceeds from these secondary offerings.

         3) On October 25, 1996, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock and $.4712 per share on the Company's 4.5% convertible preferred stock. Both dividends are payable on November 20, 1996, to shareholders of record on November 4, 1996.

                         Crown Cork & Seal Company, Inc.


Item 6.  Exhibits and Reports on Form 8-K

         a)      Exhibits

                 11.  Statement re Computation of Per Share Earnings

                 27.  Financial Data Schedule

                 99. Letter of agreement between the Company and Compagnie Generale d'Industrie et de Participations ("CGIP") (incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated September 26, 1996 (No. 1-2227)).

         b)      Reports on Form 8-K

                 On September 26, 1996, the Registrant filed a Current Report on Form 8-K for the following event:

                      The Company reported under:

                      (1)    Item 5.  Other Events

                             That it had announced on September 26, 1996 that it had filed a Registration Statement on Form S-3 to offer for sale shares of its Common Stock and 4.5% Convertible Preferred Stock owned by CGIP. In connection therewith, the Registrant and CGIP entered into a letter agreement clarifying the rights and obligations of each party pursuant to the Shareholders Agreement between them.

                      (2)    Item 7.   Financial Statements and Exhibits

                           b)Pro Forma Financial Information

                             The unaudited pro forma consolidated condensed statements of operations of the Company and CarnaudMetalbox for the six months ended June 30, 1996 and 1995, and the unaudited pro forma consolidated condensed statement of operations for the year ended December 31, 1995, as updated from that which was included in the Company's Current Report on Form 8-K/A filed on May 7, 1996.

                           c)Exhibits

                               1)   The   Registrant's    News   Release   dated
                                    September 26 1996, announcing the filing of a Registration Statement on Form S-3.

                               2) Letter of Agreement between the Company and CGIP.

                               3) Unaudited pro forma consolidated condensed statements of operations of CMB and the Company for the six months ended June 30, 1996 and 1995, and for the year ended December 31, 1995.

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






                                            Crown Cork & Seal Company, Inc.
                                            Registrant



                                       By:  /s/ Timothy J. Donahue
                                            -----------------------------
                                            Timothy J. Donahue
                                            Vice President and Controller

Date:    November 14, 1996
         -----------------