Form 10-K405
period 1996-12-31
CROWN CORK & SEAL CO INC
filed 1997-03-31
CIK 25890

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
          (Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the fiscal year ended December 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      For the transition period from                  to

                          Commission file number 1-2227

                         Crown Cork & Seal Company, Inc.
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                         23-1526444
(State or other jurisdiction of                             (Employer
incorporation or organization)                            Identification No.)

     One Crown Way, Philadelphia, PA                         19154
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 215-698-5100
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class               Name of each exchange on which registered
Common Stock $5.00 Par Value

 4.5% Convertible Preferred Stock      New York Stock Exchange & Paris Bourse
    $41.8875 Par Value

 Common Stock Purchase Rights
                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of Class)
                                 --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, 128,505,232 shares of the Registrant's Common Stock, excluding shares held in Treasury, and 12,432,094 shares of the Registrant's 4.5% Convertible Preferred Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $7,571,765,310.

                       DOCUMENTS INCORPORATED BY REFERENCE

Notice  of  Annual  Meeting  and  Proxy   Statement  dated  March  24,  1997  is
incorporated by Reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.

===============================================================================

                         Crown Cork & Seal Company, Inc.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business............................................................1

Item 2    Properties..........................................................6

Item 3    Legal Proceedings...................................................7

Item 4    Submission of Matters to a Vote of Security Holders.................7


                                     PART II

Item 5    Market for Registrant's Common Stock and Related
             Stockholder Matters..............................................7

Item 6    Selected Financial Data.............................................8

Item 7    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................10

Item 8    Financial Statements and Supplementary Data........................22

Item 9    Disagreements on Accounting and Financial Disclosure...............48


                                    PART III

Item 10   Directors and Executive Officers of the Registrant.................48

Item 11   Executive Compensation.............................................49

Item 12   Security Ownership of Certain Beneficial Owners and Management.....49

Item 13   Certain Relationships and Related Transactions.....................49


                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.....................................................50

SIGNATURES...................................................................55

                         Crown Cork & Seal Company, Inc.

                                     PART I

ITEM 1.   BUSINESS

                                     GENERAL

Crown Cork & Seal Company, Inc. (the "Company" and the "Registrant") is one of the world's leading manufacturers of packaging products with 1996 consolidated net sales of $8.3 billion. More than 60% of 1996 net sales were derived from operations outside the United States with approximately 75% of the non- U.S. revenues derived in Europe. The Company believes that it is well positioned within its industry having the ability to supply food, beverage and aerosol containers to multinational consumer marketers on a global basis. As a multinational packaging producer, the Company benefits from, but is exposed to, the fluctuations of world trade. The Company currently operates 282 plants, as well as sales and service facilities in 59 countries and employs approximately 45,000 people. The Company continually reviews its operations, especially in terms of their competitiveness and the appropriate number, size and location of its plants, emphasizing service to customers and rate of return to investors.

Financial information concerning the Company's operations in its two principal industry segments, Metal Packaging and Plastic Packaging, and within geographic areas is set forth in Part II of this Report on pages 44 and 45 under Note S to the Consolidated Financial Statements entitled "Segment Information by Industry Segment and Geographic Area."

The Company's products include steel and aluminum cans for food, beverage, brewing, household and other consumer products; plastic containers for beverage, processed food, household, personal care and other products; metal and plastic packaging products for health and beauty care applications including cosmetics, fragrances and pharmaceuticals; metal specialty and promotional packaging products; a wide variety of caps, crowns, closures, pumps and dispensing systems; and composite containers. The Company also manufactures filling and material handling machinery, primarily for the beverage and brewing industries, as well as machinery used in can-making.

Under current management, the Company has pursued a strategy of growth through acquisition within the global packaging industry. Over the past seven years, the Company has completed twenty acquisitions of companies with aggregate net sales of approximately $8 billion. The largest acquisitions over this period include CarnaudMetalbox ("CMB") (February 1996), Van Dorn Company (April 1993), CONSTAR International (October 1992), Continental Can International (May 1991), Continental Can's U.S. food and beverage can businesses (July 1990) and Continental Can Canada (December 1989). This strategy has contributed to an increase in the Company's net sales from $1.9 billion in 1989 to $8.3 billion in 1996. The Company's acquisition strategy has resulted in numerous benefits to the Company, including improved market positions, product and geographic diversification, and cost savings.

Information about the Company's acquisitions over the most recent three years appears in Part II herein on pages 31 and 32 under Note H to the Consolidated Financial Statements. Information about the Company's acquisition of CMB appears in Part II herein on pages 17 and 18 under "Acquisition of CarnaudMetalbox" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company has invested in capital projects to (i) create additional manufacturing capacity for beverage can production in emerging markets and for polyethylene terephthalate (PET) containers globally, (ii) improve production efficiencies, (iii) improve product quality and (iv) lower manufacturing costs.

                         Crown Cork & Seal Company, Inc.

                                  DISTRIBUTION

As of December 31, 1996, the Company's products were manufactured in 87 plants within the United States and 195 plants outside the U.S. The Company markets and sells products to customers through its own sales and marketing staff located centrally within each division. The divisions' sales staff are supported by regional sales personnel. Most of the Company's products are sold in highly competitive markets, primarily based on price, service, quality and performance. The majority of the Company's sales are to companies which have leading market positions in the packaged food, beverage, aerosol, health and beauty and specialty businesses. Contracts with global suppliers are centrally negotiated, although products are ordered through and distributed directly by each plant.

In each of the years in the period 1994 through 1996, no one customer of the Company accounted for more than ten percent of the Company's net sales.

                            RESEARCH AND DEVELOPMENT

The Company's principal Research, Development & Engineering ("RD&E") centers are located in Alsip, Illinois and Wantage, England. The Company uses its RD&E capabilities to (i) promote development of value-added packaging systems, (ii) design cost-efficient manufacturing systems and materials that also provide continuous quality improvement, (iii) support technical needs in customer and vendor relationships, and (iv) provide engineering services for the Company's worldwide packaging activities. These capabilities allow the Company to identify market opportunities by working directly with customers to develop new products, such as the conversion to plastic from other materials and new packaging shapes.

The Company expended $51.5 million, $22.3 million and $21.1 million in 1996, 1995 and 1994, respectively, on RD&E activities. These activities are expected to improve and expand the Company's product lines in the future. Expenditures were also made to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties such as material strength.

                                    MATERIALS

The Company continues to pursue strategies which enable it to source its raw materials with increasing effectiveness, and may consider vertical integration into the production of certain raw materials. The acquisition of CMB should allow the Company to realize increased efficiencies in materials sourcing and related pricing. The Company purchased Golden Aluminum Company from ACX Technologies in March 1997. Golden Aluminum is a pioneer and innovator in the use of continuous block casting (mini-mill) technology to produce aluminum for use in can making, among other capabilities.

The raw materials used in the manufacture of the Company's products are primarily aluminum and tinplate for the Metal Packaging segment, and various types of resins, which are petrochemical derivatives, for the Plastic Packaging segment. These materials are generally available from several sources. The Company has secured what it considers adequate supplies of raw materials but there can be no assurances that sufficient quantities will be available in the future. The Company may be subject to adverse price fluctuations on the purchase of such raw materials. See "Metal Packaging" below.

                                   SEASONALITY

The 1996 acquisition of CMB has increased the potential for seasonal effects on the Company's results of operations. Food packaging products accounted for $2.8 billion or approximately 34% of 1996 consolidated net sales as compared to $1.0 billion or approximately 19% in 1995. Sales and earnings for food cans have historically been higher in the third quarter of the year due to the agricultural harvest.

                         Crown Cork & Seal Company, Inc.

The Company's metal and plastic beverage container businesses are predominantly located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during warmer months of the year. Consequently, sales and earnings have generally been higher in the second and third quarters of the calendar year.

The Company's other businesses include aerosol, specialty, health and beauty, machinery and various other products which tend not to be affected by significant seasonal variations.

                              ENVIRONMENTAL MATTERS

The Company's operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry. Anticipated future restrictions in some jurisdictions on the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or alternative coating technologies. The
Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. While the Company does not believe that any of the foregoing matters are likely to have a material effect there can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the financial condition or results of operations. Further discussion of the Company's environmental matters is contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report on pages 19 and 20 under the caption "Environmental Matters."

                                 WORKING CAPITAL

Information relating to the Company's liquidity and capital resources is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report on pages 15 and 16 under the caption "Liquidity and Capital Resources."

                                    EMPLOYEES

At December 31, 1996, the Company employed 44,611 people throughout the world. A significant number of the Company's employees are covered by collective bargaining agreements with varying terms and expiration dates.

                        APPOINTMENT OF CORPORATE OFFICERS

The Company, through its Board of Directors, appointed Mr. B. Nigel Gilson as Executive Vice President with responsibility for developing and coordinating business with the Company's global customers. Mr. Gilson joined Metal Box in South Africa in 1965 and recently was responsible for CMB operations in Asia, Africa, the Middle East and the Caribbean. He has held several management positions in CMB's metal and plastic packaging operations in Europe, Africa and Asia.

                                 METAL PACKAGING

The Metal Packaging segment, which accounted for approximately 80% of consolidated net sales and approximately 68% of consolidated operating income (before net interest costs, foreign exchange adjustments and other non-operating expenses) in 1996, manufactures and markets steel and aluminum cans as well as composite cans, crowns (also known as bottle caps) and metal closures. The segment also includes the Machinery Division which manufactures filling and material handling equipment, primarily for the beverage and brewing industries, as well as machinery used in the can-making process. All products are sold through the Company's sales organization to the soft drink, food, citrus, brewing, household

                         Crown Cork & Seal Company, Inc.

products, personal care and various other industries. The segment employed approximately 33,000 persons at December 31, 1996.

Global beverage and food marketers continue to increase the consolidation of their supplier base under long-term arrangements and to qualify suppliers on the basis of their ability to provide service globally and to create innovative designs and technologies in a cost-effective manner. The acquisition of CMB in February 1996 has created a geographically diversified and innovative packaging company with significant operations in Europe, the Middle East, Africa, Asia and an RD&E center in England. In connection with the acquisition of CMB, the European Commission required the Company to divest certain aerosol operations located in five European countries. This requirement was satisfied in September 1996.

The Company believes that price, quality and customer service are the principal competitive factors affecting its business. Based upon sales, the Company believes that it is a leader in the markets for metal packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

The Company's basic raw materials for its Metal Packaging segment's products are tinplate and aluminum. These metals are supplied by the major mills in the countries within which the Company operates plants. Some plants in less-developed countries, which do not have local mills, obtain their metal from nearby more-developed countries. In 1996, approximately 85% of metal consumption in Europe was for tinplate. In the United States, approximately 63% of metal consumption was for aluminum. Although sufficient quantities of raw materials have been available in the past, there can be no assurances that sufficient quantities will be available in the future.

Prior to 1996, the Company entered into annual agreements with its tinplate and aluminum suppliers, pursuant to which the Company obtained price commitments for its tinplate and aluminum requirements for the next calendar year. The Company continues to contract for its tinplate requirements on this basis. The Company's suppliers of aluminum can and end sheet implemented a pricing structure in 1995 which, by formula, is directly tied to the price of ingot on the London Metal Exchange (LME).The formula took the LME spot price of aluminum ingot and added other costs to convert and transport aluminum, thereby effectively transferring the volatility in the commodity markets to the Company. This pricing formula remained in effect during 1996. During 1996, the Company entered into contracts with its suppliers of aluminum can and end sheet which, by formula, guarantees prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months' market price of aluminum on the LME. Further, "ceiling" prices have been established under these contracts which set maximum prices that the Company would pay for aluminum.

Historically, the Company has adjusted the selling prices for its products in response to changes in the cost of tinplate and aluminum. During 1995 when aluminum costs increased, the Company announced price increases to its customers but due to overcapacity within the aluminum beverage can market and the customers' willingness to shift a portion of their packaging requirements away from aluminum, the Company was unable to fully recover the increases in the cost of aluminum from its customers. During 1996, as aluminum prices declined, selling prices to customers for aluminum beverage cans and ends were also reduced. In the future, there can be no assurance that the Company will be able to recover fully any increases or fluctuations in metal prices from its customers.

The Company, based on sales, is one of two leading producers of aluminum beverage cans and ends within the United States. Sales dollars for aluminum beverage cans and ends in 1996 decreased from 1995 due to the pass-through of lower aluminum costs to customers. The Company continues to reduce can and end diameter, lightweight its cans, reduce non-metal costs and restructure production processes. Excess beverage can capacity in North America has been redeployed to emerging markets, and to a lesser extent, retrofitted to produce two-piece food cans.

                         Crown Cork & Seal Company, Inc.


As the Company has continued to integrate the operations of CMB, it has made an assessment of the restructuring and exit costs to be incurred from the acquisition. The plan of restructuring which commenced at the end of the first quarter of 1996 is expected to be substantially completed during 1997. Since commencement of the plan of restructuring, the Company has determined alternative sites for manufacture and qualified the new manufacturing sites with customers. Further discussion of the Company's restructuring activities is contained in Part II hereof on pages 32 and 33 under Note I to the Consolidated Financial Statements and within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 18 under "Provision for Restructuring."

The CMB acquisition, when combined with the 1994 acquisition of the container division of Tri-Valley Growers, significantly enhances the Company's position with global food marketers and also reduces the percentage of aluminum beverage can sales to overall consolidated net sales. The food can market is highly competitive based on price and innovation. New technologies and products continue to be developed to add value to customer products and to offer more efficient packaging, such as easy-open ends, stackable cans and ferrolite cans and ends. Food closure operations in Europe produce vacuum metal closures as well as sealing systems for integration into customers' production lines.

Outside North America, the Company's Metal Packaging products consist of metal cans for food, beverage, aerosol and specialty packaging as well as metal crowns and closures. Europe is the most significant beverage crown and closure market for the Company with returnable bottles continuing to be a significant form of packaging for the beverage and brewing industries in the region.

Machinery Division 1996 net sales represented approximately two percent of consolidated net sales and include sales from the Simplimatic Engineering operations acquired in the CMB transaction. The Machinery Division is included in the Metal Packaging segment.

                                PLASTIC PACKAGING

The Plastic Packaging segment, which in 1996 accounted for approximately 20% of consolidated net sales and approximately 32% of consolidated operating income (before net interest costs, foreign exchange adjustments and other non-operating expenses), manufactures plastic containers and plastic closures for the beverage, food, health and beauty, household products, personal care, chemical and other industries. Within the U.S. the Company manufactures and sells plastic bottles through its CONSTAR subsidiary and plastic closures through its plant in Virginia and plants acquired in the CMB acquisition. Plastic closures are also manufactured in various metal packaging operations within Europe, Asia and the Middle East and South America. CONSTAR, based on net sales, is one of the two leading producers of plastic containers produced from PET and HDPE (high-density polyethylene) within the United States.

The combination of CMB's Plastics division with CONSTAR International's operations in Europe has resulted, the Company believes, in the leading European producer of plastic packaging. This combination further strengthens the Company's plastics marketing base in Europe and has added product and geographic diversity to this segment. The combination of CMB European plastic operations with existing Company operations has led to certain redundant operations being consolidated. The ultimate result of these actions represents the Company's best efforts to react to industry performance and general business and economic conditions. Further discussion of the Company's restructuring activities is contained in Part II hereof on pages 32 and 33 under Note I to the Consolidated Financial Statements and within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 18 under "Provision for Restructuring".

The Company believes that price, quality and customer service are the principal competitive factors affecting this segment. Based upon sales, the Company believes that it is a leader in the markets for plastic packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

                         Crown Cork & Seal Company, Inc.

The principal raw materials used in the manufacture of plastic containers and closures are various types of resins which are purchased from several commercial sources. Resins are presently available in quantities adequate for the Company's needs. The Company has experienced fluctuations in the cost of resins in the past and has periodically adjusted its selling prices for plastic containers and closures to reflect these movements in resin costs. There can be no assurances, however, that the Company will be able to recover fully any increases in resin prices from its customers in the future.

Typically, the Company identifies market opportunities by working cooperatively with customers and implementing commercially successful programs. The Company believes that it will capitalize on conversions to plastic from other forms of packaging and new markets through its technical expertise, quality reputation and customer service. The Company also believes that its plastic container plant sites are strategically located and sized to meet market requirements.

Capital expenditures for the Plastic Packaging segment were approximately 15 percent of total capital spending for the Company in 1996 as compared to 34 percent in 1995. The decrease, in percentage terms, is reflective of the capacity expansion program which the Company's Plastic segment entered into during the three year period ended December 31, 1995. The Company remains committed to servicing its global customers with plastic containers. Information relating to the Company's capital expenditures is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report on pages 18 and 19 under the caption "Capital Expenditures."

ITEM 2.   PROPERTIES

Crown Cork & Seal Company, Inc., and its worldwide subsidiaries operate 282 manufacturing facilities. Within the United States there are 58 Metal Packaging manufacturing facilities and 29 Plastic Packaging manufacturing facilities. Outside the United States there are 148 Metal Packaging manufacturing facilities and 41 Plastic Packaging manufacturing facilities. There are six manufacturing facilities outside the United States that manufacture both metal and plastic products.

The geographic distribution of the manufacturing facilities is as follows:

                                            Metal            Plastic             Both             No. of            No.
Geographic Area*                          Packaging         Packaging          Segments          Plants           Leased
United States                                58                29                   -               87               34

Canada                                       11                 1                   -               12                -

Central America                               8                 1                   -                9                1

South America                                16                 1                   1               18                2

Europe                                       72                31                   3              106               23

Africa                                       14                 1                   -               15                3

Middle East                                   5                 -                   1                6                1

Asia                                         22                 6                   1               29               15
                              -------------------------------------------------------------------------------------------

         Worldwide Total                    206                70                   6              282               79
                              ===========================================================================================

* Excluded are productive facilities in announced restructurings as well as service or support facilities.

The Company's manufacturing and support facilities are designed according to the requirements of the products to be manufactured, therefore, the type of construction varies from plant to plant. Warehouse and delivery facilities are generally provided at each of the manufacturing locations, although the Company does

                         Crown Cork & Seal Company, Inc.

lease some outside warehouses. Management believes that its manufacturing facilities, taken as a whole, are well maintained and generally adequate for current operations.

Utilization of any particular facility varies based upon demand for the product. While it is not possible to measure with any degree of certainty or uniformity the productive capacity of these facilities, management believes that, if necessary, production can be increased at existing facilities through the addition of personnel, capital equipment and, in some facilities, square footage available for production. In addition, the Company may from time to time acquire additional facilities and / or dispose of existing facilities.

In the design of each new facility, the Company's engineers are instructed to pay particular attention to the safety of operations, abatement of pollution, incorporation of the Company's research activities and the quality of the product to be manufactured at such facility.

In addition to the manufacturing facilities for the Metal Packaging and Plastic Packaging segments, the Company has various support facilities. Such facilities include machine shop locations, printing for cans and crowns, coil shearing, coil coating and RD&E.

The Company generally owns its manufacturing and other facilities, although office facilities are often leased. The Company maintains research facilities in Alsip, Illinois within the United States and in Wantage within the United Kingdom.

The Company is directly involved in post-consumer plastic container recycling and aluminum and steel can recycling at two locations in the United States.

ITEM 3.   LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigations, the adverse determination of which would have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites. Information on this is presented in Part I, Item 1, entitled "Business" appearing on page 3 of this Report and in Part II Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Environmental Matters" appearing on pages 19 and 20 of this Report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock and Preferred Stock are listed on the New York Stock Exchange and the Paris Bourse. On March 14, 1997, there were 5,680 registered shareholders of the Registrant's Common Stock and 9 registered shareholders of the Registrant's Preferred Stock. The market price at December 31, 1996, with respect to the Registrant's Common Stock is set forth on page 46 in Note T of the Notes to the Consolidated Financial Statements entitled "Quarterly Data (unaudited)". The foregoing information regarding the number of registered shareholders of Common Stock and Preferred Stock does not include persons holding stock through clearinghouse systems in the United States and France. It is the present intention of the Company to continue paying dividends on its common stock on a quarterly basis. Further details regarding the Company's policy as to payment of cash dividends are set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Dividends/Issuance of Stock in Connection with CMB Acquisition" appearing on pages 20 and 21 of this Report.

                         Crown Cork & Seal Company, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in millions, except per share, ratios and
  other statistics)                                         1996         1995         1994         1993          1992

Summary of Operations
Net sales.....................................(3)       $8,331.9     $5,053.8     $4,452.2     $4,162.6      $3,780.7
                                                        --------     --------     --------     --------      --------


Cost of products sold............................        6,732.5      4,319.4      3,706.2      3,474.7       3,203.0
Depreciation and amortization....................          495.9        256.3        218.3        191.7         142.4
Selling and administrative expense...............          387.2        139.3        135.4        126.6         112.1
  % to net sales.................................            4.6%         2.8%         3.0%         3.0%          3.0%
Provision for restructuring......................           39.8        102.7        114.6
Gain on sale of assets ..........................          (23.8)        (8.4)        (6.7)         (.7)         (5.6)
Interest expense, net of interest income.........          305.8        136.1         91.6         79.7          63.9
Translation and exchange adjustments ............          (36.5)        (1.1)        10.1         10.8          10.2
                                                        --------     --------     --------     --------      --------


Income before income taxes
  and cumulative effect of accounting changes              431.0        109.5        182.7        279.8         254.7
    % to net sales...............................            5.2%         2.2%         4.1%         6.7%          6.7%
Provision for income taxes.......................          134.4         24.9         55.6         97.4         101.0
Minority interests, net of equity earnings ......          (12.6)        (9.7)         3.9         (1.5)          1.7
                                                        --------     --------     --------     --------      --------


Net income before cumulative effect of
  accounting changes.............................          284.0         74.9        131.0        180.9         155.4
    % to net sales ..............................            3.4%         1.5%         2.9%         4.3%          4.1%
Cumulative effect of accounting changes.......(1)                                                 (81.8)
                                                        --------     --------     --------     --------      --------


Net income....................................(2)          284.0         74.9        131.0         99.1         155.4
                                                        ========     ========     ========     ========      ========
Preferred stock dividends .......................           19.8
                                                        --------     --------     --------     --------      --------


Net income available to common
  shareholders...................................         $264.2        $74.9       $131.0        $99.1        $155.4


Return on average shareholders' equity...........           10.5%         5.3%        10.0%         8.3%         13.9%

-----------------------------------------------------------------------------------------------------------------------------------

Financial Position at December 31

Working capital .................................        ($370.6)      $429.9       $122.6        $43.8        $174.5
Total assets.....................................       12,590.2      5,051.7      4,781.3      4,236.3       3,825.1
Short-term debt plus current long-term debt
  maturities.....................................        1,154.3        608.1        735.8        474.8         379.4
Long-term debt...................................        3,923.5      1,490.1      1,089.5        891.5         939.9
  Total debt to total capitalization.............           56.4%        56.2%        55.3%        50.1%         52.1%
Minority interests...............................          243.8        118.6         75.4         53.7          45.6
Shareholders' equity.............................        3,563.3      1,461.2      1,365.2      1,251.8       1,143.6

-----------------------------------------------------------------------------------------------------------------------------------


                         Crown Cork & Seal Company, Inc.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (Continued)
-----------------------------------------------------------------------------------------------------------------------------------

(in millions, except per share, ratios and
  other statistics)                                      1996         1995         1994         1993         1992
-----------------------------------------------------------------------------------------------------------------------------------

Common Share Data (dollars per share)
Earnings per average common share before
  cumulative effect of accounting changes........        $2.16         $.83        $1.47        $2.08         $1.79
Earnings per average common share................         2.16          .83         1.47         1.14          1.79
Cash dividends...................................         1.00
Market price on December 31......................        54.38        41.75        37.75        41.88         39.88
Book value (based on year-end
  outstanding shares)............................        23.69        16.12        15.28        14.09         13.24
Number of shares outstanding at year-end.........  128,410,797   90,650,814   89,360,040   88,814,533    86,348,180
Average shares outstanding.......................  122,468,206   90,233,518   89,086,999   87,086,553    86,895,574
Shareholders (on record).........................        5,736        5,976        6,011        6,168         4,193

-----------------------------------------------------------------------------------------------------------------------------------

Other Statistics

Capital expenditures.............................       $631.2       $433.5       $439.8       $271.3        $150.6

Number of Employees..............................       44,611       20,409       22,373       21,254        20,378
Actual preferred shares outstanding..............   12,432,622

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Notes:

Total capitalization includes total debt (net of cash and cash equivalents), minority interests and shareholders' equity.

Certain reclassifications of prior years' data have been made to improve comparability. The Company has completed a number of acquisitions during the periods presented. Such acquisitions were accounted for using the purchase method and may affect the comparability of data on a year-to-year basis.

(1) In 1993, the Company adopted SFAS No's 106, 109 and 112 which resulted in an after-tax charge from the cumulative effect of adopting these pronouncements.
(2) Figures for 1996, 1995 and 1994 include after-tax adjustments for restructuring, $31.7 or $.26 per share, $67.0 or $.74 per share and $73.2 or $.82 per share, respectively, and for 1993 the cumulative effect of accounting changes of $81.8 or $.94 per share. Without these adjustments, the return on average shareholders' equity in 1996, 1995, 1994 and 1993 would have been 11.7%, 9.6%, 14.7% and 14.6%, respectively.
(3) The significant sales growth since 1992 is attributed primarily to the acquisitions of CMB (2/96), Van Dorn Company (4/93) and CONSTAR International (10/92).

                         Crown Cork & Seal Company, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share, employee, shareholder and statistical data)

                                  INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial position of Crown Cork & Seal Company, Inc. (the "Company") during the three-year period ended December 31, 1996. This discussion should be read in conjunction with the Letter to Shareholders and the Consolidated Financial Statements included in this annual report.

Effective   February  22,  1996,  the  Company   completed  its  acquisition  of
CarnaudMetalbox (CMB). The consolidated financial statements include the results of CMB operations from this date.

The financial results for 1996 were impacted by restructuring charges totaling pre-tax $39.8 ($31.7 after taxes or $.26 per share).

The financial results for 1995 and 1994 were impacted by a two-phase restructuring plan outlined by the Company in March 1994. Pre-tax income was charged for $102.7 ($67.0 after taxes or $.74 per share) and $114.6 ($73.2 after taxes or $.82 per share), in 1995 and 1994, respectively.

Further information concerning the details of the restructuring plan, including a reconciliation of the restructuring accrual, is included in Note I of the Consolidated Financial Statements and under Restructuring as provided later in this discussion.

                              RESULTS OF OPERATIONS

NET SALES

Net sales during 1996 were $8,331.9, an increase of $3,278.1 or 64.9% versus 1995 net sales of $5,053.8. Net sales during 1994 were $4,452.2. Sales from domestic operations decreased 1.5% in 1996 compared with a 13.7% increase in 1995. Foreign sales increased 198.3%, in 1996 following a 13.2% increase in 1995. Domestic sales accounted for 39.9% of consolidated sales in 1996, 66.8% in 1995 and 66.7% in 1994.

                                                                                         % Increase/
                                                         Net Sales                        (Decrease)
DIVISION                                         1996       1995       1994       1996/1995    1995/1994
Americas....................................  $3,625.9   $3,903.8   $3,479.7         (7.1)        12.2
Europe......................................   4,165.9      914.3      758.1        355.6         20.6
Asia-Pacific................................     376.2      151.9      126.5        147.7         20.1
Other.......................................     163.9       83.8       87.9         95.6         (4.7)
                                              --------   --------   --------
                                              $8,331.9   $5,053.8   $4,452.2         64.9         13.5
                                              ========   ========   ========

The decrease in 1996 Americas Division net sales is a result of (i) decreased raw material prices which forced decreases in selling prices, primarily in PET bottles and aluminum beverage cans and ends, (ii) a seven week work stoppage at eight plants and (iii) weaker economic conditions in Argentina and Brazil;
partially offset by (i) the inclusion of Anchor Hocking Packaging acquired as part of the CMB transaction and (ii) sales unit volume increases in aluminum beverage ends, food cans, aerosol cans and plastic closures. The increase in 1995 Americas Division net sales is a result of (i) increased raw material prices which forced increases in selling prices, primarily in PET bottles and aluminum cans and ends (ii) sales unit volume increases in PET bottles and food cans and (iii) a full year's sales from the Company's food can plants acquired from Tri-Valley Growers in June 1994; partially offset by (i) sales unit volume decreases in aerosol cans and aluminum beverage cans and ends and (ii) the weakening of the Mexican peso against

                         Crown Cork & Seal Company, Inc.


the U.S. dollar during 1995. U.S. sales accounted for approximately 84.2% of division net sales in 1996, 85.4% in 1995 and 83.9% 1994.

Net sales in the European Division, which includes Europe, Africa and the Middle East, increased in 1996 over 1995 due to the acquisition of CMB. Net sales for the Company's existing European Division operations were down 18.4% in 1996 compared to 1995 due primarily to: (i) decreased PET resin prices which were passed on to customers in the form of lower selling prices, (ii) lower sales unit volumes of PET bottles, (iii) aggressive pricing from competition for beverage closures, (iv) the closure of an aluminum beverage end plant and (v) the divestiture of aerosol operations in Italy and the United Kingdom as required by the European Commission in connection with the CMB acquisition. Comparable sales from CMB's historical operations were marginally lower than 1995 due to: (i) lower volumes and selling prices for plastic packaging, (ii) soft market conditions for specialty packaging led by the shift from metal to plastic in the industrial specialty sector, and (iii) the required divestiture of CMB aerosol operations in France, Germany and Spain. The appreciation of the U.S. dollar against most European and African currencies decreased division sales by $121 compared to 1995. Excluding the translation effect on sales and the impact of the aerosol divestiture, sales in aerosol and beverage cans increased while plastic and specialty packaging sales were down compared to 1995. Food can sales in 1996 were up marginally as growth in Eastern Europe, the United Kingdom and Belgium offset declines in Germany and Italy. Pricing remained very competitive across all product lines. The increase in 1995 European Division net sales is primarily a result of (i) increased aluminum and PET resin costs passed on to customers in the form of increased selling prices,
(ii) continued expansion of operations at the Company's beverage can and plastic cap operations in the United Arab Emirates, (iii) increased sales volumes at the Company's dedicated aerosol plant in Mijdrecht, The Netherlands, (iv) plastic closure expansion in Italy, and (iv) the strengthening of many European currencies against the U.S. dollar which increased division sales by $47.

Net sales in the Asia-Pacific Division have increased due to the addition of CMB operations. On a comparative basis to 1995, net sales in the division were adversely impacted by the Company's decision to close four three-piece plants in China acquired as part of the CMB acquisition. Additionally, excess beverage can capacity and aggressive competitive pricing depressed volumes and eroded selling prices in China. These factors were partially offset by increased sales at new Company beverage plants in Beijing and Shanghai. Net sales outside of China were in line with 1995 as sales unit volumes of beverage cans and food cans were strong in Thailand and increased sales contributions from new operations in Vietnam offset lower sales in Malaysia and Singapore. The increase in 1995 Asia-Pacific Division net sales was primarily a result of the start-up of beverage can operations in Shanghai, China, the acquisition of a beverage can and end plant in Huizhou, China, plastic closure expansion in Thailand and the increase in aluminum can and end sheet prices which forced increases in selling prices.

COST OF PRODUCTS SOLD

Cost of products sold, excluding depreciation and amortization for 1996 was $6,732.5, a 55.9% increase from the $4,319.4 in 1995, following increases of 16.5% and 6.5% in 1995 and 1994, respectively. The increase in 1996 cost of products sold is directly attributable to the increased net sales level in 1996 partially offset by decreased raw material prices, particularly aluminum and PET resin. The increase in 1995 cost of products sold primarily reflects (i) increased raw material prices, particularly aluminum and PET resin, (ii) increased unit sales in PET bottles in the U.S. and Europe and (iii) increased unit sales in aluminum beverage cans and ends in South America, the Middle East and China. The increase in 1994 cost of products sold was primarily a result of increased sales levels offset by lower raw material costs and company-wide cost containment programs.

As a percentage of net sales, cost of products sold was 80.8% in 1996 as compared to 85.5% in 1995 and 83.2% in 1994.

                         Crown Cork & Seal Company, Inc.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses for 1996 were $387.2, an increase of 178.0% over 1995 compared to increases of 2.9% for 1995 and 7.0% for 1994. The large increase in 1996 is directly attributable to the acquisition of CMB whose general and administrative activities are highly decentralized and which operates many business units in countries in which social costs are very high. As a percentage of net sales, selling and administrative expenses were 4.6% in 1996, 2.8% in 1995 and 3.0% in 1994.

OPERATING INCOME

The Company views operating income as the principal measure of performance before interest costs and other non-operating expenses. Operating income, after restructuring charges, was $676.5, $236.1 and $277.7 in 1996, 1995 and 1994,
respectively. Operating income of $716.3 in 1996, before the restructuring charge of $39.8, was $377.5 or 111.4% greater than in 1995. Operating income of $338.8 in 1995, before the restructuring charge of $102.7, was $53.5 or 13.6% less than in 1994. Operating income, before restructuring, as a percentage of net sales was 8.6% in 1996 as compared to 6.7% in 1995 and 8.8% in 1994.

An analysis of operating income, before restructuring, by operating division follows:

                                                                                           % Increase/
                                                       Operating Income                    (Decrease)
DIVISION                                         1996       1995       1994          1996/1995    1996/1995
Americas....................................    $200.3     $227.1     $295.6           (11.8)       (23.2)
Europe......................................     490.0       70.7       64.2           593.1         10.1
Asia-Pacific................................      10.7       31.0       25.8           (65.5)        20.2
Other.......................................      15.3       10.0        6.7            53.0         49.3
                                                ------     ------     ------
                                                $716.3     $338.8     $392.3           111.4        (13.6)
                                                ======     ======     ======

Operating income in the Americas Division was 5.5% of net sales in 1996 versus 5.8% in 1995 and 8.5% in 1994. The decrease in 1996 operating margins was due to: (i) continued pricing pressures in both metal and plastic beverage containers, (ii) a seven week work stoppage at eight plants; (iii) lower sales unit volumes of PET bottles and (iv) weaker economic conditions in Argentina and Brazil, partially offset by; (i) the benefits accruing from the restructuring programs initiated in the U.S. in 1995 and 1994, (ii) sales unit volume increases in aluminum beverage ends, food cans, aerosol cans and plastic closures, (iii) increased sales volumes and improved productivity in Canada and Mexico and (iv) the inclusion of Anchor Hocking Packaging, acquired as part of the CMB transaction. Operating income in 1995 decreased compared to 1994 due to increases in raw material costs, principally steel and aluminum, which were not fully passed through to customers, and sales unit volume declines in aerosol cans and aluminum beverage cans and ends; partially offset by sales unit volume increases in food cans, as the division benefited from a full year of operations of the Tri-Valley container plants acquired in June 1994 and the benefits associated with the Company's three-piece steel food and aerosol plant restructuring program initiated in 1994. The Company's suppliers of aluminum can and end sheet implemented a new pricing structure for 1995 which, by formula, is directly tied to the price of ingot on the London Metal Exchange (LME). The formula takes the LME spot price of aluminum ingot and adds other costs to convert and transport aluminum, thereby effectively transferring the volatility in the commodity markets to the Company. This pricing formula remained in effect during 1996. During 1996, the Company entered into contracts with its suppliers of aluminum can and end sheet which, by formula, guarantees prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months' market price of aluminum on the LME. Further, "ceiling" prices have been established under these contracts which set maximum prices that the Company would pay for aluminum.

European Division operating income was 11.8% as a percentage of net sales in 1996 compared to 7.7% in 1995 and 8.5% in 1994. The increase in operating income in 1996 is directly attributable to the addition of CMB operations, primarily its food, beverage and aerosol can businesses. Operating margins for the

                         Crown Cork & Seal Company, Inc.


Company's existing facilities in Europe were lower than 1995 levels due primarily to competitive pressures resulting in reduced volumes and prices for metal and plastic packaging. Comparable operating margins for acquired CMB operations were ahead of 1995 levels due to (i) sales unit volume gains in food, beverage and aerosol cans and (ii) cost reduction programs in which the Company began streamlining (a) inefficient plants, (b) excess administrative overheads and (c) negative contribution products. Partially offsetting these gains were
(i) increased prices for tinplate and (ii) volume erosion and pricing pressure from soft markets in specialty packaging and plastics. Operating income in 1995 increased over 1994 as a result of (i) increased sales unit volumes in beverage cans, aerosol cans, plastic closures and plastic bottles and (ii) the strengthening of many European currencies against the U.S. dollar. As a percentage of net sales, operating income in 1995 decreased compared to 1994 due primarily to product mix and increased raw material costs.

Operating income in the Asia-Pacific Division was 2.8% of net sales in 1996 versus 20.4% in 1995 and 20.4% in 1994. The decrease in 1996 operating margins was due primarily to the addition of CMB operations as excess beverage can capacity and competitive pricing has significantly eroded profits in China. Other factors affecting operating margins were (i) lower sales volumes and competitive pricing in Malaysia (ii) competitive beverage can pricing in Singapore, (iii) sales unit volume declines in three-piece cans in Singapore and
(iv) new plant start-ups in China,  Singapore and Vietnam;  partially  offset by
(i) strong beverage and food can volumes in Thailand and (ii) increased efficiencies in Shanghai. Operating income in 1995 increased over 1994 due to plastic closure expansion in Thailand and increased efficiencies at beverage plants in China.

FOREIGN EXCHANGE

During 1996 the Company recorded a foreign exchange gain of $42.1 due to the impact of a stronger U.S. dollar on the Company's CMB acquisition financing, denominated in French Francs. This French Franc acquisition debt was subsequently refinanced into several functional currencies during 1996. Unfavorable adjustments of $5.6 resulted primarily from the remeasurement of the Company's operations in highly inflationary economies.

NET INTEREST EXPENSE/INCOME

Net interest expense was $305.8 in 1996, an increase of $169.7 when compared to 1995 net interest expense of $136.1. Net interest expense was $91.6 in 1994. The increase in 1996 net interest expense is directly attributable to borrowings which funded the acquisition of CMB. The increase in 1995 net interest expense was due primarily to (i) higher interest rates, (ii) acquisition financing for recent companies acquired and (iii) the substantial capital investment program that the Company had entered into during 1993 through 1995. Specific information regarding acquisitions is found in Note H to the Consolidated Financial Statements, while information specific to Company financing is presented in the Liquidity and Capital Resources section of this discussion and Notes J and K to the Consolidated Financial Statements.

TAXES ON INCOME

The effective tax rates on income were 31.2%, 22.7% and 30.4% in 1996, 1995, and 1994, respectively. The effective rate is lower than the U.S. statutory rate of 35% as a result of lower effective rates in non-U.S. operations, higher non-U.S. income as a percentage of consolidated income and the continuing re-evaluation of reserve and valuation allowance requirements; partially offset by non-deductible amortization of goodwill and other intangibles. A reconciliation of the Company's effective tax rate from the U.S. statutory rate is presented in Note O to the Consolidated Financial Statements.

MINORITY INTERESTS, NET OF EQUITY IN EARNINGS OF AFFILIATES

Minority interests in net income of affiliates were $5.4, $13.6, and $12.4 in 1996, 1995, and 1994, respectively. The decrease in minority interests primarily relates to restructuring losses in South Africa and start-up losses in Brazil, Vietnam and Beijing partially offset by increased sales volumes and earnings in

                         Crown Cork & Seal Company, Inc.


the United Arab Emirates, Hong Kong, Turkey and from CMB operations in Greece, Thailand and Singapore.

Equity in (losses)/earnings of affiliates was a loss of $7.2, and earnings of $3.9 and $16.3 for 1996, 1995, and 1994, respectively. The decrease in equity earnings in 1996 is due primarily to decreased sales volumes in the Company's non-consolidated affiliates in Korea and Brazil. Additionally, start-up losses in Jordan and the devaluation of the bolivar which resulted in losses in the Company's Venezuelan joint venture were partially offset by increased sales volume and earnings in Saudi Arabia and CMB operations in Morocco. The decrease in equity earnings in 1995 was due to both rising aluminum costs and decreased volumes in Saudi Arabia and Korea. The late 1995 devaluation of the bolivar, which eliminated profits in the Company's Venezuelan joint-venture, and slow start-ups in the Company's new ventures in Jordan and Brazil also contributed to the decrease in equity earnings.

The Company continues to invest in emerging market projects which offer substantial rewards as well as exposure to sometimes volatile economies. These markets provide excellent future growth potential for the Company's products and services. The Company believes that the use of business partners in many overseas locations presents another means of entering new markets.

The Company has presented minority interests, net of equity in earnings of affiliates (the components of which can be found in Notes D and P to the Consolidated Financial Statements), as a separate component of net income. Management believes that presenting such earnings as a component of pre-tax income would distort the Company's effective tax rate, and as such, has presented minority interests after the provision for income taxes.

NET INCOME AND EARNINGS PER SHARE

Net income for 1996 was $264.2 compared with $74.9 for 1995 and $131.0 in 1994. Earnings per share for 1996 were $2.16 compared with $.83 and $1.47 in 1995 and 1994, respectively. Excluding the provision for restructuring, 1996 net income increased 108.5% to $295.9 and 1996 earnings per share increased 54.1% to $2.42 compared to 1995. Excluding the provision for restructuring, 1995 net income and earnings per share decreased 30.5% and 31.4%, respectively compared to 1994 while 1994 increased 12.9% and 10.1%, respectively over 1993. The sum of per share earnings by quarter does not equal earnings per share for the years ended December 31, 1996, 1995 and 1994 due to the effect of shares issued during 1996, 1995, and 1994.

INDUSTRY SEGMENT PERFORMANCE

This section presents individual segment results for the last three years. The after-tax charge of $31.7 or $.26 per share related to 1996 restructuring is included in the Metal Packaging segment (Metals) and is excluded in making comparisons to 1996 results. The after-tax charge of $67.0 or $.74 per share related to the 1995 restructuring charge is included as an after-tax charge in Metals of $60.1 or $.67 per share and an after-tax charge of $6.9 or $.07 per share in the Plastics Packaging segment (Plastics) and is excluded in making comparisons to 1995 results. The after-tax charge of $73.2 or $.82 per share related to the 1994 restructuring charge is included as an after-tax charge in Metals and is excluded in making comparisons to 1994 results.

Net sales for Metals in 1996 were $6,619.7, an increase of 73.7% compared to 1995 net sales of $3,811.1. Net sales in 1994 were $3,494.3. Metals sales in 1996 increased over 1995 due to the CMB acquisition, partially offset by decreased aluminum prices which were passed on to customers in the form of lower selling prices. Metals sales in 1995 increased over 1994 as a result of (i) increased raw material prices, particularly aluminum, which were partially passed on to customers in the form of higher selling prices, (ii) increased sales unit volumes in food cans in the U.S. and (iii) increased sales unit volumes in Argentina, China, The Netherlands and the United Arab Emirates.

                         Crown Cork & Seal Company, Inc.


Metals operating income in 1996 was $497.6, before restructuring charges of $39.8 or 7.5% of net sales compared to 1995 operating income of $253.6 or 6.7% of net sales, before restructuring charges of $94.4. Operating income in 1994 was $315.9 or 9.0% of net sales, before restructuring charges of $114.6. The increase in Metals operating income in 1996 is directly attributable to the European food, beverage and aerosol businesses acquired with CMB and increased margins in the North American food and beverage businesses due to improved manufacturing efficiencies, a result of prior restructuring and capital expenditure programs.

Net sales for Plastics increased $469.5 or 37.8% in 1996 from $1,242.7 in 1995. The increase in 1996 Plastics net sales is due entirely to Plastic businesses acquired with the CMB transaction offset by decreased PET prices which were passed on to customers in the form of lower selling prices. Net sales for 1995 increased $284.8 or 29.7% against 1994 net sales of $957.9. The increase in 1995 was primarily a result of the increased unit capacity in the Company's CONSTAR plants. The increased capacity had been generated through significant capital investments during the three years ending December 31, 1995.

Plastics operating income in 1996 was $218.7 or 12.8% of net sales as compared to 1995 operating income of $85.2 or 6.9% of net sales, before restructuring charges of $8.3. Operating income in 1994 was $76.4 or 8.0% of net sales. The increase in Plastics operating income in 1996 is due to the CMB acquisition as profits in all sectors of Plastics but PET beverage bottles offset increasing price competition in PET beverage bottles. Additionally, as a percentage to net sales, Plastics operating income increased in 1996 due to the effect of PET resin price decreases. The decrease in Plastics operating income in 1995 was a result of increased PET resin costs not fully recovered due to competitive pressures in the PET beverage bottle market.

                               FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remains strong. Cash and cash equivalents totaled $160.4 at December 31, 1996 compared to $68.1 and $43.5 at December 31, 1995 and 1994, respectively. The Company's primary sources of cash in 1996 consisted of (i) funds provided from operations $911.2; (ii) the sale of businesses $107.9; and, (iii) proceeds from long-term borrowings $2,075.1. The Company's primary uses of cash in 1996 consisted of (i) the acquisition of CMB $1,537.5; (ii) capital expenditures of $631.2; (iii) net change in short-term debt $423.3; and, (iv) dividends paid $145.4. Improved cash from operations has resulted from (i) growth in net income before non-cash charges for depreciation and amortization, (ii) the portion of the seasonal buildup of CMB's inventories occurring before the acquisition date and (iii) reduced working capital requirements due to lower raw material costs.

The Company funds its working capital requirements on a short-term basis primarily through issuances of commercial paper. At December 31, 1996 the commercial paper program was supported by a $1,000 multi-currency credit facility which was formalized in February 1995, maturing in February 2000 with interest at market rates. The Company's use of the facility was not restricted. At December 31, 1996 and December 31, 1995, there were no funds drawn against this facility. Based on the Company's intention and ability to maintain its credit facility beyond 1997 and 1996, respectively, $700 and $300 of commercial paper borrowings were classified as long-term at December 31, 1996 and 1995, respectively. There was $932.1 and $761.2 in commercial paper outstanding at December 31, 1996 and 1995, respectively.

On February 4,1997, the Company's $1,000 multicurrency credit facility and FRF 13,700 credit agreement were replaced with a new multicurrency revolving credit agreement with a group of domestic and foreign banks. The new agreement makes available $2,500 through 2002. Borrowings under the new agreement are unsecured and bear interest at variable market rates. Borrowings outstanding under the prior FRF 13,700 credit agreement, amounting to $493.1 at December 31,1996, were refinanced under this new agreement.

                         Crown Cork & Seal Company, Inc.

On December 1, 1995, the Company entered into a Revolving Credit and Term Loan Agreement (Credit Agreement) with a syndicate of financial institutions. Pursuant to the Credit Agreement, the lenders made available to the Company French Francs (FRF) 13,700 in a multi-currency revolving credit facility to fund the cash portion of the consideration to be paid in connection with the
Company's proposed Offer (see Acquisition of CarnaudMetalbox below for description of the Offer) to purchase all of the outstanding shares of CMB, to fund the costs and expenses of the Offer, to repurchase shares of capital stock of the Company, or, following the Offer, to be used for general corporate purposes. Borrowings under the facility were permitted in FRF, U.S. Dollars and British Pound Sterling and bear interest at variable market rates. There were no borrowings under this facility at December 31, 1995. A total of FRF 9,100 (approximately $1,800) was drawn on February 22, 1996 to fund the purchase of shares from those CMB shareholders electing cash (approximately 40.1 million CMB shares at FRF 225 per share).

On November 26,1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for the offer and sale of up to $1,300 aggregate principal amount of debt securities of the Company. This amount was combined with the remaining $200 from the December 1994 shelf registration, providing an aggregate $1,500 funding availability. On December 12,1996, the Company sold $1,200 of these public debt securities in five separate tranches, with maturities ranging from seven to 100 years. The issuers were the Company and two wholly-owned finance subsidiaries located in the United Kingdom and France, whose borrowings are fully guaranteed by the Company. The face value of the notes bear interest rates ranging from 6.75% to 7.38%.The offerings by the subsidiaries were simultaneously converted into fixed rate, 8.28% Sterling and 5.75% French Franc obligations through interest rate and currency swaps with various counterparties. Proceeds from the offering were used to repay acquisition indebtedness arising from the CMB acquisition.

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

The Company has, when considered appropriate, hedged its currency exposures on its foreign denominated debt through various agreements with lending institutions. The Company also utilizes a corporate "netting" system which enables resources and liabilities to be pooled and then netted. The Company also enters into interest rate and currency swaps and forward exchange contracts in its management of interest rate and foreign currency exposure. These financial instruments are more fully described in Notes J and K to the Consolidated Financial Statements.

The Company's ratio of total debt (net of cash and cash equivalents) to total capitalization was 56.4%, 56.2% and 55.3% at December 31, 1996, 1995 and 1994, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity. The increase in the Company's total debt in recent years is due to acquisition activity, particularly the 1996 acquisition of CMB and the significant capital expenditure program which the Company has committed to in the last three years. As of December 31, 1996, $48.5 of long-term debt matures within one year.

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

                         Crown Cork & Seal Company, Inc.


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

85,932,200 CMB shares, representing approximately 98.7% of the outstanding CMB shares, were validly tendered into the Offer. Of the CMB shares tendered, 40,125,325 were tendered for cash (aggregating approximately FRF 9,000 or approximately $1,800) and 45,797,825 were exchanged for Units (resulting in the Company issuing 37,300,818 shares of common stock and 12,432,622 shares of acquisition preferred). Pursuant to the terms of the Exchange Offer Agreement, CGIP exchanged its CMB shares for Units and received 21,330,903 shares of common stock and 7,110,300 shares of acquisition preferred. The Company acquired the remaining outstanding shares of CMB during the second quarter of 1996. On October 24, 1996, the Company announced that CGIP had sold a portion of its investment in the Company to a group of underwriters. CGIP sold 10,637,500 shares of the Company's common stock and 3,450,000 shares of the Company's 4.5% convertible preferred stock, resulting in total gross proceeds to CGIP of $644.6 million, before underwriting discounts, commissions and expenses. Upon completion of the offering, CGIP owned common and convertible preferred stock representing approximately 10.1% of the Company's voting power versus 19.9% previously. The Company did not receive any of the proceeds from these secondary offerings. CGIP's shares of common stock and acquisition preferred are held pursuant to the Shareholders Agreement more fully described below.

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

The Shareholders Agreement provides that CGIP is entitled to designate up to three persons to be nominated for election as directors of the Company at each annual meeting of Company shareholders, depending on the amount of Company voting securities beneficially owned by CGIP. On February 22, 1996, the Company's Board of Directors elected Ernest-Antoine Seilliere, Guy de Wouters and Felix G. Rohatyn, who is not standing for reelection in 1997, to the Company's Board in accordance with this provision.

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

                         Crown Cork & Seal Company, Inc.


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

PROVISION FOR RESTRUCTURING

During 1996, the Company provided $39.8 ($31.7 after taxes or $.26 per share) for the costs associated with exiting certain lines of business in its South African operations, the closure of a South American operation and costs associated with restructuring existing businesses in Europe. The Company anticipates that the restructuring actions referred to above, when complete, will generate approximately $10.7 in after-tax cost savings on an annualized basis.

The Company has made an assessment of the restructuring and exit costs to be incurred relative to the acquisition of CMB. Affected by the plan of restructuring are thirty-four regional administrative offices and plants to be closed and approximately thirty-eight plants to be reorganized. The cost of providing severance pay and benefits for the reduction of approximately 6,800 employees (approximately 3,100 positions eliminated by the end of 1996) is approximately $269 and is primarily a cash expense. Actual expenditures for severance pay and benefits through December 31, 1996 amounted to approximately $70. Employees to be terminated include most, if not all, employees at each plant to be closed or reorganized including salaried employees and employees of the respective unions represented at each plant site. The cost associated with the writedown of assets (principally property, plant and equipment) is approximately $185 and has been reflected as a reduction in the carrying value of the Company's assets at December 31, 1996. Lease termination and other exit costs, primarily repayments of government grants and subsidies approximates $49 of the provision and is primarily a cash expense of which $25 had been expended as of December 31, 1996. Details of the restructuring are also presented in Note I to the Consolidated Financial Statements.

The Company estimates that the plan of restructuring CMB operations when complete, will generate annual costs savings of approximately $160 ($105 after-tax) on a full year basis. It is also estimated that capital expenditures of approximately $125 will be made to expand and upgrade other facilities to minimize the adverse effects of the restructuring on existing business and customer relationships.

During 1995 and 1994, the Company recorded pre-tax restructuring charges of $102.7 ($67.0 after taxes or $.74 per share) and $114.6 ($73.2 after taxes or $.82 per share), respectively, as part of a two-phase restructuring plan outlined in March 1994. The combined plan was implemented to streamline the Company's North American operations to improve productivity and to enhance competitiveness. The 1995 and 1994 restructuring plans have been completed as of December 31, 1996.

CAPITAL EXPENDITURES

Consolidated capital expenditures totaled $631.2 in 1996 as compared with $433.5 in 1995. Minority partner contributions to consolidated capital expenditures were approximately $88 and $51 in 1996 and 1995, respectively. During the past five years, capital expenditures totaled $1,926.4.

                         Crown Cork & Seal Company, Inc.


Expenditures in the Americas Division totaled $201 including ongoing projects to convert beverage can and end lines in the U.S. to the 202 diameter from the 206 diameter, the construction of a beverage can and end plant in Brazil and several single-serve PET preform and bottle lines in the U.S.

Investments of $296 were made in the European Division. The Company began construction of a new beverage can and end plant in South Africa as well as installation of additional beverage can lines in existing facilities in Spain and Turkey. The Company also began conversion of 206 diameter lines to the 202 diameter in France, Greece and the UK. The Company also began the first phase of a PET preform center in Italy as well as investing in several easy open food can end lines.

Spending in the Asia-Pacific Division for 1996 totaled $90 as the Company completed the construction of beverage can plants in Hanoi, Vietnam; Beijing, China and Tuas, Singapore. The Company also began the expansion of its beverage can and end plant in Huizhou, China as well as construction of a PET plant in Beijing, China.

The Company expects its capital expenditures in 1997 to approximate $520 including joint-venture partner contributions estimated at approximately $20. The Company plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain costs, as well as those that provide growth opportunities. Capital expenditures, exclusive of potential acquisitions, during the five-year period 1997 through 2001 are expected to approximate $2,500, including $300 being contributed from joint-venture partners. Cash flow from operating activities will provide support for these expenditures; however, depending upon the Company's evaluation of growth opportunities and other existing market conditions, external financing may be required from time to time.

ENVIRONMENTAL MATTERS

The Company has adopted a Corporate Environmental Protection Policy. The implementation of this Policy is a primary management objective and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment, and is operating within the increasingly complex laws and regulations of national, state, and local environmental agencies or is taking action aimed at assuring compliance with such laws and regulations. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases, and, accordingly, does not expect compliance with these laws and regulations to have a material effect on the Company's competitive position, financial condition, results of operations or capital expenditures.

The Company is dedicated to a long-term environmental protection program and has initiated and implemented many pollution preventing programs with the emphasis on source reduction. The Company continues to reduce the amount of metal and plastic used in the manufacture of steel, aluminum and plastic containers through "lightweighting" programs. The Company not only recycles nearly 100 percent of scrap aluminum, steel, plastic and copper used in its manufacturing processes, but through its Nationwide Recyclers subsidiary, is directly involved in post-consumer aluminum, steel and plastics recycling. Additionally, the Company has exceeded the United States Environmental Protection Agency's (EPA) 1995 goals for its 33/50 program which called for companies, voluntarily, to reduce toxic air emissions by 33% by the end of 1992 and by 50% by the end of 1995, compared to the base year of 1988. The cost to accomplish this reduction did not materially affect operating results. Many of the Company's programs for pollution prevention lower operating costs and improve operating efficiencies.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $6.0 during 1996 and $3.3 in 1995. The Company's balance sheet reflects estimated gross remediation liabilities of $53.6 and $20.7 at December 31, 1996 and 1995, respectively, and estimated recoveries related to indemnification from the sellers of acquired companies and the Company's insurance carriers of $16.6 and $15.5 at December 31, 1996 and 1995, respectively.

                         Crown Cork & Seal Company, Inc.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcome of which are subject to various uncertainties) may be decided unfavorably against the Company. It is however, the opinion of Company management, after consulting with counsel, that any unfavorable decision will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

Shareholders' equity was $3,563.3 at December 31, 1996, as compared with $1,461.2 at December 31, 1995. The increase in 1996 equity represents the retention of $264.2 of earnings in the business, a $17.3 minimum pension liability adjustment as more fully described in Note N to the Consolidated
Financial Statements, the issuance of 37,300,818 common shares (common) and 12,432,622 shares of 4.5% cumulative convertible preferred stock (acquisition preferred) in connection with the acquisition of CMB and the issuance of 459,165 common shares for various stock purchase and savings plans offset by dividends declared on common of $128.2 and equity adjustments for currency translation in non-U.S. subsidiaries of $145.4. The book value of each share of common stock at December 31, 1996 was $23.69 as compared to $ 16.12 at December 31, 1995.

In 1996, the return on average shareholders' equity before restructuring was 11.7% as compared to 9.6% in 1995. Including the restructuring charges, the return on average shareholders' equity was 10.5% in 1996 compared to 5.3% in 1995.

The Board of Directors has approved resolutions authorizing the Company to repurchase shares of its common stock to meet the requirements for the Company's various stock purchase and savings plans. The Company acquired 7,401 shares and 347,360 shares of common stock in 1995 and 1994 for $.3 and $12.7, respectively. There were no stock repurchases during 1996.

DIVIDENDS/ISSUANCE OF STOCK IN CONNECTION WITH CMB ACQUISITION

During 1996, the Company declared cash dividends totaling $128.2 representing a quarterly dividend of $.25 per common share.

During 1995, the Company, pursuant to a shareholder rights plan, authorized the distribution of one right per common share held, to be exercisable in certain events involving the acquisition of 15 per cent or more of the Company's outstanding common stock. Upon the completion of the CMB acquisition, the Company's shareholders also authorized the Company to issue up to an additional 380 million shares of its common stock, up to 30 million shares of additional preferred stock (additional preferred) and up to 50 million shares of acquisition preferred. In connection with the completion of the CMB acquisition, the Company, on February 26, 1996, issued approximately 37.3 million shares of its common stock and 12.4 million shares of its acquisition preferred.
Subsequent to the issuance of the acquisition preferred, the number of authorized shares of acquisition preferred was reduced and no further shares of acquisition preferred shall be issued. The acquisition preferred, additional preferred, and shareholder rights plan are more fully described in Note M to the Consolidated Financial Statements.

During 1996 the Company filed a Registration Statement to register 10 million shares of its common stock for implementation of a Dividend Reinvestment and Stock Purchase Plan ("Plan"). The Plan covers all registered shareholders of the Company's common stock as well as those beneficial owners who have either become shareholders of record by having shares transferred into their name or by making arrangements with their broker or other nominees to participate on their behalf. During 1996, 3,527 shares of common stock were issued under the Plan.

                         Crown Cork & Seal Company, Inc.

At December 31, 1996, common shareholders of record numbered 5,736 compared with 5,976 at the end of 1995. Total common shares outstanding were 128,410,797 at December 31, 1996 compared to 90,650,814 at December 31, 1995. Total acquisition preferred shares outstanding were 12,432,622 at December 31, 1996.

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

FORWARD LOOKING STATEMENTS

Statements included in Management's Discussion and Analysis of Results of Operations and Financial Condition and the discussion of the restructuring plan in Note I to the Consolidated Financial Statements included in this Annual Report, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements", within the meaning of the federal securities laws. In addition, The Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company's ability to integrate CMB's operations into its existing operations and to realize synergistic benefits from the CMB acquisition (including effective raw material procurement, elimination of redundant selling, general and administrative functions, and global product offerings) and the consolidation and restructuring of the combined operations; ability to realize cost savings from its restructuring programs; changes in raw material pricing (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company's ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; the Company's ability to generate significant free cash flow to invest in its business and to maintain appropriate debt levels; the Company's ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors' pricing for products; changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; changes in U.S. or international economic or political conditions, such as, inflation or fluctuations in interest or foreign exchange rates; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; and changes in labor relations and costs. Some of the factors noted above are discussed elsewhere in this Annual Report and prior Company filings with the Securities and Exchange Commission (the "SEC'). In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

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

                         Crown Cork & Seal Company, Inc.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

       Financial Statements

         Report of Independent Accountants..................................23

         Consolidated Statements of Income..................................24

         Consolidated Balance Sheets........................................25

         Consolidated Statements of Cash Flows..............................26

         Consolidated Statements of Shareholders' Equity....................27

         Notes to Consolidated Financial Statements.........................28

        Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts
          and Reserves......................................................47

                         Crown Cork & Seal Company, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Crown Cork & Seal Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Cork & Seal Company, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, PA 19103
March 17, 1997

                         Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
Net sales.................................................         $8,331.9          $5,053.8         $4,452.2
                                                                   --------          --------         --------


Costs, expenses and other income
   Cost of products sold (excluding
     depreciation and amortization).......................          6,732.5           4,319.4          3,706.2
   Depreciation and amortization..........................            495.9             256.3            218.3
   Selling and administrative expense.....................            387.2             139.3            135.4
   Provision for restructuring . . Note I.................             39.8             102.7            114.6
   Gain on sale of assets.................................            (23.8)             (8.4)            (6.7)
   Interest expense, net of interest income...............            305.8             136.1             91.6
   Translation and exchange adjustments...................            (36.5)             (1.1)            10.1
                                                                   --------          --------         --------
                                                                    7,900.9           4,944.3          4,269.5
                                                                   --------          --------         --------

Income before income taxes................................            431.0             109.5            182.7

   Provision for income taxes . . Note O..................            134.4              24.9             55.6
                                                                   --------          --------         --------

Income from operations....................................            296.6              84.6            127.1
                                                                   --------          --------         --------

   Minority interests, net of
     equity earnings . . Notes P and D....................            (12.6)             (9.7)             3.9
                                                                   --------          --------         --------

Net income................................................            284.0              74.9            131.0

Preferred stock dividends . . Note M......................             19.8
                                                                   --------          --------         --------


Net income available to common
   shareholders...........................................           $264.2             $74.9           $131.0
                                                                   ========          ========         ========


-----------------------------------------------------------------------------------------------------------------------------------


Average common share data:

Earnings..................................................            $2.16              $.83            $1.47
                                                                   ========          ========         ========

Dividends.................................................            $1.00
                                                                   ========          ========         ========


-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Certain reclassifications of prior years' data have been made to improve comparability.

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

-----------------------------------------------------------------------------------------------------------------------------------
December 31                                                                       1996                  1995
-----------------------------------------------------------------------------------------------------------------------------------

Assets
Current assets
   Cash and cash equivalents...........................................           $160.4                 $68.1
   Receivables . . Note B..............................................          1,349.3                 744.3
   Inventories . . Note C..............................................          1,423.8                 811.9
   Prepaid expenses and other current assets...........................            358.4                  84.6
                                                                               ---------              --------
          Total current assets.........................................          3,291.9               1,708.9
                                                                               ---------              --------
Long-term notes and receivables........................................             82.2                  63.5
Investments . . Note D.................................................             90.3                  57.5
Goodwill, net of amortization..........................................          4,809.9               1,095.7
Property, plant and equipment . . Note E...............................          3,717.3               2,005.9
Other non-current assets...............................................            598.6                 120.2
                                                                               ---------              --------
           Total.......................................................        $12,590.2              $5,051.7
                                                                               =========              ========

Liabilities & Shareholders' Equity
Current liabilities
   Short-term debt . . Note J..........................................         $1,105.8                $537.9
   Current portion of long-term debt . . Note J........................             48.5                  70.2
   Accounts payable and accrued liabilities . . Note F.................          2,460.9                 668.2
   United States and foreign income taxes..............................             47.3                   2.7
                                                                               ---------              --------
          Total current liabilities....................................          3,662.5               1,279.0
                                                                               ---------              --------
Long-term debt, excluding current maturities . . Note J................          3,923.5               1,490.1
Other non-current liabilities . . Note G...............................            458.2                 112.2
Postretirement and pension liabilities . . Note N......................            738.9                 590.6
Minority interests . . Note P..........................................            243.8                 118.6

Shareholders' equity
   Preferred stock, 4.5% cumulative convertible, par value:
      $41.8875 per share; authorized: 12,432,622; issued and
      outstanding: 1996 - 12,432,622; 1995 - None . . Note M...........            520.8
   Additional preferred stock, authorized: 30,000,000; none
      issued. . Note M.................................................
   Common stock with $5.00 par value per share;
      1996 - Authorized 500,000,000; issued 155,791,632
      1995 - Authorized 120,000,000; issued 118,490,814 . . Note M.....            779.0                 592.5
   Additional paid-in capital..........................................          1,567.3                 182.7
   Retained earnings...................................................          1,185.0               1,049.0
   Minimum pension liability . . Note N................................            (14.8)                (32.1)
   Cumulative translation adjustment...................................           (337.1)               (191.7)
   Treasury stock (1996 - 27,380,835 shares;
      1995 - 27,840,000 shares)........................................           (136.9)               (139.2)
                                                                               ---------              --------
          Total shareholders' equity ..................................          3,563.3               1,461.2
                                                                               ---------              --------
          Total........................................................        $12,590.2              $5,051.7
                                                                               =========              ========
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Certain reclassifications of prior years' data have been made to improve comparability.

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
   Net income...................................................  $   284.0         $    74.9        $   131.0
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization..............................      495.9             256.3            218.3
     Provision for restructuring................................       31.7              67.0             73.2
     Foreign currency gain......................................      (42.1)
     Gain on sale of assets.....................................      (15.5)             (5.5)            (4.4)
     Deferred income taxes......................................       91.7              (3.2)           (14.0)
     Minority interests in earnings of subsidiaries.............        5.4              13.6             12.4
     Equity in earnings of joint ventures, net of
       dividends................................................       14.5               1.5             (9.0)
     Other, net.................................................       (6.9)             (4.2)             4.1
   Changes in assets and liabilities, net of businesses acquired:
     Receivables................................................      247.2             (24.7)          (185.5)
     Inventories................................................       20.3             (55.1)           (37.8)
     Accounts payable, accrued and other liabilities............     (193.8)           (172.5)          (162.8)
     Other, net.................................................      (21.2)             16.5            (18.7)
                                                                  ---------         ---------        ---------
         Net cash provided by operating activities..............      911.2             164.6              6.8
                                                                  ---------         ---------        ---------

Cash flows from investing activities
   Capital expenditures.........................................     (631.2)           (433.5)          (439.8)
   Acquisition of businesses, net of cash acquired..............   (1,537.5)            (14.2)           (65.7)
   Proceeds from sale of property, plant and
     equipment..................................................       32.6              26.8              7.7
   Proceeds from sale of businesses.............................      107.9
   Other, net...................................................       (6.5)            (17.1)            (1.5)
                                                                  ---------         ---------        ---------
         Net cash used for investing activities.................   (2,034.7)           (438.0)          (499.3)
                                                                  ---------         ---------        ---------


Cash flows from financing activities
   Proceeds from long-term debt.................................    2,075.1             365.4            154.8
   Payments of long-term debt...................................     (303.3)           (209.0)          (186.5)
   Net change in short-term debt................................     (423.3)             99.8            495.6
   Dividends paid...............................................     (145.4)
   Common stock:
     Repurchase for treasury....................................                          (.3)           (12.7)
     Issued under various employee benefit plans................       11.0              21.2             16.3
   Minority contributions, net of dividends paid................        3.7              21.5              9.0
                                                                  ---------         ---------        ---------
         Net cash provided by financing activities..............    1,217.8             298.6            476.5
                                                                  ---------         ---------        ---------

Effect of exchange rate changes on cash and
   cash equivalents.............................................       (2.0)              (.6)             5.3
                                                                  ---------         ---------        ---------
Net change in cash and cash equivalents.........................       92.3              24.6            (10.7)
Cash and cash equivalents at January 1..........................       68.1              43.5             54.2
                                                                  ---------         ---------        ---------
Cash and cash equivalents at December 31........................  $   160.4         $    68.1        $    43.5
                                                                  =========         =========        =========
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Certain reclassifications of prior years' data have been made to improve comparability.

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Minimum  Cumulative
                                             Preferred   Common    Paid-In   Retained    Pension  Translation Treasury
                                              Stock      Stock     Capital   Earnings   Liability Adjustment    Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1993...................             $592.5     $167.4     $843.1     ($46.3)   ($156.5)   ($148.4)  $1,251.8

Net income - 1994...........................                                    131.0                                       131.0
Stock repurchased:
    347,360 shares..........................                         (10.9)                                       (1.8)     (12.7)
Stock issued under stock option
  and employee savings plans:
  892,867 shares............................                          11.9                                         4.4       16.3
Minimum pension liability
  adjustment................................                                                (1.8)                            (1.8)
Translation adjustments.....................                                                          (19.4)                (19.4)
                                              ------     ------   --------   --------     ------    -------    -------   --------

Balance December 31, 1994...................              592.5      168.4      974.1      (48.1)    (175.9)    (145.8)   1,365.2

Net income - 1995...........................                                     74.9                                        74.9
Stock repurchased:
  7,401 shares..............................                           (.3)                                                   (.3)
Stock issued under stock option
  and employee savings plans:
  1,298,175 shares..........................                          14.6                                         6.6       21.2
Minimum pension liability
  adjustment................................                                                16.0                             16.0
Translation adjustments.....................                                                          (15.8)                (15.8)
                                              ------     ------   --------   --------     ------    -------    -------   --------

Balance December 31, 1995...................              592.5      182.7    1,049.0      (32.1)    (191.7)    (139.2)   1,461.2

Net income - 1996...........................                                    284.0                                       284.0
Stock issued in business
  combination:
  Common: 37,300,818 shares.................              186.5    1,375.9                                                1,562.4
  Preferred: 12,432,622 shares..............  $520.8                                                                        520.8
Dividends declared:
  Common: ..................................                                   (128.2)                                     (128.2)
  Preferred:................................                                    (19.8)                                      (19.8)
Stock issued under stock option
 and employee savings plans:
  459,165 shares............................                           8.7                                         2.3       11.0
Minimum pension liability
  adjustment................................                                                17.3                             17.3
Translation adjustments.....................                                                         (145.4)               (145.4)
                                              ------     ------   --------   --------     ------    -------    -------   --------
Balance December 31, 1996...................  $520.8     $779.0   $1,567.3   $1,185.0     ($14.8)   ($337.1)   ($136.9)  $3,563.3
                                              ======     ======   ========   ========     ======    =======    =======   ========


-----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share, employee, shareholder and statistical data)

A. Summary of Significant Accounting Policies

Business and Principles of Consolidation
The consolidated financial statements include the accounts of Crown Cork & Seal Company, Inc. (the "Company") and its wholly-owned and majority-owned subsidiary companies. The Company manufactures and sells metal and plastic containers, aluminum and plastic closures and crowns as well as manufactures filling, packaging and handling machinery. These products are manufactured in the Company's plants both within and outside the United States and are sold through the Company's sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements have been prepared in conformity with generally accepted accounting principles and reflect management estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in joint ventures and other companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally greater than 20% ownership), are accounted for by the equity method. Other investments are carried at cost.

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

Inventory Valuation
Inventories are carried at the lower of cost or market, with cost for domestic metal, plastic container, crown and closure inventories principally determined under the last-in, first-out (LIFO) method. Machinery Division and non-U.S. inventories are principally determined under the average cost method.

Goodwill
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefited (primarily 40 years). On an annual basis the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to $221.6 and $117.8 at December 31, 1996 and 1995, respectively.

Property, Plant and Equipment
Property,   plant  and  equipment   (PP&E)  is  carried  at  cost  and  includes
expenditures for new facilities and those costs which substantially increase the useful lives of existing PP&E. Cost of significant assets

                         Crown Cork & Seal Company, Inc.

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

Depreciation and amortization are provided on a straight-line basis for financial reporting purposes and an accelerated basis for tax purposes over the estimated useful lives of the assets. The range of estimated economic lives assigned to each significant fixed asset category are as follows: Land Improvements-25; Buildings and Building Improvements-25 to 40; Other Depreciable Assets-3 to 14.

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

Research and Development
Research, development and engineering expenditures which amounted to $51.5, $22.3 and $21.1 in 1996, 1995 and 1994, respectively, are expensed as incurred. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products.

Earnings Per Share
Primary earnings per average common share is computed by dividing net income available to common shareholders by primary weighted average common shares. Primary weighted average common shares equal weighted average common shares plus dilutive common share equivalents. Fully diluted earnings per share is computed assuming the conversion of the Company's 4.5% cumulative convertible preferred stock.

Reclassifications
Certain reclassifications of prior years' data have been made to improve comparability.

-------------------------------------------------------------------------------

B. Receivables

                                                 1996         1995
     Accounts and notes receivable ........   $1,266.2      $660.9
     Less: allowance for possible losses...      (92.0)      (10.0)
                                              --------      ------
       Net trade receivables ..............    1,174.2       650.9
     Miscellaneous receivables ............      175.1        93.4
                                              --------      ------
                                              $1,349.3      $744.3
                                              ========      ======


The  Company has  agreements  to sell  certain of its  non-U.S.  trade  accounts receivable. At December 31, 1996 approximately $134 (none in 1995) of receivables had been sold with limited recourse under these arrangements and are reflected as a reduction of trade accounts receivable. Fees and discounting expense related to these arrangements amounted to $5 in 1996 and are included in interest expense.

-------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

C. Inventories

                                  1996        1995
Finished goods ..............    $529.8     $305.3
Work in process .............     210.7       94.3
Raw materials ...............     550.1      331.3
Supplies and repair parts....     133.2       81.0
                               --------     ------
                               $1,423.8     $811.9
                               ========     ======

Approximately 34% and 45% of worldwide inventories at December 31, 1996 and 1995, respectively, were stated on the last-in, first-out (LIFO) method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 1996 and 1995, total inventories would have been $18.5 and $45.4 higher, respectively.

-------------------------------------------------------------------------------

D. Investments

                                                              1996      1995
January 1 .................................................  $57.5      $47.7
Acquisition of CMB ........................................   35.6
Acquisition of equity and investments in joint ventures....   12.6       13.3
Equity in earnings of joint ventures ......................   (7.2)       3.9
Dividends received from equity affiliates .................   (7.3)      (5.4)
Change in cumulative translation on net assets of
    equity affiliates .....................................    (.9)      (1.0)
Change in reporting entity ................................              (1.0)
                                                             -----      -----
December 31 ...............................................  $90.3      $57.5
                                                             =====      =====

-------------------------------------------------------------------------------

E. Property, Plant and Equipment

                                                         1996          1995
Buildings and improvements .........................    $886.4        $511.6
Machinery and equipment ............................   3,744.0       2,434.8
                                                      --------      --------
                                                       4,630.4       2,946.4
Less:  accumulated depreciation and amortization....  (1,537.9)     (1,239.8)
                                                      --------      --------
                                                       3,092.5       1,706.6
Land and improvements ..............................     258.2          84.2
Construction in progress ...........................     366.6         215.1
                                                      --------      --------
                                                      $3,717.3      $2,005.9
                                                      ========      ========

-------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

F. Accounts Payable and Accrued Liabilities

                                                   1996        1995
Trade accounts payable ........................  $1,377.0     $387.5
Interest ......................................      78.2       21.3
Salaries, wages and other employee benefits....     214.5      154.6
Environmental .................................       6.7        4.2
Restructuring .................................     243.3       14.9
Deferred taxes ................................     101.5        9.1
Other .........................................     439.7       76.6
                                                 --------     ------
                                                 $2,460.9     $668.2
                                                 ========     ======


-------------------------------------------------------------------------------

G. Other Non-Current Liabilities

                                                     1996       1995
Postemployment benefits........................     $36.3      $14.8
Restructuring .................................      16.4       10.3
Deferred taxes ................................     304.0       40.4
Environmental .................................      46.9       16.5
Other .........................................      54.6       30.2
                                                   ------     ------
                                                   $458.2     $112.2
                                                   ======     ======


Other non-current assets includes $16.6 and $15.5 at December 31, 1996 and 1995, respectively, for estimated recoveries related to environmental liabilities.

-------------------------------------------------------------------------------

H. Acquisitions

Effective February 22,1996 the Company acquired CarnaudMetalbox (CMB) for approximately $3,986; including $1,903 in cash, $1,562 in Crown common stock and $521 in Crown 4.5% cumulative convertible preferred stock. The cash portion of the consideration was financed through a Revolving Credit and Term Loan facility. This facility was subsequently refinanced. See Note J and Management's Discussion and Analysis for further details on the refinancing. The Company also acquired, in separate transactions, the assets of a tooling company in Pennsylvania for approximately $1 in cash and the assets of a coil cutting and coating facility in California for approximately $5 in cash. Both transactions were financed through cash from operations.

During 1995, the Company acquired, in separate transactions, the assets of a plastics recycling company in Florida for approximately $3 in cash and the assets of a beverage can manufacturer in Huizhou, China for approximately $11 in cash. Both transactions were financed through cash from operations.

On June 27, 1994, the Company acquired the can manufacturing facilities of Tri-Valley Growers for approximately $61 in cash, which was financed principally through cash from operations. The Company also acquired the stock of a tooling company in Pennsylvania for approximately $3 in cash.

For financial reporting purposes, all of the acquisitions above were treated as purchases. An excess purchase price of approximately $3,800 has been determined, based upon the fair values of assets acquired and liabilities assumed in connection with the above acquisitions. The operating results of each
acquisition  are  included  in   consolidated   net  income  from  the  date  of
acquisition.

                         Crown Cork & Seal Company, Inc.


The following represents the non-cash impact of the acquisitions noted above:

                                                          1996         1995       1994
Fair value of assets acquired, including goodwill       $7,995.2      $14.2      $89.1
Liabilities assumed .............................       (4,003.5)                (25.1)
Issuance of common stock ........................       (1,562.4)
Issuance of 4.5% cumulative convertible
    preferred stock .............................         (520.8)
                                                        --------      -----      -----
Cash paid .......................................       $1,908.5      $14.2      $64.0
                                                        ========      =====      =====

The following represents the unaudited pro forma results of operations as if the above noted business combinations had occurred at the beginning of the respective year in which the companies were acquired as well as at the beginning of the immediately preceding year:

(unaudited)                                                                         1996          1995
Net sales ...............................................................        $8,939.8      $10,013.7
Income before income taxes (1) ..........................................           401.1          134.6
Net income ..............................................................           267.3          124.4
Net income available to common shareholders .............................           243.9          101.0
Earnings per average common share .......................................           $1.90           $.79

(1) Includes minority interests, net of equity in earnings of affiliates.

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

-------------------------------------------------------------------------------

I.  Restructuring

During 1996, the Company provided $39.8 ($31.7 after taxes or $.26 per share) for the costs associated with exiting certain lines of business in its South African operations, the closure of a South American operation and costs associated with restructuring existing businesses in Europe. The Company anticipates that the restructuring actions referred to above, when complete, will generate approximately $10.7 in after-tax cost savings on an annualized basis. Except for the restructuring costs associated with the acquisition of CMB discussed below, the Company records restructuring charges against operations and provides a reserve or writes down assets, as appropriate, based on the best information available at the time that the decision is made to restructure. The balance of these reserves (excluding the write-down of assets which are reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities and other non-current liabilities.

The Company has made an assessment of the restructuring and exit costs to be incurred relative to the acquisition of CMB. Affected by the plan of restructuring are thirty-four regional administrative offices and plants to be closed and approximately thirty-eight plants to be reorganized. The plan of restructuring which commenced at the end of the first quarter of 1996 is expected to be substantially completed during 1997. Since commencement of the plan of restructuring, the Company has determined alternative sites for manufacture and qualified the new manufacturing sites with customers. As of December 31, 1996, the Company had accrued approximately $503 for the costs associated with restructuring CMB operations and allocated such costs to the purchase price of CMB in accordance with purchase accounting requirements.

                         Crown Cork & Seal Company, Inc.


These costs comprise severance pay and benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 6,800 employees is estimated at approximately $269 and is primarily a cash expense. Employees to be terminated include most, if not all, employees at each office or plant to be closed and selected employees at those plants to be reorganized including salaried employees and employees of the respective unions represented at each plant site. The write-down of assets (principally property, plant and equipment) is estimated at approximately $185 and has been reflected as a reduction in the carrying value of the Company's assets. Lease termination and other exit costs, primarily repayments of government grants and subsidies, are estimated at approximately $49 and are primarily cash expenses. The $503 million in restructuring costs recorded in connection with the CMB acquisition includes the $95 million restructuring charge previously announced by CarnaudMetalbox Asia Ltd., a subsidiary of the Company.

The Company estimates that the plan of restructuring CMB operations, when complete, will generate annual cost savings of approximately $160 ($105 after-tax)on a full year basis. It is also estimated that capital expenditures of approximately $125 will be made to expand and upgrade other facilities to minimize the adverse effects of the restructuring on existing business and customer relationships.

During 1995 and 1994, the Company recorded pre-tax restructuring charges of $102.7($67.0 after taxes or $.74 per share)and $114.6 ($73.2 after taxes or $.82 per share), respectively, as part of a two-phase restructuring plan outlined in March 1994. The combined plan was implemented to streamline the Company's North American operations, to improve productivity and to enhance competitiveness.

The components of restructuring are as follows:

                                    Balance at   Provisions   Provisions                  Transfer    Balance at
                                   December 31, for existing    for CMB        1996        against   December 31,
                                       1995      businesses   businesses     activity      assets        1996
Employee costs ..................      $11.5        $18.6        $268.9      ($76.9)                    $222.1
Writedown of assets .............                    15.3         185.2                   ($200.5)
Lease termination and
  other exit costs ..............       13.7          5.9          48.6       (30.6)                      37.6
                                       -----        -----        ------     -------       -------      ------
                                       $25.2        $39.8        $502.7     ($107.5)      ($200.5)     $259.7
                                       =====        =====        ======     =======       =======      ======

The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters many of which are outside the Company's control. The Company's estimate of cost savings is not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and is subject to the considerations described in Management's Discussion and Analysis under "Forward-Looking Statements". Shareholders are cautioned not to place undue reliance on the estimate and the assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

-------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


J. Short-Term Borrowings and Long-Term Debt

                                                                                  1996             1995
Short-term borrowings (1)
   Commercial paper (2)(6).............................................           $232.1            $461.2
   U.S. dollar bank loans/overdrafts (6)...............................            164.9              17.9
   Other currency bank loans/overdrafts (6)............................            708.8              58.8
                                                                                --------          --------
     Total short-term borrowings.......................................         $1,105.8            $537.9
                                                                                ========          ========

Long-term debt (7)
   U.S. Dollars:
     Commercial Paper (2) (6)..........................................           $700.0            $300.0
     Private placements: average 1996 rate 7.3% due
       2000 through 2005...............................................            205.0              50.0
     Senior notes and debentures:
       5.88% due 1998..................................................            100.0             100.0
       7.00% due 1999..................................................            100.0             100.0
       6.75% due 2003 (3)..............................................            400.0
       6.75% due 2003..................................................            200.0             200.0
       8.38% due 2005..................................................            300.0             300.0
       7.00% due 2006 (3)..............................................            300.0
       8.00% due 2023..................................................            200.0             200.0
       7.38% due 2026 (3)..............................................            350.0
       7.50% due 2096 (3)..............................................            150.0
     Other indebtedness: rates  in 1996 ranging from
       6.1% to 10.1%, due 1996 through 2015............................            188.0             106.8
                                                                                --------          --------
                                                                                 3,193.0           1,356.8
                                                                                --------          --------

Other currencies (average interest rate at December 31, 1996 in parentheses):
     German Mark borrowings (5)........................................                              104.0
     Perpetual notes in French Francs (8.0%) (4).......................            232.5
     Preference shares in French Francs (8.5%), due 1998...............            283.9
     Other French Franc indebtedness (4.5% to 12.4%),
       due 1997 through 2001...........................................            147.9
     Capital lease obligations in various currencies ..................             40.0
     Other indebtedness in various currencies,rates in
       1996 ranging from 6.5% to 15.1%, due 1997
       through 2003....................................................             74.7              99.5
                                                                                --------          --------
           Total long-term debt........................................          3,972.0           1,560.3

Less: current maturities ..............................................            (48.5)            (70.2)
                                                                                --------          --------
           Total long-term debt........................................         $3,923.5          $1,490.1
                                                                                ========          ========

(1) The weighted average interest rates for commercial paper outstanding during 1996, 1995 and 1994, were 5.5%, 6.1% and 4.8%, respectively. The weighted average interest rates for notes and overdrafts outstanding during 1996, 1995 and 1994, were 6.3%, 8.6% and 6.9%, respectively.
(2) At December 31, 1996 and December 31, 1995, $700 and $300, respectively, of commercial paper was reclassified as long term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis through committed credit facilities.
(3) On November 26, 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for the possible offering and sale of up to $1,300 aggregate principal amount of


                         Crown Cork & Seal Company, Inc.


     debt securities of the Company. This amount was combined with the remaining $200 from a December 1994 Registration Statement, providing an aggregate $1,500 funding availability. On December 12,1996, the Company sold $1,200 of these public debt securities in five separate tranches, with maturities ranging from seven to 100 years. The issuers included the Company and two wholly-owned finance subsidiaries located in the United Kingdom and France, whose borrowings are fully guaranteed by the Company. The face value of the notes bear interest rates ranging from 6.75% to 7.38%. The offerings by the subsidiaries, amounting to $700, were simultaneously converted into fixed rate, 8.28% Sterling and 5.75% French Franc obligations through interest rate and currency swaps with various counterparties. Proceeds from the offering were used to repay acquisition indebtedness arising from the CMB acquisition.
(4) On January 31, 1997, the perpetual notes were terminated and refinanced by the Company's committed long-term credit facilities.
(5) At December 31, 1995, the German Mark borrowing, a LIBOR-based facility, was classified as long-term, reflecting the Company's intent and ability to refinance this borrowing on a long-term basis through committed credit facilities.
(6) On February 4, 1997, the Company's $1,000 multicurrency credit facility and FRF 13,700 credit agreement were replaced with a new multicurrency revolving credit agreement with a group of domestic and foreign banks. The new agreement makes available $2,500 through 2002. Borrowings under the new agreement are unsecured and bear interest at variable market rates. The agreement contains certain financial covenants related to leverage and interest coverage. Borrowings outstanding under the prior FRF 13,700 credit agreement, amounting to $493.1 at December 31, 1996, were refinanced under this new agreement.
(7) The Company is also party to other interest rate swap agreements, with remaining terms of between one to five years. The notional amounts of these agreements do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risks. At December 31, 1996 and December 31, 1995 the notional amounts of these swaps were $1,219 and $34, respectively.

Aggregate maturities of total long-term debt for the five years subsequent to December 31, 1996 are $48.5, $441.1, $152.8, $140.8 and $229.9, respectively.
Cash payments for interest were $ 290.5 in 1996, $113.4 in 1995 and $107.1 in 1994 (including amounts capitalized of $7.7 in 1996, $5.8 in 1995 and $5.5 in 1994, respectively.)

The estimated fair value of the Company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities, did not differ materially from carrying values at December 31, 1996 and 1995, respectively.

-------------------------------------------------------------------------------

K.  Financial Instruments

In the normal course of business, operations of the Company are exposed to fluctuations in currency values, interest rates, commodity prices and other market risks. The Company addresses these risks through a program that includes the use of financial instruments. The Company controls the credit risks associated with these financial instruments through credit approval, investment limits and centralized monitoring procedures and systems. The Company uses only liquid investments from creditworthy institutions and does not enter into leveraged, tiered or illiquid contracts. Further, the Company does not enter into financial instruments for trading purposes.

Foreign Currency Management
With respect to balance sheet exposures, the Company has an internal netting strategy to match foreign currency assets and liabilities wherever possible. This is achieved through the individual capital structure of overseas subsidiaries complemented by the use of financial instruments. The Company also enters into various types of foreign exchange contracts, principally forward exchange contracts and swaps, in

                         Crown Cork & Seal Company, Inc.

managing the foreign exchange risk arising from certain foreign currency transactions. At December 31, 1996 the Company had outstanding forward exchange contracts, principally in European currencies, Singapore dollars, and US dollars, both buy and sell, for an aggregate notional amount of $2,311 (1995 $237). Based on year-end exchange rates and the maturity dates of the various contracts, the aggregate contract value of these items approximated fair value at December 31, 1996 and December 31, 1995. Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

Interest Rate Risk Management
The Company uses interest rate swaps, interest rate caps, and currency swaps to manage interest rate risk related to borrowings. Interest rate and currency swap agreements which hedge third party debt issues are described in Note J. Costs associated with these financial instruments are generally amortized over the lives of the instruments and are not material to the Company's financial results. Differences in interest, which are paid or received, are recognized as adjustments to interest expense from the debt obligations.

Commodities
The Company's basic raw materials for products in its metal and plastic packaging segments are subject to significant price fluctuations. In terms of commodity risks, the Company uses a combination of commercial supply contracts and financial instruments, including forwards and options, to minimize these exposures. The maturity of the commodity instruments correlates to the actual purchases of the commodities. Commodity instruments are accounted for as hedges, with any gains or losses included in inventory, to the extent that they are designated and are effective as hedges of anticipated commodity purchases. At December 31, 1996 and December 31,1995 the fair value of the outstanding commodity contracts was not material to the Company's earnings, cash flows or financial position.

-------------------------------------------------------------------------------

L.  Stock Options

At December 31, 1996, the Company has four stock-based compensation plans under which the Company has granted outstanding options to executives and key employees to purchase common stock: the 1983 and 1984 Stock Option Plans, the 1990 Stock-Based Incentive Compensation Plan and the 1994 Stock-Based Incentive Compensation Plan. The number of shares authorized for issuance were 9,180,000 under the 1983 and 1984 plans, 6,000,000 under the 1990 plan and 4,000,000 under the 1994 plan. Awards can be made in the form of stock options, deferred stock, restricted stock or stock appreciation rights ("SARs") and may be subject to the achievement of certain performance goals as determined by the Plan Committee as designated by the Board of Directors. There have been no issuances of deferred stock, restricted stock or SARs under any of the plans. Under all plans, the option exercise price equals the fair market value of the common shares on the date of the grant. Under the 1983, 1984 and 1990 plans, options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of five to ten years. Options under the 1994 plan are exercisable in accordance with the terms of each grant but in no event may the term be less than six months or greater than ten years.

In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees". The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for those plans. Had compensation cost for the Company's stock-based compensation plans been determined based upon the fair value of the awards at the grant dates, pro forma net income and earnings per share would have been $260.5 or $2.13 per share in 1996 and $74.7 or $.83 per share in 1995. These results include the effects of options granted after January 1, 1995, as required in SFAS No. 123. The pro forma results may not be representative of the effects on reported income for future years (once the impact of SFAS No. 123 has been fully implemented).

                         Crown Cork & Seal Company, Inc.


The fair values of options granted during 1996 and 1995 were $11.01 and $13.01, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected dividend yield of 2.2% in 1996 and none in 1995; (ii) expected stock price volatility of 20.7% in 1996 and 1995; (iii) risk-free interest rate of 6.2% in 1996 and 5.4% in 1995 and (iv) expected life of options of 4.9 years in 1996 and 1995.

Stock option transactions were:

                                                    1996                    1995                     1994

                                                        Weighted                Weighted                Weighted
                                                         Average                 Average                 Average
                                                        Exercise                Exercise                Exercise
                                              Shares      Price       Shares      Price       Shares      Price
Options outstanding
  at January 1..........................    1,836,452    $33.30     2,970,225    $25.67     3,622,315    $22.33
Granted.................................    3,544,750     44.35       326,600     40.32       357,196     37.57
Exercised...............................     (516,100)    25.58    (1,385,309)    17.56      (836,286)    17.29
Canceled................................     (239,394)    39.94       (75,064)    36.87      (173,000)    31.52
                                            ---------               ---------               ---------
Options outstanding
  at December 31........................    4,625,708    $42.28     1,836,452    $33.30     2,970,225    $25.67
                                            =========               =========               =========
Options exercisable
  at December 31........................      709,115                 591,351                 819,790
Options available for
  grant at December 31..................    1,303,833               4,609,189                 860,725

The following table summarizes information concerning currently outstanding and exercisable options:

                            Options Outstanding                                            Options Exercisable

                                              Weighted
                                               Average      Weighted                                    Weighted
             Range of                         Remaining      Average                                     Average
             Exercise            Number      Contractual    Exercise                       Number       Exercise
              Prices           Outstanding      Life          Price                      Exercisable      Price
          $10.44  to $37.50      550,072        4.4         $32.11                        250,503       $30.85
           37.63  to  43.13      624,636        4.5          39.69                        316,612        39.28
           44.13  to  47.50    3,329,750        5.4          44.14                        142,000        44.13
           47.63  to  51.50      121,250        9.0          50.99
                               ---------                                                  -------
                               4,625,708        5.3         $42.28                        709,115       $37.27
                               =========                                                  =======

-------------------------------------------------------------------------------

M. Capital Stock

The purchase of CMB resulted in the issuance of approximately 37.3 million shares of the Company's common stock and 12.4 million shares of Crown 4.5% cumulative convertible preferred stock (acquisition preferred) to tendering CMB shareholders. Generally, each share of acquisition preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such share of acquisition preferred is convertible as of the applicable record date. Dividends on shares issued accrue and are paid quarterly in arrears on February 20, May 20, August 20 and November 20 each year. The acquisition preferred ranks senior to the Company's common stock as to dividends and liquidation rights. Each share of acquisition preferred is convertible into common stock at a rate equal to the $41.8875 par value of such acquisition preferred divided by the applicable conversion price of $45.9715, subject to adjustment in

                         Crown Cork & Seal Company, Inc.


certain events. The Company will at all times reserve and keep available, out of its authorized and unissued common stock, sufficient amounts of its common stock to effect any future conversions. The acquisition preferred is mandatorily convertible February 26, 2000. The acquisition preferred has a liquidation value equivalent to its par value plus accrued and unpaid dividends.

The Board of Directors have the authority to issue, at any time or from time to time, up to a maximum of 30 million shares of additional preferred stock in one or more classes or series of a class. The additional preferred stock would rank on a parity with or junior to the acquisition preferred in respect of dividend and liquidation rights and such shares would not be entitled to more than one vote per share when voting as a class with holders of the Company's common stock. The voting rights and such designations, preferences, limitation and special rights are, subject to the terms of the Company's Articles of Incorporation, determined by the Board of Directors.

In 1996, the Company for the first time since 1956 paid dividends on its common stock. Dividends paid on the outstanding common stock, amounting to $1 per share, and on the outstanding acquisition preferred were $145.4. In conjunction with the new dividend policy on common stock, the Company registered 10 million shares of common stock with the Securities and Exchange Commission in May 1996 for the implementation of a Dividend Reinvestment and Stock Purchase Plan ("Plan"). The Plan covers all registered shareholders of the Company's common stock as well as those beneficial owners who have either become shareholders of record by having shares transferred into their name or by making arrangements with their broker or other nominees to participate on their behalf. The Plan allows for full or partial dividend reinvestment in the Company's common stock.

The Board of Directors adopted a Shareholder Rights Plan in 1995 and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock; except that the Rights Plan provides that CGIP's acquisition of shares of the Company pursuant to the Company's acquisition of CMB does not cause the rights to become exercisable. Each right then may be exercised to acquire one share of common stock at an exercise price of $200, subject to adjustment. Alternatively, under certain circumstances involving the acquisition by a person or group of 15% or more of the Company's common stock, each right will entitle its holder to purchase a number of shares of the Company's common stock having a market value of two times the exercise price of the right. In the event the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company's common stock, each right will entitle its holder to purchase a number of the acquiring company's common shares having a market value of two times the exercise price of the right. The rights may be redeemed by the Company at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights will expire on August 10, 2005.

-------------------------------------------------------------------------------

N. Pensions and Other Retirement Benefits

Pensions
The Company sponsors various pension plans, covering substantially all U.S., Canadian and some non-U.S. and non-Canadian employees and participates in certain multi-employer pension plans. The benefits for these plans are based primarily on years of service and the employees' remuneration near retirement. Contributions to multi-employer plans in which the Company and its subsidiaries participate are determined in accordance with the provisions of negotiated labor contracts or applicable local regulations. The Company's objective in funding its pension plans is to accumulate funds sufficient to provide for all accrued benefits. In certain countries the funding of pension plans is not a common practice as funding provides no economic benefit. Consequently, the Company has several pension plans which are not funded.

                         Crown Cork & Seal Company, Inc.


Plan assets of company-sponsored plans of $3,294.5 consist principally of common stocks, fixed income securities and other investments, including $312.0 of the Company's common stock.

The 1996, 1995 and 1994 components of pension cost for company-sponsored plans were as follows:

-----------------------------------------------------------------------------------------------------------------------------------

                                                                         1996              1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the year..................          $42.0             $11.3            $14.1
Interest cost on projected benefit obligations................          200.3              96.9             94.6
Return on assets:
     -actual..................................................         (353.9)           (200.7)            31.0
     -deferred gain/(loss)....................................           66.4              79.3           (163.5)
Amortization of net unrecognized loss
     at January 1, 1986.......................................             .1                .1               .1
Amortization of net unrecognized loss.........................            2.8               2.2               .7
(Income)/cost attributable to plant closings..................            (.8)              8.3             17.1
                                                                       ------            ------            -----
Total pension (income)........................................         ($43.1)            ($2.6)           ($5.9)
                                                                       ======            ======            =====

The  funded  status  of  company-sponsored   plans,  including  the  assets  and
liabilities assumed in connection with acquisitions, at December 31, 1996 and 1995 was as follows:

                                                           1996                             1995
                                                U.S. Plans      Non-U.S. Plans    U.S. Plans     Non-U.S. Plans
                                             Over-    Under-    Over-  Under-   Over-    Under-   Over-    Under-
                                            funded    funded   funded  funded   funded   funded   funded  funded
Actuarial present value of:
   Vested benefit obligation............  ($1,138.1) ($17.7)($1,476.1)($155.6) ($370.2) ($781.7)  ($16.4) ($88.9)
   Non-vested benefits..................       (8.2)   (1.5)     (4.0)  (15.2)    (3.8)   (21.3)    (1.9)   (4.8)
                                          ---------  ------ --------- -------  -------  -------   ------  ------
   Accumulated benefit obligation.......  ($1,146.3) ($19.2)($1,480.1)($170.8) ($374.0) ($803.0)  ($18.3) ($93.7)
                                          =========  ====== ========= =======  =======  =======   ======  ======

Actuarial present value of projected
   benefit obligation...................  ($1,170.7) ($20.5)($1,484.9)($200.5) ($398.8) ($811.9)  ($21.7) ($93.7)
Plan assets at fair value...............    1,331.0     5.8   1,907.2    50.5    404.7    716.1     25.4    67.4
                                          ---------  ------ --------- -------  -------  -------   ------  ------
Plan assets in excess of (less than)
   projected benefit obligation.........      160.3   (14.7)    422.3  (150.0)     5.9    (95.8)     3.7   (26.3)
Unrecognized net (gain)/loss
   since 1986...........................      (99.5)   (1.8)   (131.2)    (.6)    34.2     41.1     (3.2)   29.5
Unrecognized (gain)/loss at
   January 1, 1986......................       (3.2)   11.0       (.4)            (4.3)    12.5      (.7)
Unrecognized prior service cost.........        5.4              (1.5)    3.1      2.6      4.3      4.7      .9
Minimum liability.......................              (10.8)            (25.8)            (48.9)           (30.5)
                                          ---------  ------ --------- -------  -------  -------   ------  ------
Prepaid (Accrued) pension cost
   at December 31.......................      $63.0  ($16.3)   $289.2 ($173.3)   $38.4   ($86.8)    $4.5  ($26.4)
                                          =========  ====== ========= =======  =======  =======   ======  ======

Other non-current assets include $340.3 of prepaid pension cost at December 31, 1996.

The Company recognizes a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost and previously unrecognized transition obligation, or a reduction of shareholders' equity. The Company had recorded additional liabilities of $36.6 and $79.4 as of December 31, 1996 and 1995, respectively. An intangible asset of $13.7 and $17.7 and a shareholders' equity reduction, net of income taxes, of $14.8 and $32.1 was recorded as of December 31, 1996 and 1995, respectively.

                         Crown Cork & Seal Company, Inc.



The weighted average actuarial assumptions for the Company's pension plans are as follows:

                                              U.S. Plans                                Non-U.S. Plans
                                    1996         1995         1994              1996         1995         1994
Discount rate..................     8.0%         7.4%         8.5%              8.8%         8.5%         9.8%
Compensation increase..........     3.5%         5.0%         5.0%              6.5%         5.5%         7.0%
Long-term rate of return.......    11.0%        11.0%        11.0%             11.0%        11.0%        11.0%

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

The net postretirement benefit cost was comprised of the following:                  1996       1995       1994
     Service cost-benefits earned during the year...............................      $4.2       $4.0       $5.5
     Interest cost on accumulated postretirement benefit obligation.............      38.8       36.5       39.1
     Amortization of net unrecognized (gain)....................................      (1.4)      (5.0)
     Cost attributable to plant closings........................................                  4.2       10.8
                                                                                     -----      -----      -----
              Net postretirement benefit cost...................................     $41.6      $39.7      $55.4
                                                                                     =====      =====      =====

Health care claims and life insurance benefits paid totaled $40.9 in 1996, $42.5 in 1995 and $36.3 in 1994.

The following provides a reconciliation of the accumulated postretirement benefit obligation to the liabilities recognized in the Company's balance sheet as of December 31:

                                                                                   1996              1995
     Retirees .........................................................          ($406.2)          ($418.2)
     Fully eligible active plan participants...........................            (50.3)            (41.7)
     Other active plan participants....................................            (47.8)            (47.0)
                                                                                 -------           -------
     Total accumulated obligation......................................           (504.3)           (506.9)
     Unrecognized net (gain)...........................................           (103.6)            (56.1)
                                                                                 -------           -------
     Accrued postretirement benefit obligation.........................          ($607.9)          ($563.0)
                                                                                 =======           =======

The health care accumulated postretirement benefit obligation was determined at December 31, 1996 and 1995 using health care trend rates of 9.2% and 9.9%, respectively, decreasing to 4.9% over nine years. The assumed long-term rate of compensation increase used for life insurance was 3.5% and 5.0% at December 31, 1996 and 1995, respectively. The discount rate was 8.0% and 7.4% at December 31, 1996 and 1995, respectively. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligation by $40.8 and the net postretirement benefit cost by $3.3.

Employee Savings Plan
The Company sponsors a Savings Investment Plan which covers substantially all domestic salaried employees who are 21 years of age with one or more years of service. The Company matches with equivalent value of Company stock, up to 1.5% of a participant's compensation.

                         Crown Cork & Seal Company, Inc.

Employee Stock Purchase Plan
The Company also sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter ending market price towards the purchase of each common share. The Company's contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 1996 and 1995 were 78,051 and 84,309, respectively, and the Company's contributions were approximately $.6 and $.5 respectively.

-------------------------------------------------------------------------------

O. Income Taxes

Pretax income for the years ended December 31 was taxed under the following jurisdictions:

                                                                                          1996          1995          1994
Domestic .......................................................................         $66.8         $30.8         $88.5
Foreign ........................................................................         364.2          78.7          94.2
                                                                                        ------        ------        ------
                                                                                        $431.0        $109.5        $182.7
                                                                                        ======        ======        ======


The provision for income taxes consists of the following:
Current tax provision:
     U.S. Federal ..............................................................         $15.0         $16.2         $50.9
     State and foreign .........................................................          27.7          11.9          18.7
                                                                                        ------        ------        ------
                                                                                          42.7          28.1          69.6
                                                                                        ------        ------        ------
Deferred tax provision:
     U.S. Federal ..............................................................          17.5          (3.1)        (17.7)
     State and foreign .........................................................          74.2           (.1)          3.7
                                                                                        ------        ------        ------
                                                                                          91.7          (3.2)        (14.0)
                                                                                        ------        ------        ------
                                                                                        $134.4         $24.9         $55.6
                                                                                        ======        ======        ======


The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                                          1996          1995          1994
U.S. Statutory rate ............................................................          35.0%         35.0%         35.0%
Non-U.S. operations at different rates .........................................          (7.7)        (14.5)         (8.4)
Amortization of acquisition adjustments ........................................           8.5           8.0           4.7
Valuation allowance ............................................................          (4.0)         (1.8)         (2.6)
Other items, net ...............................................................           (.6)         (4.0)          1.7
                                                                                        ------        ------        ------
     Effective income tax rate .................................................          31.2%         22.7%         30.4%
                                                                                        ======        ======        ======

                         Crown Cork & Seal Company, Inc.


The Company paid federal, state, local and foreign (net) income taxes of $41.4 for 1996, $28.0 for 1995 and $88.9 for 1994. The components of deferred tax assets and liabilities at December 31, follow:

                                                                        1996                      1995
                                                                 Asset       Liability      Asset      Liability
Depreciation..............................................                    $421.5                    $227.1
Postretirement and postemployment benefits................       $208.3                    $206.5
Pensions .................................................                      46.9         19.7
Inventories ..............................................                      32.6                      34.2
Tax loss and credit carryforwards ........................        275.0                      31.1
Restructuring.............................................         90.0                      16.6
Accruals and other .......................................         85.6         16.8         46.6         10.8
                                                                 ------       ------       ------       ------
                                                                  658.9        517.8        320.5        272.1
Valuation allowance.......................................       (139.0)                    (22.8)
                                                                 ------       ------       ------       ------
                                                                 $519.9       $517.8       $297.7       $272.1
                                                                 ======       ======       ======       ======


Prepaid expenses and other current assets includes $237.1 and $47.2 of deferred tax assets at December 31, 1996 and 1995, respectively. Other non-current assets includes $170.5 and $27.9 of deferred tax assets at December 31, 1996 and 1995, respectively.

The Company has recorded $34.3 of deferred tax assets arising from tax loss and credit carryforwards, which will be realized through future operations and an additional $127.0 which will be realized through the reversal of existing temporary differences. Future recognition of the remaining $113.7 will be made either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Carryforwards of $34.4 expire over the next five years, $79.9 in years six through fifteen and $160.7 can be utilized over an indefinite period.

The valuation allowance of $139.0 includes $121.6 which, if reversed in future periods, will reduce goodwill.

The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $607.2, $467.3 and $432.2 as of December 31, 1996, 1995 and 1994, respectively. Management has no plans to distribute such earnings in the foreseeable future.

-------------------------------------------------------------------------------

P. Minority Interests

                                                                                   1996              1995
January 1..................................................................       $118.6             $75.4
Acquisition of CMB.........................................................        125.1
Investment by minority shareholders........................................         22.6              23.5
Formation of new jointly-owned subsidiaries................................                            8.3
Minority interest in net income of consolidated subsidiaries...............          5.4              13.6
Dividends paid to minority shareholders....................................        (18.9)             (2.0)
Change in cumulative translation adjustment................................         (2.5)              (.2)
Purchase of minority interests.............................................         (6.5)
                                                                                  ------            ------
December 31................................................................       $243.8            $118.6
                                                                                  ======            ======


-------------------------------------------------------------------------------------------------------------------

Q. Commitments and Contingent Liabilities

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

                         Crown Cork & Seal Company, Inc.


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

-------------------------------------------------------------------------------

R. Lease Commitments

The Company and its subsidiaries lease manufacturing, warehouse and office facilities and certain equipment, a significant portion of these obligations having been assumed with the acquisition of CMB. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in "Property, plant and equipment." Other long-term non-cancelable leases are classified as operating leases and are not capitalized. The amount of capital leases reported as capital assets, net of accumulated amortization, at December 31, 1996 was $50.3.

Under long-term operating leases, minimum annual rentals are $37.1 in 1997, $29.9 in 1998, $21.4 in 1999, $14.2 in 2000, $10.4 in 2001, and a total of $48.1 for 2002 and thereafter. Under long-term capital leases, minimum annual rentals are $13.5 in 1997, $13.2 in 1998, $11.7 in 1999, $5.9 in 2000, $4.7 in 2001, and
a total of $11.7 for 2002 and thereafter. The present value of future minimum payments on capital leases is $40.0 with the current portion of the obligation being $8.8. Rental expense (net of sublease rental income of $5.5 in 1996, $.8 in 1995 and $1.1 in 1994) amounted to $35.1 in 1996, $22.7 in 1995 and $19.6 in
1994.

-------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


S. Segment Information by Industry Segment and Geographic Area

A. Industry Segment
                                              Net      Operating   % To   Identifiable    Depreciation     Capital
1996                                         Sales      Income   Net Sales   Assets     & Amortization  Expenditures
Metal Packaging & Other (1).............   $6,619.7   $457.8(2)      6.9    $9,877.1         $367.0       $534.1
Plastic Packaging.......................    1,712.2    218.7        12.8     2,552.7          128.9         97.1
                                           --------   ------                --------         ------       ------
Consolidated............................   $8,331.9   $676.5(5)      8.1   $12,429.8(6)      $495.9       $631.2
                                           ========   ======                ========         ======       ======

1995
Metal Packaging & Other (1).............   $3,811.1   $159.2(3)      4.2    $3,688.9         $177.9       $287.7
Plastic Packaging.......................    1,242.7     76.9(3)      6.2     1,294.7           78.4        145.8
                                           --------   ------                --------         ------       ------
Consolidated............................   $5,053.8   $236.1(5)      4.7    $4,983.6(6)      $256.3       $433.5
                                           ========   ======                ========         ======       ======
1994
Metal Packaging & Other (1).............   $3,494.3   $201.3(4)      5.8    $3,453.3         $157.0       $232.7
Plastic Packaging.......................      957.9     76.4         8.0     1,284.5           61.3        207.1
                                           --------   ------                --------         ------       ------
Consolidated............................   $4,452.2   $277.7(5)      6.2    $4,737.8(6)      $218.3       $439.8
                                           ========   ======                ========         ======       ======

B. Geographic Area

1996
United States...........................   $3,327.1   $205.1         6.2    $3,843.8         $204.0       $199.2
Europe..................................    3,745.2    427.8(2)     11.4     6,884.9          219.0        232.3
Asia-Pacific............................      383.9      5.9         1.5       619.8           34.6         90.9
Other...................................      875.7     37.7(2)      4.3     1,081.3           38.3        108.8
                                           --------   ------                --------         ------       ------
Consolidated............................   $8,331.9   $676.5(5)      8.1   $12,429.8(6)      $495.9       $631.2
                                           ========   ======                ========         ======       ======

1995
United States...........................   $3,376.2   $140.6(3)      4.2    $3,372.6         $175.4       $260.5
Europe..................................      785.2     58.3         7.4       606.1           38.6         50.9
Asia-Pacific............................      151.9     22.5        14.8       222.7            7.4         61.9
Other...................................      740.5     14.7(3)      2.0       782.2           34.9         60.2
                                           --------   ------                --------         ------       ------
Consolidated............................   $5,053.8   $236.1(5)      4.7    $4,983.6(6)      $256.3       $433.5
                                           ========   ======                ========         ======       ======

1994
United States...........................   $2,969.6   $168.7(4)      5.7    $3,291.1         $150.1       $335.1
Europe..................................      640.0     45.0         7.0       571.8           31.4         54.8
Asia-Pacific............................      110.3     24.7        22.4       109.0            3.9         22.3
Other...................................      732.3     39.3(4)      5.4       765.9           32.9         27.6
                                           --------   ------                --------         ------       ------
Consolidated............................   $4,452.2   $277.7(5)      6.2    $4,737.8(6)      $218.3       $439.8
                                           ========   ======                ========         ======       ======

(1)  Within  "Metal  Packaging  & Other" is the  Company's  machinery  operation which,  along with other non-metal  packaging domestic  affiliates,  is not significant.
(2)  Operating income for 1996 includes restructuring charges of $30.1 for Europe Metal Packaging and
     $9.7 for Other Metal Packaging.
(3)  Operating income for 1995 includes restructuring charges of $81.4 for U.S. Metal Packaging, $3.9 for
     U.S. Plastic Packaging, $4.4 for Other Plastic Packaging and $13.0 for Other Metal Packaging.

                         Crown Cork & Seal Company, Inc.


(4) Operating income for 1994 included restructuring charges of $102.3 for U.S. Metal Packaging and $12.3 for Other Metal Packaging.
(5) The following reconciles operating income to pre-tax income:

                                                                  1996             1995              1994
Operating income*.........................................       $676.5           $236.1            $277.7
Interest and other corporate
   expense**..............................................       (245.5)          (126.6)            (95.0)
                                                                 ------           ------            ------
Pre-tax income............................................       $431.0           $109.5            $182.7
                                                                 ======           ======            ======


* Has been restated for prior years to conform with the 1996 presentation of operating income.
** Includes interest expense net of interest income, gain on sale of assets and translation and exchange adjustments.
(6)  The following reconciles identifiable assets to total assets:

                                                                 1996             1995              1994
Identifiable assets.......................................    $12,429.8         $4,983.6          $4,737.8
Corporate assets..........................................        160.4             68.1              43.5
                                                              ---------         --------          --------
Total assets..............................................    $12,590.2         $5,051.7          $4,781.3
                                                              =========         ========          ========


Figures for 1996 are generally not comparable to earlier years due to the February 1996 acquisition of CarnaudMetalbox.

Included in "Other" are affiliates in Canada, Central and South America, Africa and the Middle East.

For the years ended December 31, 1996, 1995 and 1994, respectively, no one customer accounted for more than 10% of the Company's net sales.

Total non-U.S. liabilities were $4,772.0, $822.4 and $777.7 at December 31, 1996, 1995 and 1994, respectively.

Certain reclassifications of prior years' data have been made to improve comparability.

-------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

T. Quarterly Data (unaudited)

---------------------------------------------------------------------------------------------------------------------------

                                                  1996                                             1995
------------------------------------------------------------------------------------------------------------------------------

                               First      Second        Third      Fourth        First      Second       Third      Fourth
------------------------------------------------------------------------------------------------------------------------------
Net sales..................  $1,551.2    $2,353.7     $2,462.1    $1,964.9     $1,126.7    $1,385.8    $1,427.1    $1,114.2

Gross profit*..............     170.8       294.2(1)     343.5       255.2(2)     129.9       142.4(3)     24.5(4)     78.6

Net income available to
 common shareholders.......      29.1        98.3(1)     103.5        33.3(2)      36.5        52.2(3)    (19.9)(4)     6.1

------------------------------------------------------------------------------------------------------------------------------


Average common shares
 outstanding
 (in millions):............     105.1       128.1        128.5       128.3         89.6        90.2        90.5        90.6

Earnings(loss)per
 average common
 share**:

Primary....................        .28         .77(1)       .81         .26(2)       .41         .58(3)     (.22)(4)     .07

Fully diluted..............         +          .75(1)       .78         +            .41         .58(3)     (.22)(4)     .07

Dividends per
 common share..............        .25         .25          .25         .25

------------------------------------------------------------------------------------------------------------------------------

Common stock
price range***

  High.....................      51          49 1/8      49 1/2      55 1/2        45          50 1/4      50 5/8      44 5/8

  Low......................      40 5/8      43 5/8      41          45 1/2        37 3/4      41 3/8      36 7/8      34 1/2

  Close....................      48 3/4      45          46 1/8      54 3/8        43 7/8      50 1/8      38 3/4      41 3/4

     The results in 1996 include the operations of CarnaudMetalbox from the acquisition date of February 22,1996.

+ Fully diluted earnings per share are not presented for the first and fourth quarters because the effects would have been anti-dilutive.

* Net sales less cost of products sold, depreciation and amortization and the provision for restructuring.

** The sum of the quarters' earnings per share does not equal the year-to-date earnings per share due to the effect of shares issued during the year.

***  Source: New York Stock Exchange - Composite Transactions.

(1) Includes pre-tax restructuring charges of $29.6, $21.9 after taxes or $.17 per share. Excluding the effects of the restructuring charges, net income was $120.2 or $.94 per primary share and $.90 per fully diluted share.
     See Note I for additional details.
(2) Includes pre-tax restructuring charges of $10.2, $9.8 after taxes or $.08 per share. Excluding the effects of the restructuring charges, net income was $43.1 or $.34 per share. See Note I for additional details.
(3) Includes net pre-tax restructuring charges of $20.2, $12.8 after taxes or $.14 per share. Excluding the effects of the restructuring charges, net income was $65.0 or $.72 per share. See Note I for additional details.
(4) Includes pre-tax restructuring charges of $82.5, $54.2 after taxes or $.60 per share. Excluding the effects of the restructuring charges, net income was $34.3 or $.38 per share. See Note I for additional details.

-------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

-----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                          COLUMN B                            COLUMN C                       COLUMN D          COLUMN E
--------                          --------                            --------                       --------          --------

                                                                      Additions
                                                 ------------------------------------------------

                                  Balance at       Charged to costs        Charged to other
                                  beginning of     and expenses            accounts                  Deductions-      Balance at
Description                       period                                                             Write-Offs       end of period
-----------------------------------------------------------------------------------------------------------------------------------

                                                       For the Year Ended December 31, 1996

Allowances deducted from
assets to which they apply:
Trade accounts receivable        $10.0                    $9.5                    $90.5*               $18.0                $92.0

Deferred tax assets               22.8                    (8.0)                   124.2*                                    139.0



                                                       For the Year Ended December 31, 1995

Allowances deducted from
assets to which they apply:

Trade accounts receivable         10.6                     4.9                                           5.5                 10.0

Deferred tax assets               29.2                    (2.2)                                          4.2                 22.8



                                                       For the Year Ended December 31, 1994

Allowances deducted from
assets to which they apply:

Trade accounts receivable          6.2                     4.6                                            .2                 10.6

Deferred tax assets               31.3                    (2.1)                                                              29.2


*    Acquisition of CarnaudMetalbox

                         Crown Cork & Seal Company, Inc.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item, is set forth on pages 4, 5 and 6 of the Company's Proxy Statement dated March 24, 1997, in the section entitled "Election of Directors" and on page 15 in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

       Name                                    Age                   Present Title
William J. Avery                               56                 Chairman of the Board of Directors
                                                                  and Chief Executive Officer

Michael J. McKenna                             62                 President and
                                                                  Chief Operating Officer

Ian B. Carmichael                              60                 Executive Vice President -
                                                                  Corporate Technologies

John W. Conway                                 51                 Executive Vice President -
                                                                  President-Americas Division

B. Nigel Gilson                                56                 Executive Vice President -
                                                                  Global Customer Business

Mark W. Hartman                                59                 Executive Vice President -
                                                                  Office of the Chairman

Tommy H. Karlsson                              50                 Executive Vice President -
                                                                  President-European Division

Richard L. Krzyzanowski                        64                 Executive Vice President,
                                                                  Secretary and General Counsel

Alan W. Rutherford                             53                 Executive Vice President
                                                                  and Chief Financial Officer

Ronald R. Thoma                                62                 Executive Vice President -
                                                                  Procurement and Traffic

William H. Voss                                51                 Executive Vice President -
                                                                  President-Asia-Pacific Division

Craig R. L. Calle                              37                 Senior Vice President-
                                                                  Finance and Treasurer

Timothy J. Donahue                             34                 Vice President and Controller

                         Crown Cork & Seal Company, Inc.


ITEM 11.   EXECUTIVE COMPENSATION

The information set forth on pages 8 through 11 of the Company's Proxy Statement dated March 24, 1997, in the section entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth on pages 2 through 6 of the Company's Proxy Statement dated March 24, 1997, in the sections entitled "Proxy Statement-Meeting, April 24, 1997" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth on pages 4, 5 and 6 of the Company's Proxy Statement dated March 24, 1997, in the section entitled "Election of Directors" and is incorporated herein by reference

                         Crown Cork & Seal Company, Inc.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)  The following documents are filed as part of this report:

     (1) All Financial Statements:

         Crown Cork & Seal Company, Inc. and Subsidiaries (see Part II pages 24 through 46 of this Report).

     (2) Financial Statement Schedules:

         Schedule Number

         II.- Valuation and Qualifying Accounts and Reserves (see page 47 of this Report).

         All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

     (3) Exhibits

        1.a Form of U.S. Underwriting Agreement (Common Stock) (incorporated by reference to Exhibit 1.1 of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 26, 1996, amended December 5 and 10, 1996, (File No. 333-16869)).

        1.b Form of International Underwriting Agreement (Common Stock) (incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission September 26, 1996, amended October 4 and 24, 1996, (File No. 333-12787)).

        1.c Form of Underwriting Agreement (Preferred Stock) (incorporated by reference to Exhibit 1.3 of Registrant's Registration Statement on Form S-3 dated September 26, 1996, amended October 4 and 24, 1996, (File No. 333-12787)).

        1.d Form of Agreement between Selling Shareholders and Underwriters (incorporated by reference to Exhibit 1.4 of Registrant's Registration Statement on Form S-3 dated September 26, 1996, amended October 4 and 24, 1996, (File No. 333-12787)).

        1.e   Form of  Underwriting  Agreement  (incorporated  by  reference  to
              Exhibit 1.1 of the Registrant's Registration Statement on form S-3 dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

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

                         Crown Cork & Seal Company, Inc.

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

        4.a Specimen certificate of Registrant's Common Stock (incorporated by reference to Exhibit 4.a of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

        4.b Specimen certificate of Registrant's 4.5% Convertible Preferred Stock (incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form 8-A dated February 20, 1996 (File No. 1- 2227)).

        4.c Form of the Company's 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 23 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

        4.d Form of the Company's 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

        4.e Officers' Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

        4.f Indenture dated as of April 1, 1993 between the Company and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

        4.g   Terms Agreement dated March 31, 1993 (incorporated by reference to
              Exhibit 27 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

        4.h Form of the Company's 7% Notes Due 1999 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

        4.i Officers' Certificate of the Company dated June 16, 1994 (incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

        4.j   Terms Agreement dated June 9, 1994  (incorporated  by reference to
              Exhibit 99.3 of Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

        4.k Indenture dated as of January 15, 1995 between the Company and Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

        4.l Form of the Company's 8-3/8% Notes Due 2005 (incorporated by reference to Exhibit 99a of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

        4.m Officers' Certificate of the Company dated January 25, 1995 (incorporated by reference to Exhibit 99b of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

                         Crown Cork & Seal Company, Inc.

        4.n Terms Agreement dated January 18, 1995 (incorporated by reference to Exhibit 99c of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

        4.o Revolving Credit and Competitive Advance Facility Agreement, dated as of February 4, 1997, among the Registrant, the Subsidiary Borrowers referred to therein, the Lenders referred to therein, the Chase Manhattan Bank, as Administrative Agent, Societe Generale, as Documentation Agent, and Bank of America Illinois, as Syndication Agent.

        4.p Rights Agreement, dated August 7, 1995, between Crown Cork & Seal Company, Inc. and First Chicago Trust of New York (incorporated by reference to Exhibits 1 and 2 to the Company's Registration Statement on Form 8-A, dated August 10, 1995 (File No. 1-2227)).

        4.q Indenture, dated December 17, 1996, among the Company, Crown Cork & Seal Finance PLC, Crown Cork & Deal Finance S.A. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

        4.r Form of the Company's 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

        4.s Form of the Company's 7-1/2% Debentures Due 2026 (incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

        4.t   Form of UK 6-3/4%  Notes Due 2003  (incorporated  by  reference to
              Exhibit 99.3 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

        4.u   Form of UK 7% Notes Due 2006 (incorporated by reference to Exhibit
              99.4 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

        4.v   Form of French 6-3/4% Notes Due 2003 (incorporated by reference to
              Exhibit 99.5 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

        4.w Officers' Certificate for 7-3/4% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

        4.x Officers' Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of Registrant's Current Report on Form 8-K dated December 17, 1996 (file No. 1-2227)).

        4.y Officers' Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.8 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

        4.z Officers' Certificate for 7% Notes Due 2006 (incorporated by reference to Exhibit 99.9 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

       4.aa Officers' Certificate 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.10 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

       4.bb Terms Agreement dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated December 12, 1996 (File No. 1-2227)).

       4.cc Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 dated November 26, 1996 amended December 5 and 10, 1996, (File No. 333-16869)).

                         Crown Cork & Seal Company, Inc.

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

        11.   Statement re Computation of Per Share Earnings

        12.   Computation of ratio of earnings to fixed charges

        19. Crown Cork & Seal Company, Inc. Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company's
              Prospectus dated May 31, 1996 forming a part of the Company's Registration Statement on Form S-3 (No. 333-04971) filed with the Securities and Exchange Commission on May 31, 1996).

        21.   Subsidiaries of Registrant.

        23.   Consent of Independent Accountants.

                         Crown Cork & Seal Company, Inc.


        27.   Financial Data Schedule

        99. Letter of agreement between the Company and Compagnie Generale d' Industrie et de Participations ("CGIP") (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated September 26, 1996 (File No. 1-2227)).

b)   Reports on Form 8-K

     (1) On December 20, 1996, the Registrant filed a Current Report Form 8-K for the following event:

             The Company reported under:

               Item 5. Other Events

               That on December 17, 1996, the Company and two of the Company's wholly-owned subsidiaries, Crown Cork & Seal Finance PLC ("Crown UK") and Crown Cork & Seal Finance S.A. ("Crown France"), issued $1.2 billion in public debt securities (the Debt Securities). The Debt Securities consist of: (i) $350 million aggregate principal amount of 7-3/8% Debentures due 2026 issued by the Company (ii) $150 million aggregate principal amount of 7-1/2% Debentures Due 2096 issued by the Company, (iii) $200 million aggregate principal amount of 6-3/4% Notes Due 2003 issued by the Crown UK,
               (iv) $300 million aggregate principal amount of 7% Notes Due 2006 issued by the Crown UK and (v) $200 million aggregate principal amount of Notes Due 2003 issued by Crown France.

     (2) On December 17, 1996, the Registrant filed a current Report on Form 8-K for the following event:

             The Company reported under:

               Item 5. Other Events

               That on December 12, 1996, the Company, Crown Cork & Seal Finance PLC, a public limited company organized under the laws of England and Wales and Crown cork & Seal Finance S.A., a societe anonyme organized under the laws of the Republic of France ("Crown France"), entered into a Terms Agreement with Salmon Brothers Inc., CS First Boston Corporation, Chase Securities Inc. and JP Morgan Securities Inc. (collectively, the "Underwriters") for the issuance of debentures and notes referred to in (b) (1) above.

     (3) On October 15, 1996, the Registrant filed a Current Report on Form 8-K for the following event:

             The Company reported under:

               Item 5.  Other Events

               On October 14, 1996, the Company issued a News Release announcing summary results of operations for the quarter and nine months ended September 30, 1996.

                         Crown Cork & Seal Company, Inc.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Crown Cork & Seal Company, Inc.
                            --------------------------------
                            Registrant


Date March 31, 1997
     -----------------

                            By: /s/ Timothy J. Donahue
                                ------------------------
                                Timothy J. Donahue
                                Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                     TITLE

/s/ William J. Avery         3/31/97
------------------------------------
William J. Avery                              Chairman of the Board
                                              and Chief Executive Officer

/s/ Alan W. Rutherford       3/31/97
------------------------------------
Alan W. Rutherford                            Director, Executive Vice President
                                              and Chief Financial Officer

                                    DIRECTORS

/s/ Henry E. Butwel          3/31/97
------------------------------------          -----------------------------------------
Henry E. Butwel                               Jean-Pierre Rosso

/s/ Charles F. Casey         3/31/97          /s/ Ernest-Antoine Seilliere      3/31/97
------------------------------------          -----------------------------------------
Charles F. Casey                              Ernest-Antoine Seilliere

/s/ Francis X. Dalton        3/31/97          /s/ J. Douglass Scott             3/31/97
------------------------------------          -----------------------------------------
Francis X. Dalton                             J. Douglass Scott

/s/ Richard L. Krzyzanowski  3/31/97          /s/ Robert J. Siebert             3/31/97
------------------------------------          -----------------------------------------
Richard L. Krzyzanowski                       Robert J. Siebert

/s/ Josephine C. Mandeville  3/31/97          /s/ Harold A. Sorgenti            3/31/97
------------------------------------          -----------------------------------------
Josephine C. Mandeville                       Harold A. Sorgenti


/s/ Michael J. McKenna       3/31/97           /s/ Guy de Wouters               3/31/97
------------------------------------          -----------------------------------------
Michael J. McKenna                            Guy de Wouters

------------------------------------
Felix G. Rohatyn