Form 10-K405/A
period 1996-12-31
CROWN CORK & SEAL CO INC
filed 1997-04-17
CIK 25890

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

          (Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the fiscal year ended December 31,    1996

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

===============================================================================

                         Crown Cork & Seal Company, Inc.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Crown Cork & Seal Company, Inc.
                            --------------------------------
                            Registrant

                            /s/ Alan W. Rutherford
                            ------------------------------------
                            Alan W. Rutherford
                            Executive Vice President
                            Chief Financial Officer


                            By: /s/ Timothy J. Donahue
                                ------------------------
                                Timothy J. Donahue
                                Vice President and Controller

Date: April 17, 1997
      -----------------