Form 10-Q
period 1997-03-31
CROWN CORK & SEAL CO INC
filed 1997-05-15
CIK 25890

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[    X   ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[        ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 1-2227

                         CROWN CORK & SEAL COMPANY, INC.
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                 23-1526444
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

           One Crown Way                                  19154
(Address of principal executive offices)                (Zip Code)

                                  215-698-5100
              (Registrant's telephone number, including area code)


     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 128,575,570 shares of Common Stock outstanding as of April 30, 1997.




-------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

                          PART I - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF INCOME
                  (In millions except share and per share data)
                                   (Unaudited)


Three months ended March 31,                       1997                1996
-------------------------------------------------------------------------------

Net sales                                     $  1,937.3           $  1,551.2
                                              ----------           ----------
Cost, expenses & other income
  Cost of products sold,
    excluding depreciation and amortization      1,544.4              1,285.8
  Depreciation and amortization                    139.3                 94.6
  Selling and administrative expense               103.9                 69.6
  Gain on sale of assets                     (       6.1)         (       9.5)
  Interest expense, net of interest income          85.3                 49.4
  Translation and exchange adjustments               1.1                  2.3
                                              ----------           ----------
                                                 1,867.9              1,492.2
                                              ----------           ----------

Income before income taxes                          69.4                 59.0
Provision for income taxes                          25.8                 18.9
Minority interest,
  net of  equity earnings                     (      4.6)         (       8.8)
                                               ---------           ----------

Net income                                          39.0                 31.3

Preferred stock dividends                            5.9                  2.2
                                               ---------           ----------

Net income available
  to common shareholders                      $     33.1           $     29.1
                                              ==========           ==========

Earnings per average common share             $      .26           $      .28
                                              ==========           ==========

Dividends per common share                    $      .25           $      .25
                                              ==========           ==========

Average common shares outstanding            128,479,826          105,120,482


--------------------------------------------------------------------------------

Certain prior year balances have been reclassified to improve comparability.

The financial statements for 1996 include the operations of CarnaudMetalbox from the acquisition date of February 22, 1996.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                     CONSOLIDATED BALANCE SHEETS (Condensed)
                       (In millions except per share data)
                                   (Unaudited)


                                                 March 31,         December 31,
                                                   1997                1996
-------------------------------------------------------------------------------
Assets

Current assets
Cash and cash equivalents                      $    198.9           $   160.4
Receivables                                       1,466.1             1,349.3
Inventories                                       1,467.7             1,423.8
Prepaid expenses and other current assets           333.5               358.4
                                               ----------           ---------
                 Total current assets             3,466.2             3,291.9
                                               ----------           ---------

Long-term notes and receivables                      91.8                82.2
Investments                                          86.3                90.3
Goodwill, net of amortization                     4,803.4             4,809.9
Property, plant and equipment                     3,723.5             3,717.3
Other non-current assets                            651.7               598.6
                                                ---------           ---------
                 Total                          $12,822.9           $12,590.2
                                                =========           =========
Liabilities and shareholders' equity

Current liabilities
Short-term debt                                 $ 1,757.3           $ 1,105.8
Current portion of long-term debt                    35.3                48.5
Accounts payable and accrued liabilities          2,392.1             2,460.9
United States and foreign income taxes               59.5                47.3
                                                ---------           ---------
                 Total current liabilities        4,244.2             3,662.5
                                                ---------           ---------

Long-term debt, excluding current maturities      3,634.1             3,923.5
Postretirement and pension liabilities              737.6               738.9
Other non-current liabilities                       447.0               458.2
Minority interests                                  246.1               243.8
Shareholders' equity                              3,513.9             3,563.3
                                                ---------           ---------
                 Total                          $12,822.9           $12,590.2
                                                =========           =========

Book value per common share                       $23.29              $23.69
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                  (In millions)
                                   (Unaudited)


Three months ended March 31,                             1997           1996
--------------------------------------------------------------------------------
Cash flows from operating activities

   Net income                                         $  39.0         $  31.3
   Depreciation and amortization                        139.3            94.6
   Gain on sale of assets                            (    5.3)       (    5.6)
   Equity in earnings of joint ventures,
     net of dividends received                            1.8             2.8
   Minority interest in earnings of subsidiaries          1.9             4.5
   Change in assets and liabilities,
      other than debt                                (  434.1)       (   66.0)
                                                      -------         -------
        Net cash (used in)
           provided by operating activities          (  257.4)           61.6
                                                      -------         -------
Cash flows from investing activities

   Capital expenditures                              (  106.2)       (  135.0)
   Acquisition of businesses, net of cash acquired   (   10.0)       (1,566.7)
   Proceeds from sale of property,
      plant and equipment                                15.0            12.8
   Other, net                                        (     .4)       (     .4)
                                                      -------         -------
        Net cash used in investing activities        (  101.6)       (1,689.3)
                                                      -------         -------
Cash flows from financing activities

   Proceeds from long-term debt                                       1,809.8
   Payments of long-term debt                        (  253.9)       (   80.4)
   Net change in short-term debt                        693.2        (    7.8)
   Dividends paid                                    (   38.0)       (   32.0)
   Common stock issued under various
     employee benefit plans                               3.3             3.0
   Minority contributions, net of dividends paid     (     .8)           14.0
                                                      -------         -------
        Net cash provided by financing activities       403.8         1,706.6
                                                      -------         -------
Effect of exchange rate changes
  on cash and cash equivalents                       (    6.3)       (    7.6)
                                                      -------         -------

Net change in cash and cash equivalents                  38.5            71.3
Cash and cash equivalents at beginning of period        160.4            68.1
                                                      -------         -------
Cash and cash equivalents at end of period             $198.9        $  139.4
                                                      =======        ========
--------------------------------------------------------------------------------
                                                        1997           1996
--------------------------------------------------------------------------------

Schedule of non-cash investing activities:

   Acquisition of businesses:
        Fair value of assets acquired                  $70.0        $7,329.3
        Liabilities assumed                                        ( 3,415.7)
        Note payable                                  ( 60.0)
        Issuance of common stock                                   ( 1,562.4)
        Issuance of 4.5% convertible preferred stock               (   520.8)
                                                       -----        --------
                 Cash paid                             $10.0        $1,830.4
                                                       =====        ========
--------------------------------------------------------------------------------

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

                                                              Crown Cork & Seal Company, Inc.

                                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                         (In millions)
                                                                          (Unaudited)





------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Minimum    Cumulative
                                           Preferred   Common   Paid-In    Retained  Pension    Translation   Treasury
                                           Stock       Stock    Capital    Earnings  Liability  Adjustments   Stock      Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                $520.8     $779.0   $1,567.3   $1,185.0   ($14.8)     ($337.1)  ($136.9)   $3,563.3
Net income                                                                     39.0                                        39.0
Dividends declared:
   Common                                                                 (    32.1)                                   (   32.1)
   Preferred                                                              (     5.9)                                   (    5.9)
Common stock issued
   under employee benefit plans                                      2.7                                         .6         3.3
Translation adjustments                                                                           (  53.7)             (   53.7)
                                            --------------------------------------------------------------------------------------
Balance at March 31, 1997                   $520.8     $779.0   $1,570.0   $1,186.0   ($14.8)     ($390.8)  ($136.3)   $3,513.9
                                            ======================================================================================




-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Minimum    Cumulative
                                           Preferred   Common   Paid-In    Retained  Pension    Translation   Treasury
                                           Stock       Stock    Capital    Earnings  Liability  Adjustments   Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                           $592.5  $  182.7    $1,049.0   ($32.1)     ($191.7)  ($139.2)   $1,461.2
Net income                                                                     31.3                                        31.3
Common stock issued
  in business combination                               186.5   1,375.9                                                 1,562.4
4.5% convertible preferred
  stock issued in
   business combination                     $520.8                                                                        520.8
Dividends declared:                                                        (   32.0)                                   (   32.0)
   Common                                                                  (    2.2)                                   (    2.2)
   Preferred
Common stock issued under
    employee benefit plans                                          2.2                                          .8         3.0
Translation adjustments                                                                              22.6                  22.6
                                            --------------------------------------------------------------------------------------
Balance at March 31, 1996                   $520.8     $779.0  $1,560.8    $1,046.1   ($32.1)     ($169.1)  ($138.4)   $3,567.1
                                            ======================================================================================


The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (Unaudited)


A.   Statement of Information Furnished

     The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of March 31, 1997, and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

     Certain information and footnote  disclosures,   normally  included  in
financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

B.   Restructuring

     The Company has made an assessment of the restructuring and exit costs to be incurred relative to the acquisition of CarnaudMetalbox(CMB). Affected by the plan of restructuring are forty regional administrative offices and plants to be closed and approximately fifty-two regional administrative offices and plants to be reorganized. The plan of restructuring which commenced at the end of the first quarter of 1996 is expected to be substantially completed during 1997. Since commencement of the plan of restructuring, the Company has determined alternative sites for manufacture and qualified the new manufacturing sites with customers. As of March 31, 1997, the Company had accrued approximately $534 for the costs associated with restructuring CMB operations and included such costs in the purchase price of CMB in accordance with purchase accounting requirements. These costs comprise severance pay and benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 6,500 employees is estimated at approximately $257 and is primarily a cash expense. Employees to be terminated include most, if not all, employees at each office or plant to be closed and selected employees at those plants to be reorganized including salaried employees and employees of the respective unions represented at each plant site. The write-down of assets (principally property, plant and equipment) is estimated at approximately $217 and has been reflected as a reduction in the carrying value of the Company's assets. Lease termination and other exit costs, primarily repayments of government grants and subsidies, are estimated at approximately $60 and are primarily cash expenses. The $534 in restructuring costs recorded in connection with the CMB acquisition includes the $95 restructuring charge announced in 1996 by CarnaudMetalbox Asia Ltd., a subsidiary of the Company. The balance of the restructuring reserves (excluding the write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities.

     The Company estimates that the plan of restructuring CMB operations, when complete, will generate annual cost savings of approximately $160 ($105 after-tax) on a full year basis. It is also estimated that capital expenditures of approximately $100 will be made to expand and upgrade other facilities to minimize the adverse effects of the restructuring on existing business and customer relationships.

The components of restructuring are as follows:

                       Balance                                        Balance
                       at           Provisions            Transfer    at
                       December 31, for CMB     1997      against     March 31,
                       1996         businesses  activity  assets      1997
-------------------------------------------------------------------------------
Employee costs         $222.1        ($11.9)    ($24.6)               $185.6
Writedown of assets                    32.0               ($32.0)
Lease termination and
   other exit costs      37.6          11.5     (  7.8)                 41.3
                       --------------------------------------------------------
                       $259.7        $ 31.6     ($32.4)   ($32.0)     $226.9
                       ========================================================

                         Crown Cork & Seal Company, Inc.


     The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters many of which are outside the Company's control. The Company's estimate of cost savings, which is unaudited, is not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and is subject to the considerations described herein on page 12 under "Forward-Looking Statements" within Item 2 -"Management's Discussion and Analysis of Results of Operations and Financial Condition". Shareholders are cautioned not to place undue reliance on the estimates or the underlying assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

C.   Inventories



                                               March 31,       December 31,
                                                 1997             1996
                   ---------------------------------------------------------
                   Finished Goods              $  686.4         $    529.8
                   Work in Process                213.2              210.7
                   Raw  Material                  416.0              550.1
                   Supplies and Repair Parts      152.1              133.2
                                               --------           --------
                                               $1,467.7           $1,423.8
                                               ========           ========
D.   Earnings per share

     In February 1997, the Financial Accounting Standards Board released SFAS No. 128, Earnings per Share, which replaces Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Primary EPS will be replaced by basic EPS. The calculation for basic EPS excludes any potentially dilutive securities. On a pro-forma basis, basic EPS is the same as primary EPS as presented within this report. Fully diluted EPS will be replaced by diluted EPS. Pro forma diluted EPS is the same as basic EPS as assumed conversion of potentially dilutive securities would be anti-dilutive. Dual presentation of basic and diluted EPS will be required on the face of the Consolidated Statements of Income.



E.   Supplemental Cash Flow Information

     Cash payments for interest, net of amounts capitalized ($1.6 and $.9 for 1997 and 1996, respectively), were $103.6 and $71.2 during the three months ended March 31, 1997 and 1996, respectively. Cash payments for income taxes amounted to $5.4 and $18.0 during the three months ended March 31, 1997 and 1996, respectively.

                         Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         (in millions, except share, per share, employee, shareholder and statistical data)

     Introduction

          The following discussion presents management's analysis of the results of operations for the three months ended March 31, 1997, compared to the corresponding period in 1996 and the changes in financial condition and liquidity from December 31, 1996. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, along with the consolidated financial statements and related notes included in and referred to within this report.

                              Results of Operations

     Net Income and Earnings Per Share

          Net income available to common shareholders for the quarter ended March 31, 1997 was $33.1, an increase of 13.7% when compared to the respective prior year amount of $29.1. Earnings per common share decreased by 7.1% to $.26 from $.28 a year earlier and reflects a 22.2% increase in average common shares outstanding.

          If the acquisition of CMB occurred on January 1, 1996, comparative pro forma net income and earnings per share would have been $8.0 and $.06, respectively, for the first quarter of 1996.

     Net Sales

          Net sales in the quarter increased 24.9% from $1,551.2 in 1996 to $1,937.3 in 1997. If the acquisition of CMB had occurred on January 1, 1996, comparative pro forma net sales would have been $2,157.0 for the first quarter of 1996. Sales from domestic operations decreased by 5.4% and those in non-U.S. markets increased by 57.3% due primarily to the contributions from the CMB acquisition. Domestic sales accounted for 39.1% of consolidated net sales in 1997 as compared to 49.7% a year earlier. The appreciation of the U.S. dollar against other currencies, primarily those in Europe, decreased consolidated net sales by $48 inthe first quarter as compared to 1996. An analysis of comparative net sales by operating division follows:

                                          Net Sales
                       ---------------------------------------------------
                           First Quarter             Increase (Decrease)
                       ---------------------        ----------------------
     Division:         1997             1996            $              %
                      ------           ------         ----           ----
     Americas         $816.5         $ 860.6      (    44.1)      (   5.1)
     European          956.4           559.7          396.7          70.9
     Asia-Pacific       97.4            83.5           13.9          16.6
     Other              67.0            47.4           19.6          41.4
                    --------        --------          -----
                    $1,937.3        $1,551.2          386.1          24.9
                    ========        ========          =====

          Net sales within the Americas Division declined $44.1 or 5.1% for the three months ended March 31, 1997 as compared to the same period in 1996. The decline was due primarily to (i) decreased raw material prices which forced decreases in selling prices, primarily in PET bottles and aluminum cans and ends, (ii) unit sales volume decreases in PET containers and (iii) continued sluggish demand for all products in Mexico which was the result of the weakened peso and the loss of consumer purchasing power; partially offset by (i) unit sales volume increases in beverage, aerosol and food cans and (ii) initial sales volumes at the Company's new beverage can plant in Brazil. Competitive pressures continue to affect selling prices on most product lines.

                         Crown Cork & Seal Company, Inc.

          Net sales in the European Division were 70.9% higher in the quarter ended March 31, 1997 due to the consolidation of CMB activity for a full quarter versus only five weeks in the first quarter of 1996. The appreciation of the U.S. dollar against most European currencies decreased division sales by $46 in the first quarter compared to 1996. Excluding the translation effect on sales and the impact of an additional seven weeks activity, sales were down 6.4% compared to the prior year quarter. The decrease in sales is primarily due to (i) lower PET resin costs passed on to customers in the form of lower selling prices and (ii) ongoing restructuring effects, including the elimination of products with negative contribution. Unit sales volumes were generally in line with the prior year with the exception of food cans which experienced market softness in France, Germany and Italy.

          Net sales in the Asia-Pacific Division have increased due to the consolidation of CMB activity for a full quarter versus only five weeks in the first quarter of 1996. Unit sales volumes of beverage cans increased in China, Thailand and Vietnam, while food can unit sales volumes increased in Thailand and were stronger than expectations in Singapore. Excess beverage can capacity and aggressive competition continue to erode selling prices in China. In Malaysia, three-piece can sales were very soft due to a market shift from three-piece to two-piece in beverage cans and declining fruit markets.

     Cost of Products Sold

          Cost of products sold, excluding depreciation and amortization, was $1,544.4 for the quarter ended March 31, 1997, a 20.1% increase compared to $1,285.8 for the same period in 1996. The increase reflects (i) a full quarter of CMB activity in 1997 as compared to only five weeks activity in the first quarter of 1996 and (ii) increased unit sales volumes in many product lines; offset by decreased costs of raw materials.

          As a percentage of net sales, cost of products sold was 79.7% as compared to 82.9% in the same period of 1996. This improvement has resulted from (i) increased unit sales volumes, (ii) benefits derived from the Company's continuing cost containment and restructuring programs and (iii) the effect of decreases in raw material costs.

     Selling and Administrative

          Selling and administrative expenses for the quarter ended March 31, 1997 were $103.9, an increase of 49.3% over the first quarter of 1996. As a percentage of net sales, selling and administrative expenses were 5.4% in the first quarter as compared to 4.5% for the same period of 1996. The increase in 1997 costs and percentage to net sales is directly related to the consolidation of CMB activity for a full quarter in 1997 versus only five weeks in the first quarter of 1996.

     Operating Income

          For the quarter ended March 31, 1997, consolidated operating income increased $48.5 or 47.9% compared to the same period in 1996. Operating income as a percentage of net sales was 7.7% for the first quarter of 1997 as compared to 6.5% in 1996. An analysis of operating income by operating division follows:

                                         Operating Income
                          ------------------------------------------------
                             First Quarter             Increase (Decrease)
                          ------------------           -------------------
      Division:           1997          1996             $           %
                          ----         -----            ---         ---
      Americas           $53.2         $25.1           28.1        112.0
      European            93.0          65.8           27.2         41.3
      Asia-Pacific          .2           5.3         (  5.1)       (96.2)
      Other                3.3           5.0         (  1.7)       (34.0)
                        ------        ------          -----
                        $149.7        $101.2           48.5         47.9
                        ======        ======          =====

                         Crown Cork & Seal Company, Inc.

          As a percentage of net sales, operating income for the Americas Division was 6.5% in the first quarter of 1997 as compared to 2.9% for the same period of 1996. The increase in first quarter 1997 operating margins was due to (i) increased efficiencies in most U.S. and Canadian plants due to the completion of 202 diameter conversion programs in 1996 and the restructuring programs initiated in 1995 and 1994 and (ii) increased unit sales volumes in beverage, aerosol and food cans; offset by (i) continued pricing pressures in both metal and plastic beverage containers, (ii) lower unit sales volumes in PET beverage bottles and (iii) weak demand for products in Mexico.

          Operating income as a percentage of net sales in the European Division was 9.7% in the first quarter of 1997 as compared to 11.8% for the comparable 1996 period. The decreased margin is directly attributable to a full quarter consolidation of CMB activity versus only five weeks in the first quarter of 1996 as, historically, unit sales volumes have been much lower in January and February than the rest of the year. While operating income increased in the first quarter of 1997 versus 1996, as a percentage to net sales, the margin was lower as a result of the full quarter consolidation. This decrease was partially offset by the benefits from the ongoing cost reduction programs in which the Company is restructuring inefficient plants, excess overheads and products with negative contribution.

          Operating income in the Asia-Pacific Division was .2% of net sales in the first quarter of 1997 versus 6.3% in the same period of 1996. The decrease in 1997 operating margins is due primarily to (i) reduced beverage can pricing in China in response to excess can capacity and aggressive competition, (ii) lower unit sales volumes and competitive pricing in Malaysia and (ii) new plant start-ups in China, Singapore and Vietnam; partially offset by strong beverage and food can volumes in Thailand.

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

     Net Interest Expense / Income

          Net interest expense was $85.3 in the first quarter, an increase of $35.9 when compared to first quarter 1996 net interest expense of $49.4. The increase in net interest expense is due primarily to (i) borrowings used in the acquisition of CMB remaining outstanding for the entire first quarter of 1997 as compared to only five weeks in the first quarter of 1996 and (ii) cash requirements for restructuring programs.

     Taxes on Income

          The effective tax rate in the first quarter of 1997 was 37.2% as compared to 32.0% for the same period of 1996. Operations in the United States which are subject to higher effective tax rates provided a greater portion of the Company's income before taxes in the first quarter of 1997 as compared to 1996.

     Minority Interests, Net of Equity in Earnings of Affiliates

          Minority interests, net of equity in earnings of affiliates was $4.6 in the first quarter of 1997 as compared to $8.8 in the first quarter of 1996. This change is due primarily to (i) decreased profits in the Company's consolidated joint ventures in China and Vietnam and (ii) increased operating profits at the Company's non-consolidated affiliate in Brazil.

                         Crown Cork & Seal Company, Inc.

                         Liquidity and Capital Resources

     Cash from Operations

          Net cash of $257.4 was used by operating activities during the three months ended March 31, 1997, as compared to cash provided of $61.6 for the same period in 1996. In the first quarter of 1996 a significant portion of the seasonal buildup of CMB's working capital occurred before the acquisition date of February 22, 1996. Due to higher sales volumes in the second and third quarters, it is customary for large working capital buildups in the first quarter.

     Investing Activities

          Investing activities used cash of $101.6 during the quarter ended March 31, 1997 compared with cash used of $1,689.3 for the same period of 1996. Capital expenditures for the first quarter of 1997 were $106.2, a decrease of $28.8 as compared to capital expenditures of $135.0 during the same period of 1996. During the first quarter of 1996 the acquisition of CMB used cash of $1,566.7.

          On March 5, 1997, the Company announced that it purchased Golden Aluminum Company(GAC) from ACX Technologies, Inc. The purchase price was $70 million which included an immediate cash payment of $10 million and a deferred payment of $60 million due within two years. Under the terms of the purchase, the Company holds a put option enabling it to return GAC to ACX if it chooses to exercise the option during the next two years.

     Financing Activities

          Financing activities generated cash of $403.8 in the first quarter compared with $1,706.6 in the first quarter of 1996. The decrease is directly related to 1996 borrowings used to finance the acquisition of CMB.

          Total debt, net of cash and cash equivalents, at March 31, 1997 was $5,227.8 and represents an increase of $310.4 above the December 31, 1996 level of $4,917.4. The increase is due primarily to the financing of the seasonal working capital buildup. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 58.2% at March 31, 1997 as compared to 56.4% at December 31, 1996. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity.

          On February 4, 1997, the Company's previous $1 billion multi-currency credit facility and its previous French Franc (FRF) 13.7 billion credit agreement were replaced with a new multi-currency revolving credit agreement with a group of domestic and foreign banks. The new agreement makes available $2.5 billion through the year 2002. Borrowings under the new agreement are unsecured and bear interest at variable market rates. The agreement contains certain financial covenants related to leverage and interest coverage. Borrowings outstanding under the prior FRF 13.7 billion credit agreement, amounting to $493.1 million at December 31, 1996, were refinanced under this new agreement.

          The decrease in working capital from December 31, 1996 is due primarily to the refinancing of long-term debt on a short-term basis through the issuance of commercial paper and seasonal business factors.

                      Crown Cork & Seal Company, Inc.

     Forward Looking Statements

          Statements included herein in "Management's Discussion and Analysis of Results of Operations and Financial Condition", and in the discussion of the restructuring plan in Note B to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Part I, Item 1:
     "Business" and Item  3: "Legal Proceedings" and in  Part II, Item 7:
     "Management's Discussion and Analysis of Financial Condition and Results of Operations", within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

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

          A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 within Part II, Item 7; "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the caption "Forward Looking Statements" and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the Securities and Exchange Commission ("SEC"). In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

                         Crown Cork & Seal Company, Inc.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held April 24, 1997. The matters voted upon and the results of the votes are as follows:

                                                   - - - VOTES - - -
(1) Election of the Board of Directors
                                              For                 Withheld

    William J. Avery                       119,686,569            1,018,198
    Henry E. Butwel                        119,699,656            1,005,110
    Charles F. Casey                       119,747,103              957,663
    Francis X. Dalton                      119,694,928            1,009,838
    Guy de Wouters                         119,774,675              930,091
    Richard L. Krzyzanowski                119,691,327            1,013,440
    Josephine C. Mandeville                119,852,800              851,966
    Michael J. Mc Kenna                    119,691,291            1,013,476
    Jean-Pierre Rosso                      119,828,455              876,312
    Alan W. Rutherford                     119,691,487            1,013,280
    J. Douglass Scott                      119,678,305            1,026,461
    Ernest-Antoine Seilliere               119,683,150            1,021,617
    Robert J. Siebert                      119,838,536              866,230
    Harold A. Sorgenti                     119,849,127              855,640




                                      FOR         AGAINST          ABSTAINING
(2) The resolution for the
    adoption of the 1997
    Crown Cork & Seal
    Company, Inc. Stock-
    Based Incentive
    Compensation Plan.            109,277,123    10,996,254          431,389

                         Crown Cork & Seal Company, Inc.


Item 5.  Other Information

         (1) The Company announced on April 29, 1997 that Mr. John W. Conway was elected to its Board of Directors. Mr. Conway is Executive Vice President and President - Americas Division.

        (2) On May 14, 1997, the Company announced that it had sold its Machinery Division known as Crown-Simplimatic to a group of investors including division management. The selling price of $105 million includes $90 million in cash and $15 million of 8% Class A Preferred Stock that is convertible into approximately 20% of the common stock of Crown-Simplimatic. The Company will have one representative on the seven member Board of Directors. Cash proceeds from the sale will be used to reduce short-term indebtedness. In 1996 Crown-Simplimatic represented approximately 2% of the Company's consolidated net sales and net income.

         (3) On April 15, 1997, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock and $.4712 per share on the Company's 4.5% Convertible Preferred Stock. Both dividends are payable on May 20, 1997 to shareholders of record on May 2, 1997.

         (4) On January 9, 1997, the Company announced its plans to produce aluminum beer and beverage cans in a new joint venture in Colombia. The new company, Crown Colombiana, S.A., is owned 50% by the Company and 50% by the Medellin-based Ardila-Lulle organization. Commercial production is expected to commence by early 1998.



Item 6.  Exhibits and Reports on Form 8-K


         a)   Exhibits

               4. Revolving Credit and Competitive Advance Facility Agreement, dated as of February 4, 1997, among the Registrant, the Subsidiary Borrowers referred to therein, the Lenders referred to therein, the Chase Manhattan Bank, as Administrative Agent, Societe Generale; as Documentation Agent, and Bank of America Illinois, as Syndication Agent
                  (incorporated by reference to Exhibit 4.o of the Registrant's
                   Annual Report on  Form 10-K for the year ended
                   December 31, 1996 (File No. 1-2227)).

             11.   Statement re Computation of Per Share Earnings

             27.   Financial Data Schedule

         b)  Reports on Form 8-K

             There were no reports on Form 8-K filed by Crown Cork & Seal Company, Inc., during the quarter for which this report is filed.

                         Crown Cork & Seal Company, Inc.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Crown Cork & Seal Company, Inc.
                                        -------------------------------
                                        Registrant

                                        By: /s/ Timothy J. Donahue
                                            ----------------------
                                            Timothy J. Donahue
                                            Vice President and Controller

 Date:      May 15, 1997
          ------------------