Form 10-Q
period 1997-06-30
CROWN CORK & SEAL CO INC
filed 1997-08-13
CIK 25890

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

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[        ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO ________

                          COMMISSION FILE NUMBER 1-2227


                         CROWN CORK & SEAL COMPANY, INC.
             (Exact name of registrant as specified in its charter)

             Pennsylvania                            23-1526444
    (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)             Identification No.)

      One Crown Way, Philadelphia, PA                19154-4599
 (Address of principal executive offices)            (Zip Code)

                                  215-698-5100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There are 128,331,667 shares of Common Stock outstanding as of July 31, 1997.




--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

                          PART 1- FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                         (In millions except share data)
                                   (Unaudited)

--------------------------------------------------------------------------------


Three months ended June 30,                       1997                 1996

--------------------------------------------------------------------------------


Net sales                                       $  2,286.6         $  2,353.7
                                                ----------         ----------

Costs, expenses & other income

   Cost of products sold,
    excluding depreciation and amortization       1,786.0             1,894.7
   Depreciation and amortization                    138.9               135.2
   Selling and administrative expense               104.6               106.2
   Provision for restructuring                                           29.6
   Gain on sale of assets                      (     28.1)         (       .7)
   Interest expense, net of interest income          84.6                88.6
   Translation and exchange adjustments               1.7          (     41.0)
                                                ---------           ---------
                                                  2,087.7             2,212.6
                                                ---------           ---------

Income before income taxes                          198.9               141.1

Provision for income taxes                           64.1                34.7

Minority interests, net of equity earnings     (      2.8)         (      2.3)
                                                ---------           ---------

Net income                                          132.0               104.1

Preferred stock dividends                             5.8                 5.8
                                                ---------           ---------

Net income available to common shareholders     $   126.2           $    98.3
                                                =========           =========

Earnings per average common share:

                  Primary                       $     .98           $     .76
                                                =========           =========
                  Fully diluted                 $     .94           $     .74
                                                =========           =========

Dividends per common share                      $     .25           $     .25
                                                =========           =========

Weighed average common shares outstanding:

                  Primary                     129,228,485         128,499,811
                  Fully diluted               140,554,068         139,826,484

--------------------------------------------------------------------------------


Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

Earnings per share for 1996 reflect full dilution.

                         Crown Cork & Seal Company, Inc.

                        CONSOLIDATED STATEMENTS OF INCOME
                         (In millions except share data)
                                   (Unaudited)

--------------------------------------------------------------------------------


Six months ended June 30,                          1997                1996

--------------------------------------------------------------------------------


Net sales                                       $  4,223.9         $  3,904.9
                                                ----------         ----------

Costs, expenses & other income

   Cost of products sold,
     excluding depreciation and amortization       3,330.4            3,180.5
   Depreciation and amortization                     278.2              229.8
   Selling and administrative expense                208.5              175.8
   Provision for restructuring                                           29.6
   Gain on sale of assets                      (      34.2)        (     10.2)
   Interest expense, net of interest income          169.9              138.0
   Translation and exchange adjustments                2.8         (     38.7)
                                                ----------          ---------
                                                   3,955.6            3,704.8
                                                ----------          ---------

Income before income taxes                           268.3              200.1

Provision for income taxes                            89.9               53.6

Minority interests, net of equity earnings     (       7.4)        (     11.1)
                                                ----------          ---------

Net income                                           171.0              135.4

Preferred stock dividends                             11.7                8.0
                                                ----------          ---------

Net income available to common shareholders     $    159.3          $   127.4
                                                ==========          =========

Earnings per average common share:

                  Primary                       $     1.23          $   1.09
                                                ==========          ========
                  Fully diluted                 $     1.22          $   1.09
                                                ==========          ========

Dividends per common share                      $      .50          $    .50
                                                ==========          ========

Weighted average common shares outstanding:

                  Primary                      129,207,609       116,935,458
                  Fully diluted                140,533,405       124,778,397

--------------------------------------------------------------------------------


The financial statements for 1996 include the operations of CarnaudMetalbox from the acquisition date of February 22, 1996.

Certain prior year amounts have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

Earnings per share for 1996 reflect full dilution.

                         Crown Cork & Seal Company, Inc.

                     CONSOLIDATED BALANCE SHEETS (Condensed)
                         (In millions except book value)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                    June 30,      December 31,
                                                     1997             1996
--------------------------------------------------------------------------------


Assets

Current assets

   Cash and cash equivalents                        $   205.8      $  160.4
   Receivables                                        1,606.2       1,349.3
   Inventories                                        1,464.7       1,423.8
   Prepaid expenses and other current assets            372.2         358.4
                                                    ---------      --------
     Total current assets                             3,648.9       3,291.9
                                                    ---------      --------

Long-term notes and receivables                          89.5          82.2
Investments                                             100.3          90.3
Goodwill, net of amortization                         4,683.9       4,809.9
Property, plant and equipment                         3,646.6       3,717.3
Other non-current assets                                710.1         598.6
                                                    ---------     ---------
     Total                                          $12,879.3     $12,590.2
                                                    =========     =========

Liabilities and shareholders' equity

Current liabilities
   Short-term debt                                  $ 1,721.0     $ 1,105.8
   Current portion of long-term debt                     42.2          48.5
   Accounts payable and accrued liabilities           2,481.2       2,460.9
   United States and foreign income taxes                65.5          47.3
                                                    ---------     ---------
     Total current liabilities                        4,309.9       3,662.5
                                                    ---------     ---------

Long-term debt, excluding current maturities          3,609.1       3,923.5
Postretirement and pension liabilities                  719.3         738.9
Other non-current liabilities                           475.0         458.2
Minority interests                                      254.8         243.8
Shareholders' equity                                  3,511.2       3,563.3
                                                    ---------     ---------
     Total                                          $12,879.3     $12,590.2
                                                    =========     =========
Book value per common share                           $23.30        $23.69

--------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                  (In millions)
                                   (Unaudited)

--------------------------------------------------------------------------------

Six months ended June 30,                               1997            1996
--------------------------------------------------------------------------------


Cash flows from operating activities
   Net income                                          $171.0        $  135.4
   Depreciation and amortization                        278.2           229.8
   Provision for restructuring                                           21.9
   Foreign currency gain                                            (    42.1)
   Gain on sale of assets                             (  25.0)      (     6.0)
   Equity in earnings of joint ventures,
      net of dividends received                           2.6             5.7
   Minority interest in earnings of subsidiaries          4.4             6.0
   Change in assets and liabilities, other than debt  ( 580.1)      (   356.2)
                                                       ------         -------
     Net cash used in operating activities            ( 148.9)      (     5.5)
                                                       ------         -------

Cash flows from investing activities
   Capital expenditures                               ( 202.6)      (   286.2)
   Acquisition of businesses, net of cash acquired    (  10.0)      ( 1,524.6)
   Proceeds from sale of assets                          25.5            17.7
   Proceeds from sale of businesses                      90.0            52.7
   Other, net                                         (    .4)      (     1.0)
                                                       ------        --------
     Net cash used in investing activities            (  97.5)      ( 1,741.4)
                                                       ------        --------

Cash flows from financing activities
   Proceeds from long-term debt                           1.5         1,880.9
   Payments of long-term debt                         ( 257.2)      (    51.1)
   Net change in short-term debt                        647.1            93.2
   Dividends paid                                     (  76.0)      (    69.6)
   Common stock:
     Repurchased for treasury                         (  17.2)
     Issued under employee benefit plans                  7.3             3.2
   Minority contributions, net of dividends paid      (   3.4)           12.1
                                                       ------        --------
     Net cash provided by financing activities          302.1         1,868.7
                                                       ------        --------

Effect of exchange rate changes
   on cash and cash equivalents                       (  10.3)            4.6
                                                       ------        --------
Net change in cash and cash equivalents                  45.4           126.4
Cash and cash equivalents at beginning of period        160.4            68.1
                                                       ------        --------
Cash and cash equivalents at end of period             $205.8        $  194.5
                                                       ======        ========


--------------------------------------------------------------------------------

                                                         1997         1996
--------------------------------------------------------------------------------


Schedule of non-cash investing activities:
     Acquisition of businesses:
       Fair value of assets acquired                   $70.0        $7,850.5
       Liabilities assumed                                         ( 3,871.1)
       Notes payable                                  ( 60.0)
       Issuance of common stock                                    ( 1,562.4)
       Issuance of 4.5% convertible preferred stock                (   520.8)
                                                       -----        --------
         Cash paid                                     $10.0        $1,896.2
                                                       =====        ========

--------------------------------------------------------------------------------


Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statement.

                                                                Crown Cork & Seal Company, Inc.

                                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                   (In millions) (Unaudited)


---------------------------------------------------------------------------------------------------------------------------------

                                                                                          Minimum   Cumulative
                                                    Preferred  Common   Paid-In  Retained Pension   Translation Treasury
                                                    Stock      Stock    Capital  Earnings Liability Adjustments Stock     Total
---------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1996                         $520.8   $779.0   $1,567.3 $1,185.0  ($14.8)  ($337.1)  ($ 136.9)   $3,563.3

Net income                                                                         171.0                                    171.0

Dividends declared:

         Common                                                                 (   64.3)                                (   64.3)
         Preferred                                                              (   11.7)                                (   11.7)

Common stock issued under employee benefit plans                            6.1                                   1.2         7.3

Repurchased for treasury                                              (    15.6)                             (    1.6)   (   17.2)

Translation adjustments                                                                            ( 137.2)              (  137.2)


                                                     -----------------------------------------------------------------------------

Balance at June 30, 1997                             $520.8   $779.0   $1,557.8 $1,280.0  ($14.8)  ($474.3)  ($ 137.3)   $3,511.2

                                                     ============================================================================





---------------------------------------------------------------------------------------------------------------------------------

                                                                                          Minimum   Cumulative
                                                    Preferred  Common   Paid-In  Retained Pension   Translation Treasury
                                                    Stock      Stock    Capital  Earnings Liability Adjustments Stock     Total
---------------------------------------------------------------------------------------------------------------------------------



Balance at December 31, 1995                                   $592.5  $  182.7 $1,049.0  ($32.1)   ($191.7)  ($139.2)   $1,461.2

Net income                                                                         135.4                                    135.4

Common Stock issued in business combinations                    186.5   1,375.9                                           1,562.4

4.5% convertible preferred stock issued in
     business combinations                           $520.8                                                                 520.8

Dividends declared:

         Common                                                                 (   64.1)                              (     64.1)

         Preferred                                                              (    8.0)                              (      8.0)

Common stock issued under employee benefit plans                            2.2                                   1.0         3.2

Translation adjustments                                                                                 6.3                   6.3

                                                   -------------------------------------------------------------------------------


Balance at June 30, 1996                            $520.8     $779.0  $1,560.8 $1,112.3  ($32.1)   ($185.4)  ($138.2)   $3,617.2

                                                   ===============================================================================



The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (Unaudited)

A.       Statement of Information Furnished

         The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with instructions to Rule 10-01 of Regulation S-X. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of June 30, 1997 and the results of operations and cash flows for the periods ended June 30, 1997 and 1996, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied and are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

B.       Restructuring

         The Company has made an assessment of the restructuring and exit costs to be incurred relative to the acquisition of CarnaudMetalbox (CMB). Affected by the plan of restructuring are forty plants and regional administrative offices to be closed and approximately fifty-two plants and regional administrative offices to be reorganized. The restructuring effort, which commenced at the end of the first quarter of 1996, is expected to be substantially completed during 1997. Since commencement of the plan, the Company has determined alternative sites for manufacture and qualified the new manufacturing sites with customers. As of June 30, 1997, the Company had accrued approximately $534 for the costs associated with restructuring CMB operations and included such costs in the purchase price of CMB in accordance with purchase accounting requirements. These costs comprise severance pay and benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 6,500 employees is estimated at approximately $257 and is primarily a cash expense. Employees to be terminated include most, if not all, employees at each plant or office to be closed and selected employees at those plants to be reorganized, including salaried employees and employees of the respective unions represented at each plant site. The write-down of assets (principally property, plant and equipment) is estimated at approximately $217 and has been reflected as a reduction in the carrying value of the Company's assets. Lease termination and other exit costs, primarily repayments of government grants and subsidies, are estimated at approximately $60 and are primarily cash expenses. The $534 in restructuring costs recorded in connection with the CMB acquisition includes the $95 restructuring charge announced in 1996 by CarnaudMetalbox Asia Ltd., a subsidiary of the Company. The balance of the restructuring reserves (excluding the write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities.

         The Company estimates that the restructuring of CMB operations will generate annual cost savings of approximately $160 ($105 after-tax) on a full year basis. It is also estimated that capital expenditures of approximately $100 will be made to expand and upgrade other facilities to minimize the adverse effects of the restructuring on existing business and customer relationships.

         The components of restructuring are as follows:
         -----------------------------------------------------------------------

                              Balance at   Provisions        Transfer Balance at
                              December 31, for CMB    1997    against June 30,
                               1996        businesses Activity assets   1997
         -----------------------------------------------------------------------

         Employee costs         $222.1       ($11.9)    ($47.8)         $162.4
         Write down of assets                  32.0             ($32.0)
         Lease termination
           and other exit costs   37.6         11.5     ( 18.0)           31.1
                                ------       ------      -----   ------  ------

                                $259.7        $31.6     ($65.8) ($32.0) $193.5
                                ======        =====      =====   =====   ======

                         Crown Cork & Seal Company, Inc.


         The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters, many of which are outside the Company's control. The Company's estimate of cost savings, which is unaudited, is not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and is subject to the considerations described herein on Page 14 under "Forward Looking Statements"; within Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition." Shareholders are cautioned not to place undue reliance on the estimates or the underlying assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

C.       Inventories


                                            ------------------------------------


                                               June 30,          December 31,
                                                1997                 1996
                                            ------------------------------------


                  Finished Goods               $  667.6            $  529.8

                  Work in Process                 197.9               210.7

                  Raw Materials                   438.3               550.1

                  Supplies and Repair Parts       160.9               133.2
                                               --------            --------

                                               $1,464.7            $1,423.8
                                               ========            ========
D.       Earnings per Share

         In February 1997, the Financial Accounting Standards Board released SFAS No. 128, Earnings per Share, which replaces Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Primary EPS will be replaced by basic EPS. The calculation for basic EPS excludes any potential dilutive securities. On a pro-forma basis, basic EPS is $.98 per share in the quarter, the same as reported in this report, and $1.24 for the six months ended June 30, 1997. Fully diluted EPS will be replaced by diluted EPS. Pro forma diluted EPS for the quarter and six months ended June 30, 1997 is the same as fully diluted EPS as presented within this report. Dual presentation of basic and diluted EPS will be required on the face of the Consolidated Statements of Income.

E.       Supplemental Cash Flow Information

         Cash payments for interest, net of amounts capitalized ($2.7 and $4.5 for 1997 and 1996, respectively), were $198.2 and $136.8 during the six months ended June 30, 1997 and 1996, respectively. Cash payments for income taxes amounted to $40.0 and $27.3 during the six months ended June 30, 1997 and 1996, respectively.

                         Crown Cork & Seal Company, Inc.


                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         (in millions, except share, per share, employee, shareholder and statistical data)

         Introduction

         The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 1997, compared to the corresponding periods in 1996 and the changes in financial condition and liquidity from December 31, 1996. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, along with the consolidated financial statements and related notes included in and referred to within this report.

                              Results of Operations

         Net Income and Earnings Per Share

         The Company reported net income of $132.0 or $.94 per fully diluted common share for the second quarter of 1997 compared with net income of $104.1 or $.74 per fully diluted common share for the same period in 1996. Second quarter 1997 net income includes an after-tax gain of $19.7 or $.14 per fully diluted common share primarily from the sale of the Crown - Simplimatic Machinery operations and three surplus properties in the United States. Second quarter 1996 net income included a foreign exchange gain of $42.1 as well as after-tax charges of $21.9 for the restructuring of businesses in Europe and South America.

         For the six months ended June 30, 1997, net income was $171.0 or $1.22 per fully diluted common share compared with net income of $135.4 or $1.09 per fully diluted common share for the same period in 1996.

         If the acquisition of CMB had occurred on January 1, 1996, comparative pro forma net income and fully diluted earnings per share would have been $114.3 and $.89, respectively, for the six months ended June 30, 1996.

         Net Sales

         Net sales in the quarter decreased $67.1 or 2.9% from $2,353.7 in 1996 to $2,286.6 in 1997. Net sales for the first six months of 1997 were $4,223.9, an increase of $319.0 or 8.2% over net sales of $3,904.9 for the same period of 1996. In the quarter, sales from domestic operations increased 2.0% while non-U.S. sales decreased 5.8% due to the appreciation of the U. S. dollar against other currencies, primarily those within Europe. Domestic sales in the second quarter accounted for 39.8% of consolidated sales in 1997 as compared to 35.2% a year
         earlier.   Sales of beverage cans and ends as a percentage  of
         consolidated net sales have increased in the second quarter from 29.4% to 30.9% whereas sales of food cans and ends have declined from 29.7% to 28.2% compared to the prior year second quarter. North American beverage can and end sales represented 18.2% and 17.0%, respectively, of consolidated net sales for the quarter and six months ended June 30, 1997 as compared to 16.2% and 17.8% for the comparable periods in 1996. If the acquisition of CMB had occurred on January 1, 1996, comparative pro forma net sales for the six months ended June 30, 1997 would have been $4,443.6.

                         Crown Cork & Seal Company, Inc.

         An analysis of net sales by operating division follows:

                                     Net Sales                 Percentage Change
                         ------------------------------------   ---------------
                          Second Quarter     Six Months Ended   Second    Six
                         1997       1996      1997       1996   Quarter  Months
                         ----       ----      ----       ----   -------  ------

         Divisions:

         Americas      $  971.4  $   969.5   $1,787.9  $1,830.1     .2%  ( 2.3%)
         European       1,145.0    1,227.5    2,101.4   1,787.2  ( 6.7%)  17.6%
         Asia-Pacific     104.2      111.3      201.6     194.8  ( 6.4%)   3.5%
         Other             66.0       45.4      133.0      92.8   45.4%   43.3%
                       -------    --------   --------  --------
                       $2,286.6   $2,353.7   $4,223.9  $3,904.9  ( 2.9%)   8.2%
                       ========   ========   ========  ========

         Net sales within the Americas Division increased .2% in the quarter and decreased 2.3% for the six months ended June 30, 1997 as compared to the same periods in 1996. The increase in the second quarter is primarily a result of (i) increased unit sales volumes in beverage cans and ends, food cans and aerosol cans in the United States and Canada,
         (ii) initial sales volumes at the Company's new beverage can and end plants in Brazil and (iii) the 1996 strike by the International Association of Machinists (IAM) which resulted in a seven week work stoppage at four beverage and four food can plants in the second quarter of 1996; offsetting (i) decreased raw material prices which forced decreases in selling prices, primarily in PET bottles and aluminum cans and ends, (ii) unit sales volume decreases in PET containers and (iii) continued sluggish demand for beverage cans in Mexico. Competitive pressures continue to affect selling prices on most product lines.

         Net sales in the European Division declined 6.7% in the quarter and increased 17.6% for the six months ended June 30, 1997 compared to the prior year periods. The decrease in sales in the quarter is due primarily to (i) the appreciation of the U. S. dollar against most European currencies, reducing quarter sales by $62, (ii) lower PET resin costs passed on to customers in the form of lower selling prices,
         (iii) ongoing restructuring effects, including the elimination of products with negative contribution and (iv) unit sales volume decreases in food cans and beverage cans and ends. Increased competition and market softness has reduced sales volumes in food cans while colder and wetter weather than usual in Northern Europe has reduced unit sales volumes in beverage cans and ends. For the six months ended June 30, 1997 sales increased over 1996 as a result of the consolidation of CMB activity for the full six months in 1997 versus only eighteen weeks in 1996.

         Net sales in the Asia-Pacific Division decreased 6.4% in the second quarter and increased 3.5% for the six months ended June 30, 1997 compared to the prior year periods. The decrease in sales in the quarter is due to (i) excess beverage can capacity and aggressive competition which continues to erode selling prices in China, (ii) soft three-piece beverage can sales in Malaysia as the market shifts to two-piece, (iii) declining fruit markets in Malaysia and (iv) the closure of six plants in the region since the second quarter of 1996; offsetting increased unit sales volumes in (i) beverage cans in China, Thailand and Vietnam and (ii) food cans in Thailand and Singapore.
         For the six months, sales are up over 1996 as CMB activity is consolidated for the full six months in 1997 as compared to only eighteen weeks in 1996.

         Net sales for Other operating units increased 45.4% and 43.3%, respectively, in the quarter and six months ended June 30, 1997 compared to the same periods in 1996. The increase is primarily due to the addition of Golden Aluminum which was acquired March 1, 1997.

                         Crown Cork & Seal Company, Inc.

         Cost of Products Sold

         Cost of products sold, excluding depreciation and amortization, for the quarter ended June 30, 1997 was $1.786.0, a 5.7% decrease compared to $1,894.7 for the same period in 1996. For the six months ended June 30, 1997, these costs increased 4.7% to $3,330.4 from $3,180.5 in 1996. The decrease in the quarter reflects lower raw material costs offsetting increased unit sales volumes in many product lines.

         As a percentage of net sales, cost of products sold was 78.1% and 78.8% for the quarter and six months ended June 30, 1997, as compared to 80.5% and 81.4%, respectively, in the same periods in 1996. This improvement has resulted from (i) increased unit sales volumes, (ii) benefits derived from the Company's continuing cost containment and restructuring programs and (iii) the effect of decreases in raw material costs.

         Selling and Administrative

         Selling and administrative expenses for the quarter ended June 30, 1997 were $104.6, a decrease of 1.5% compared to the second quarter of 1996. As a percentage of net sales, selling and administrative expenses were 4.6% in the second quarter as compared to 4.5% for the same period of 1996. For the six months ended June 30, 1997, these expenses have increased 18.6% from a year earlier and as a percentage of net sales are 4.9% as compared to 4.5% in 1996. The increase in 1997 costs and their percentage to net sales is directly related to the consolidation of CMB activity for a full six months in 1997 as compared to only 18 weeks in 1996.

         Operating Income

         For the quarter, consolidated operating income increased 36.8% to $257.1 from $188.0 for the comparable period in 1996. For the six months ended June 30, 1997, consolidated operating income increased 40.7% to $406.8 from $289.2 for the same period a year earlier. Consolidated operating income for the quarter and for the six months ended June 30, 1996 included pretax restructuring charges of $29.6. An analysis of operating income, excluding restructuring charges by operating division follows:

                                  Operating Income            Percentage Change
                         ----------------------------------  -----------------
                         Second  Quarter   Six Months Ended  Second       Six
                          1997    1996      1997     1996    Quarter     Months
                          ----    ----      ----     ----    -------     ------
         Divisions:
         Americas        $ 90.2   $ 70.6   $143.4   $ 95.7    27.8%       49.8%
         European         158.2    141.7    251.2    207.5    11.6%       21.1%
         Asia-Pacific       8.6      3.8      8.8      9.1   126.3%      ( 3.3%)
         Other               .1      1.5      3.4      6.5  ( 93.3%)     (47.7%)
                         ------   ------   ------   ------
                         $257.1   $217.6   $406.8   $318.8    18.2%       27.6%
                         ======   ======   ======   ======

         As a percentage of net sales, operating income for the Americas Division was 9.3% in the second quarter of 1997 and 8.0% for the six months' ended June 30, 1997 as compared to 7.3% and 5.3% for the same periods of 1996. The increase in 1997 operating margins is due to (i) increased unit sales volumes in beverage cans and ends, aerosol cans and food cans in both the U. S. and Canada, (ii) the start-up of the Company's new beverage can and end plants in Brazil and, (iii) increased efficiencies in most U. S. and Canadian plants due to restructuring programs initiated in 1995 and 1994, ongoing cost containment programs and the completion of the 202 diameter conversion programs in 1996; offset by (i) continued pricing pressures in both metal and plastic beverage containers, (ii) lower unit sales volumes in PET beverage bottles and (iii) weak demand for beverage cans in Mexico.

                        Crown Cork & Seal Company, Inc.

         Operating income as a percentage of net sales in the European Division was 13.8% in the second quarter of 1997 and 12.0% for the six months ended June 30, 1997 as compared to 11.5% and 11.6% for the same periods of 1996. The increased margin is directly attributable to (i) cost reduction programs the Company initiated upon the acquisition of CMB whereby inefficient plants, negative contribution products and excess administrative overheads are being eliminated, (ii) increased unit sales volumes in PET bottles, plastic closures and aerosol cans and
         (iii) better market conditions for specialty cans; offsetting (i) decreased unit sales volumes in food cans in France and Italy due to increased competition and (ii) decreased unit sales volumes in beverage cans and ends as the season got off to a slow start due to the unusually cold and wet weather in northern Europe.

         Operating income in the Asia-Pacific Division was 8.3% of net sales in the second quarter of 1997 and 4.4% for the six months ended June 30, 1997 as compared to 3.4% and 4.7% for the same periods of 1996. The increase in second quarter operating margins is due primarily to (i) the closure of six inefficient plants in the region since the second quarter of 1996, (ii) strong food can unit sales volumes in Singapore and Thailand and (iii) increased unit sale volumes of beverage cans in Malaysia, Singapore and Thailand; offsetting (i) reduced beverage can pricing throughout the region, (ii) lower unit sales volumes of three-piece cans in Malaysia and (iii) new plant start-ups in China and Vietnam.

         Operating income for Other operating units was .2% of net sales in the second quarter of 1997 and 2.6% for the six months ended June 30,1997 as compared to 3.3% and 7.0% for the same periods of 1996. The decrease in 1997 operating margins is due primarily to (i) start-up losses at Golden Aluminum which was purchased on March 1, 1997 and (ii) the sale of the Company's Crown-Simplimatic Machinery operations on May 14, 1997.

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

         Net Interest Expense / Income

         Consolidated net interest expense, net of interest income, for the second quarter and six months ended June 30, 1997, was $84.6 and $169.9, respectively, as compared to $88.6 and $138.0 for the comparable periods in 1996. The increase in net interest expense is due primarily to (i) borrowings used in the acquisition of CMB remaining outstanding for the full six months of 1997 as compared to only 18 weeks in 1996, (ii) cash requirements for restructuring programs and
         (iii) the financing of seasonal working capital buildups.

         Taxes on Income

         Year-to-date, the effective tax rate was 33.5% in 1997 as compared to 26.8% in 1996. Operations in the United States, which are subject to higher effective tax rates, have provided a greater portion of the Company's income before taxes in the first six months of 1997 as compared to 1996.

         Minority Interests, Net of Equity in Earnings of Affiliates

         Minority interests, net of equity in earnings of affiliates was $7.4 for the six months ended June 30, 1997 as compared to $11.1 for the same period of 1996. This change is due primarily to (i) decreased profits in the Company's consolidated joint ventures in China and Vietnam, (ii) increased operating profits at the Company's non-consolidated affiliate in Brazil, and (iii) the devaluation of the Venezuelan Bolivar which resulted in losses in the Company's non-consolidated Venezuelan affiliate in the second quarter of 1996.

                         Crown Cork & Seal Company, Inc.

                         Liquidity and Capital Resources

         Cash from Operations

         Net cash of $148.9 was used in operating activities during the six months ended June 30, 1997, as compared to cash used of $5.5 for the same period in 1996. In the first quarter of 1996 a significant portion of the seasonal buildup of CMB's working capital occurred before the acquisition date of February 22, 1996. Due to higher sales volumes in the second and third quarters, it is customary to realize large working capital buildups in the first quarter.

         Investing Activities

         Investing activities used cash of $97.5 during the six months ended June 30, 1997 compared with cash used of $1,741.4 for the same period of 1996. Capital expenditures for the six months ended June 30, 1997 were $202.6, a decrease of $83.6 as compared to capital expenditures of $286.2 during the same period of 1996. For the six months ended June 30, 1996 the acquisition of CMB used cash of $1,524.6.

         On March 5, 1997, the Company announced that it had purchased Golden Aluminum Company (GAC) from ACX Technologies, Inc. The purchase price was $70 million which included an immediate cash payment of $10 million and a deferred payment of $60 million due within two years. Under the terms of the purchase, the Company holds a put option enabling it to return GAC to ACX if it chooses to exercise the option during the next two years.

         On May 14, 1997, the Company announced that it had sold its Machinery Division known as Crown-Simplimatic to a group of investors including division management. The selling price of $105 million includes $90 million in cash and $15 million of 8% Class A Preferred Stock that is convertible into approximately 20% of the common stock of Crown -Simplimatic.

         The Company also sold three surplus properties in the United States during the second quarter.

         Gains, totaling $28.1, were realized from the sales of the machinery operations and surplus properties.

         Financing Activities

         Financing activities generated cash of $302.1 during the six months ended June 30,1997, compared with $1,868.7 for the prior year period. The decrease is directly related to 1996 borrowings used to finance the acquisition of CMB.

         Total debt, net of cash and cash equivalents, at June 30, 1997 was $5,166.5 and represents an increase of $249.1 above the December 31, 1996 level of $4,917.4. The increase is due primarily to the financing of the seasonal working capital buildup offset somewhat by the strengthening of the U.S. dollar which reduced consolidated debt by $97.3. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 57.8% at June 30, 1997 as compared to 56.4% at December 31, 1996. Total capitalization is defined by the Company as total debt, net of cash and cash equivalents, minority interests and shareholders' equity.

         On February 4, 1997, the Company's previous $1 billion multi-currency facility and its previous French Franc (FRF) 13.7 billion credit agreement were replaced with a new multi- currency revolving credit agreement with a group of domestic and foreign banks. The new agreement makes available $2.5 billion through the year 2002. Borrowings under the new agreement are unsecured and bear interest at variable market rates. The agreement contains certain financial covenants related to leverage and interest coverage. Borrowings outstanding under the prior FRF 13.7 billion credit agreement, amounting to $493.1 million at December 31, 1996, were refinanced under this new agreement.

                         Crown Cork & Seal Company, Inc.

         The decrease in working capital from December 31, 1996 is due primarily to the refinancing of long-term debt on a short-term basis through the issuance of commercial paper and also seasonal business factors.

         Recent Accounting Developments

         In June the Financial Accounting Standards Board ("FASB") issued two new accounting standards, SFAS No. 130 - Reporting Comprehensive Income and SFAS No.131 Disclosures about Segments of an Enterprise and Related Information. Both standards are effective with annual reporting in 1998. The Company is currently assessing the impact that the new standards will have on its financial statements. The implementation of SFAS No. 130 will require that the components of comprehensive income be reported in the financial statements. The implementation of SFAS No. 131 will require the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. Another important requirement by SFAS No. 131 is the reporting of segment information, on a condensed basis, for interim periods. Interim reporting will commence in 1999.

         Forward Looking Statements

         Statements included herein in "Management's Discussion and Analysis of Results of Operations and Financial Condition," and in the discussion of the restructuring plan in Note B to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Part I, Item 1: "Business" and Item 3: "Legal Proceedings" and in Part II,
         Item 7: "Management's Discussion and Analysis of Results of Operations and Financial Condition," within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time makes other oral or written statements which are also "forward-looking statements."

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

         A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 within Part II, Item 7:
         "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the caption "Forward Looking Statements" and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the Securities and Exchange Commission ("SEC"). In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

                         Crown Cork & Seal Company, Inc.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 24, 1997. The matters voted upon and the results there of are set forth in
         Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and such Item 4 is incorporated herein by reference.


Item 5.  Other Information

         On July 24, 1997, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock and $.4712 per share on the Company's 4.5% Convertible Preferred Stock. Both dividends are payable on August 20, 1997 to shareholders of record on August 6, 1997.

         On August 12, 1997, the Company announced plans to improve the structure of its polyethylene terephthalate (PET) plastic beverage container business in the United States by closing six of the manufacturing locations in its CONSTAR subsidiary. An after-tax charge of $43.3 million ($.31 per share on a fully diluted basis) affecting third quarter results also covers other, non-PET related restructuring activities, primarily in Europe. Annual savings relating to these actions, when fully implemented, are expected to be approximately $20.0 million ($.14 per share on a fully diluted basis). Following the restructuring, the Company will operate 25 PET container manufacturing facilities in 12 countries. The Company expects to maintain its existing manufacturing capacity and, by relocating equipment among its remaining larger facilities, meet all current and prospective volume requirements.

                         Crown Cork & Seal Company, Inc.


Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  11.    Statement re Computation of Per Share Earnings

                  27.    Financial Data Schedule


         b)       Reports on Form 8-K

                  There were no reports on Form 8-K filed by Crown Cork & Seal Company, Inc. during the quarter for which this report is filed.

                         Crown Cork & Seal Company, Inc.

                                    SIGNATURE


        Pursuant to the requirements of Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                             Crown Cork & Seal Company, Inc
                                             Registrant

                                        By:  /s/ Timothy J. Donahue
                                             -----------------------------
                                             Timothy J. Donahue
                                             Vice President and Controller


Dates:   August 13, 1997