Form 10-Q
period 1997-09-30
CROWN CORK & SEAL CO INC
filed 1997-11-14
CIK 25890

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[   X   ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There are 128,356,874 shares of Common Stock outstanding as of October 31, 1997.




-------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

                          PART 1- FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                       (In millions except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------


Three months ended September 30,                1997                  1996

-------------------------------------------------------------------------------


Net sales                                     $2,341.3              $2,462.1
                                              --------              --------

Costs, expenses & other income

   Cost of products sold, excluding
    depreciation and amortization              1,835.9               1,988.6
   Depreciation and amortization                 136.6                 130.0
   Selling and administrative expense            102.8                 101.6
   Provision for restructuring                    66.6
   Gain on sale of assets                    (     3.9)            (    12.6)
   Interest expense, net of interest income       84.5                  85.0
   Translation and exchange adjustments            3.2                   3.0
                                              --------              --------
                                               2,225.7               2,295.6
                                              --------              --------

Income before income taxes                       115.6                 166.5

Provision for income taxes                        35.3                  54.1

Minority interests, net of equity earnings         5.0             (     3.0)
                                              --------              ---------

Net income                                        85.3                 109.4

Preferred stock dividends                          5.9                   5.9
                                              --------              --------

Net income available to common shareholders   $   79.4              $  103.5
                                              ========              ========

Earnings per average common share:

                  Primary                     $    .62              $    .81
                                              ========              ========
                  Fully diluted               $    .61              $    .78
                                              ========              ========

Dividends per common share                    $    .25              $    .25
                                              ========              ========

Weighted average common shares outstanding:

                  Primary                        128.8                 128.5
                  Fully diluted                  140.1                 139.8

-------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                        CONSOLIDATED STATEMENTS OF INCOME
                       (In millions except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------


Nine months ended September 30,                 1997                 1996

-------------------------------------------------------------------------------


Net sales                                     $6,565.2             $6,367.0
                                              --------             --------

Costs, expenses & other income

   Cost of products sold, excluding
    depreciation and amortization              5,166.3              5,169.1
   Depreciation and amortization                 414.8                359.8
   Selling and administrative expense            311.3                277.4
   Provision for restructuring                    66.6                 29.6
   Gain on sale of assets                    (    38.1)           (    22.8)
   Interest expense, net of interest income      254.4                223.0
   Translation and exchange adjustments            6.0            (    35.7)
                                              --------             ---------
                                               6,181.3              6,000.4
                                              --------             ---------

Income before income taxes                       383.9                366.6

Provision for income taxes                       125.2                107.7

Minority interests, net of equity earnings   (     2.4)           (    14.1)
                                              --------             ---------

Net income                                       256.3                244.8

Preferred stock dividends                         17.6                 13.9
                                              --------             ---------

Net income available to common shareholders   $  238.7             $  230.9
                                              ========             =========

Earnings per average common share:

                  Primary                     $   1.85             $   1.91
                                              ========             =========
                  Fully diluted               $   1.83             $   1.89
                                              ========             =========

Dividends per common share                    $    .75             $    .75
                                              ========             =========

Weighted average common shares outstanding:

                  Primary                        129.1                120.8
                  Fully diluted                  140.4                129.8

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

                        Crown Cork & Seal Company, Inc.

                    CONSOLIDATED BALANCE SHEETS (Condensed)
                      (In millions except book value)
                               (Unaudited)

-------------------------------------------------------------------------------

                                                  September 30,    December 31,
                                                      1997             1996
-------------------------------------------------------------------------------


Assets

Current assets

   Cash and cash equivalents                        $   197.3        $   160.4
   Receivables                                        1,709.7          1,349.3
   Inventories                                        1,365.7          1,423.8
   Prepaid expenses and other current assets            339.6            358.4
                                                    ---------        ---------
     Total current assets                             3,612.3          3,291.9
                                                    ---------        ---------

Long-term notes and receivables                          82.9             82.2
Investments                                             101.9             90.3
Goodwill, net of amortization                         4,649.8          4,809.9
Property, plant and equipment                         3,564.7          3,717.3
Other non-current assets                                722.0            598.6
                                                    ---------        ---------
     Total                                          $12,733.6        $12,590.2
                                                    =========        =========

Liabilities and shareholders' equity

Current liabilities
   Short-term debt                                  $ 1,611.7        $ 1,105.8
   Current portion of long-term debt                    141.3             48.5
   Accounts payable and accrued liabilities           2,419.0          2,460.9
   United States and foreign income taxes                73.6             47.3
                                                    ---------        ---------
     Total current liabilities                        4,245.6          3,662.5
                                                    ---------        ---------
Long-term debt, excluding current maturities          3,494.3          3,923.5
Postretirement and pension liabilities                  698.3            738.9
Other non-current liabilities                           489.7            458.2
Minority interests                                      249.1            243.8
Shareholders' equity                                  3,556.6          3,563.3
                                                    ---------        ---------
     Total                                          $12,733.6        $12,590.2
                                                    =========        =========
Book value per common share                           $23.65           $23.69

-------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                  (In millions)
                                   (Unaudited)

-------------------------------------------------------------------------------

Nine months ended September 30,                         1997            1996
-------------------------------------------------------------------------------


Cash flows from operating activities
   Net income                                         $ 256.3        $   244.8
   Depreciation and amortization                        414.8            359.8
   Provision for restructuring                           43.3             21.9
   Foreign currency gain                                   -         (    42.1)
   Gain on sale of assets                            (   27.6)       (    13.7)
   Equity in earnings of joint ventures,
     net of dividends received                       (    3.9)             7.0
   Minority interest in earnings of subsidiaries          6.0             10.5
   Change in assets and liabilities, other than debt (  622.3)       (   329.9)
                                                      -------        ---------
     Net cash provided by operating activities           66.6            258.3
                                                      -------        ---------

Cash flows from investing activities
   Capital expenditures                              (  343.3)       (   428.4)
   Acquisition of businesses, net of cash acquired   (   10.0)       ( 1,533.1)
   Proceeds from sale of assets                          34.0             27.4
   Proceeds from sale of businesses                      90.0            107.9
   Other, net                                        (    5.9)       (    14.4)
                                                      -------         --------
     Net cash used in investing activities           (  235.2)       ( 1,840.6)
                                                      -------         --------

Cash flows from financing activities
   Proceeds from long-term debt                          24.7          1,886.6
   Payments of long-term debt                        (  264.2)       (    90.4)
   Net change in short-term debt                        578.9        (    23.9)
   Dividends paid                                    (  114.0)       (   107.4)
   Common stock:
     Repurchased for treasury                        (   17.2)
     Issued under employee benefit plans                  8.9              5.5
   Minority contributions, net of dividends paid          4.5             14.9
                                                      -------         --------
     Net cash provided by financing activities          221.6          1,685.3
                                                      -------         --------

Effect of exchange rate changes on
  cash and cash equivalents                          (   16.1)       (     2.4)
                                                      -------         --------

Net change in cash and cash equivalents                  36.9            100.6
Cash and cash equivalents at beginning of period        160.4             68.1
                                                      -------         --------
Cash and cash equivalents at end of period             $197.3         $  168.7
                                                      =======         ========

-------------------------------------------------------------------------------

                                                       1997             1996
-------------------------------------------------------------------------------


Schedule of non-cash investing activities:
     Acquisition of businesses:
         Fair value of assets acquired                 $70.0          $7,855.1
         Liabilities assumed                                         ( 3,867.2)
         Notes payable                                ( 60.0)
         Issuance of common stock                                    ( 1,562.4)
         Issuance of 4.5%
          convertible preferred stock                                (   520.8)
                                                       -----         ---------
         Cash paid                                     $10.0          $1,904.7
                                                       =====         =========

-------------------------------------------------------------------------------


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
                                   Preferred     Common      Paid-In     Retained     Pension    Translation   Treasury
                                     Stock       Stock       Capital     Earnings    Liability   Adjustments    Stock        Total
------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1996        $520.8      $779.0      $1,567.3    $1,185.0       ($14.8)      ($337.1)   ($136.9)   $3,563.3

Net income                                                                 256.3                                             256.3

Dividends declared:

         Common                                                            (96.4)                                        (    96.4)
         Preferred                                                         (17.6)                                        (    17.6)

Common stock issued
  under employee benefit plans                                   7.6                                               1.3         8.9

Repurchased for treasury                                       (15.6)                                          (   1.6)  (    17.2)

Translation adjustments                                                                            (  140.7)             (   140.7)

                                  --------------------------------------------------------------------------------------------------


Balance at September 30, 1997       $520.8      $779.0      $1,559.3    $1,327.3       ($14.8)      ($477.8)   ($137.2)   $3,556.6

                                  --------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------

                                                                                      Minimum     Cumulative
                                   Preferred     Common      Paid-In     Retained     Pension    Translation   Treasury
                                     Stock       Stock       Capital     Earnings    Liability   Adjustments    Stock        Total
------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1995                     $592.5    $   182.7    $1,049.0     ($32.1)        ($191.7)   ($139.2)    $1,461.2

Net income                                                                 244.8                                              244.8

Common Stock issued
  in business combinations                        186.5      1,375.9                                                        1,562.4

4.5% convertible preferred
  stock issued in
     business combinations          $520.8                                                                                    520.8

Dividends declared:

         Common                                                       (    96.1)                                          (    96.1)
         Preferred                                                    (    13.9)                                          (    13.9)

Common stock issued
  under employee benefit plans                                   4.2                                               1.3          5.5

Translation adjustments                                                                            (   13.9)              (    13.9)

                                ----------------------------------------------------------------------------------------------------


Balance at September 30, 1996       $520.8       $779.0     $1,562.8   $1,183.8      ($32.1)       ( $205.6)   ($137.9)    $3,670.8

                                ----------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (Unaudited)

A.       Statement of Information Furnished

The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with instructions to Rule 10-01 of Regulation S-X. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of September 30, 1997 and the results of operations and cash flows for the periods ended September 30, 1997 and 1996, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied and are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

B.       Restructuring

During the third quarter of 1997, the Company provided $66.6 ($43.3 after taxes or $.31 per share on a fully diluted basis) for the costs associated with a plan to improve the structure of its polyethylene terephthalate (PET)plastic beverage container business in the United States by closing six manufacturing locations in its CONSTAR subsidiary along with other, non-PET, restructuring activities, primarily in Europe. Annual savings relating to these actions, when fully implemented, are expected to be approximately $20.0 ($.14 per share on a fully diluted basis). Following this restructuring, the Company will operate 25 PET container manufacturing facilities in 12 countries. The Company expects to maintain its existing manufacturing capacity, and by relocating equipment among its remaining larger facilities, meet all current and prospective volume requirements. The Company records restructuring charges against operations and provides a reserve based on the best information available at the time that the decision is made to restructure.

The Company has made an assessment of the restructuring and exit costs to be incurred relative to the acquisition of CarnaudMetalbox (CMB). Affected by the plan of restructuring are forty plants and regional administrative offices to be closed and approximately fifty-two plants and regional administrative offices to be reorganized. The restructuring efforts, which commenced at the end of the first quarter of 1996, are expected to be substantially completed during 1997. Since commencement of the plan, the Company has determined alternative sites for manufacture and qualified the new manufacturing sites with customers. As of September 30, 1997, the Company had accrued approximately $534 for the costs associated with restructuring CMB operations and included such costs in the purchase price of CMB in accordance with purchase accounting requirements. These costs comprise severance pay and benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 6,500 employees is estimated at approximately $257 and is primarily a cash expense. Employees to be terminated include most, if not all, employees at each plant or office to be closed and selected employees at those plants to be reorganized, including salaried employees and employees of the respective unions represented at each plant site. The write-down of assets (principally property, plant and equipment) is estimated at approximately $217 and has been reflected as a reduction in the carrying value of the Company's assets. Lease termination and other exit costs, primarily repayments of government grants and subsidies, are estimated at approximately $60 and are primarily cash expenses. The $534 in restructuring costs recorded in connection with the CMB acquisition includes the $95 restructuring charge announced in 1996 by CarnaudMetalbox Asia Ltd., a subsidiary of the Company.

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

The balance of the restructuring reserves (excluding the write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve are as follows:
--------------------------------------------------------------------------------

           Balance at   Provision     Provisions          Transfer Balance at
           December 31, for existing  for CMB    1997     against  September 30,
              1996      businesses    businesses Activity assets      1997
                                          *
--------------------------------------------------------------------------------

Employee
  costs      $222.1       $13.3       ($11.9)    ($56.7)             $166.8
Write -
 down of
 assets                    44.3         32.0              ($76.3)      -
Lease
 termination
  and other
   exit costs  37.6         9.0         11.5     ( 19.2)               38.9
             ------       -----        -----     ------    ------    ------

             $259.7       $66.6        $31.6     ($75.9)  ($76.3)    $205.7
             ======       =====        =====      ======   ======    ======

     *    Provisions made in the first quarter of 1997.

The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of the implementation of restructuring and related employee reductions and facility closings and other matters, many of which are outside the Company's control. The Company's estimate of cost savings, which is unaudited, is not necessarily indicative of future performance, and may be significantly more or less favorable than as set forth above and is subject to the considerations described herein on Page 15 under "Forward Looking Statements" within Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition." Shareholders are cautioned not to place undue reliance on the estimates or the underlying assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

C.       Inventories


          ---------------------------------------------------------------------


                                           September 30,         December 31,
                                               1997                  1996
          ---------------------------------------------------------------------


           Finished Goods                  $  562.6               $  529.8

           Work in Process                    191.7                  210.7

           Raw Materials                      442.4                  550.1

           Supplies and Repair Parts          169.0                  133.2
                                           --------               --------

                                           $1,365.7               $1,423.8
                                           ========               ========

                         Crown Cork & Seal Company, Inc.



D.       Earnings per Share

In February 1997, the Financial Accounting Standards Board released SFAS No. 128, Earnings per Share, which replaces Accounting Principles Board Opinion No.
15. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Primary EPS will be replaced by basic EPS. The calculation for basic EPS excludes any potential dilutive securities. On a pro-forma basis, basic EPS would be $.62 per share in the quarter, the same as presented in this report, and $1.86 for the nine months ended September 30, 1997. Fully diluted EPS will be replaced by diluted EPS. Pro forma diluted EPS for the quarter and nine months ended September 30, 1997 would be the same as fully diluted EPS as presented within this report. Dual presentation of basic and diluted EPS will be required on the face of the Consolidated Statements of Income.


E.       Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized ($5.5 and $2.3 for 1997 and 1996, respectively), were $263.1 and $255.3 during the nine months ended September 30, 1997 and 1996, respectively. Cash payments for income taxes amounted to $45.7 and $41.5 during the nine months ended September 30, 1997 and 1996, respectively.

                         Crown Cork & Seal Company, Inc.

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (in millions, except share, per share, employee, shareholder and statistical data)

Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 1997, compared to the corresponding periods in 1996 and the changes in financial condition and liquidity from December 31, 1996. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, along with the consolidated financial statements and related notes included in and referred to within this report.

Restructuring

During the third quarter of 1997 the Company announced the closure of six PET manufacturing facilities in its Constar subsidiary and other non-PET operations, in Europe. The Company incurred a pre-tax charge of $66.6 ($43.3 after-tax or $.31 per share on a fully diluted basis). Further details of these actions are presented in Note B to the Consolidated Financial Statements presented in Item 1 of this Quarterly Report on Form 10-Q.

                             Results of Operations

Net Income and Earnings Per Share

The Company reported net income of $85.3 or $.61 per fully diluted common share for the third quarter of 1997 compared with net income of $109.4 or $.78 per fully diluted common share for the same period in 1996.

For the nine months ended September 30, 1997, net income was $256.3 or $1.83 per fully diluted common share compared with net income of $244.8 or $1.89 per fully diluted common share for the same period in 1996. Net income for the nine months of 1997 includes an after-tax gain of $27.6 primarily from the sale of Crown Simplimatic Machinery operations and three surplus properties in the United States as well as the restructuring activities referred to above. Net income for the nine months of 1996 included a foreign exchange gain of $42.1, after-tax gains of $13.7 on the sale of real estate as well as after-tax charges of $21.9 for the restructuring of businesses in Europe and South America.


Net Sales

Net sales in the quarter decreased $120.8 or 4.9% from $2,462.1 in 1996 to $2,341.3 in 1997. Net sales for the first nine months of 1997 were $6,565.2, an increase of $198.2 or 3.1% over net sales of $6,367.0 for the same period of 1996. In the quarter, sales from domestic operations increased 4.6% while non-U.S. sales decreased 10.7% due to the appreciation of the U. S. dollar against other currencies, primarily those within Europe. Domestic sales in the third quarter accounted for 41.7% of consolidated sales in 1997 as compared to 37.9% a year earlier. Sales of beverage cans and ends as a percentage of consolidated net sales have increased in the third quarter from 25.8% to 29.3% whereas sales of food cans and ends have declined from 37.9% to 34.0% compared to the prior year third quarter. Sales of plastic products, including Health and Beauty, as a percentage of consolidated net sales was 17.1% and 18.2% for the quarter and nine months ended September 30, 1997, as compared to 17.2% and 20.7% for the same periods in 1996. North American beverage can and end sales represented 17.2% and 17.1%, respectively, of consolidated net sales for the quarter and nine months ended September 30, 1997 as compared to 14.7% and 16.6% for the comparable periods in 1996.

                         Crown Cork & Seal Company, Inc.

An analysis of net sales by operating division follows:

                            Net Sales                  Percentage Change
              ---------------------------------------  -----------------
                  Third Quarter     Nine Months Ended    Third     Nine
              -------------------  ------------------   Quarter   Months
                 1997      1996       1997      1996    -------   -------
                 ----      ----       ----      ----
Divisions:
Americas      $1,076.2   $1,017.6  $2,864.1  $2,847.7     5.8       .6
European       1,131.9    1,299.5   3,233.3   3,086.7   (12.9)     4.7
Asia-Pacific      93.1      108.5     294.7     303.3   (14.2)  (  2.8)
Other             40.1       36.5     173.1     129.3     9.9     33.9
              --------   --------  --------  --------
              $2,341.3   $2,462.1  $6,565.2  $6,367.0   ( 4.9)     3.1
              ========   ========  ========  ========

Net sales within the Americas Division increased 5.8% for the quarter and increased .6% for the nine months ended September 30, 1997 as compared to the same periods in 1996. The increase in 1997 sales is primarily a result of (i) increased unit sales volumes in beverage cans and ends, food cans and aerosol cans in the United States and Canada,
(ii) increased unit sales volumes in single-serve PET beverage bottles and plastic beverage closures, (iii) initial sales volumes at the Company's new beverage can and end plants in Brazil; offsetting (i) decreased raw material prices which forced decreases in selling prices, primarily in PET bottles and aluminum cans and ends, (ii) unit sales volume decreases in 2 liter PET beverage bottles and (iii) continued sluggish demand for beverage cans in Mexico. Competitive pressures continue to affect selling prices on most product lines.

Net sales in the European Division declined 12.9% in the quarter and increased 4.7% for the nine months ended September 30, 1997 compared to the same periods in 1996. The decrease in sales in the quarter is due primarily to (i) the appreciation of the U.S. dollar against most European currencies, reducing quarter sales by $118, (ii) lower PET resin costs passed on to customers in the form of lower selling prices,
(iii) ongoing restructuring effects, including the elimination of products with negative contributions and (iv) unit sales volume decreases in food cans and beverage cans and ends. For the nine months ended September 30, 1997 sales increased over 1996 as a result of the consolidation of CMB activity for the full nine months in 1997 (39 weeks) versus only 31 weeks in 1996.

Net sales in the Asia-Pacific Division decreased 14.2% in the third quarter and decreased 2.8% for the nine months ended September 30, 1997 compared to the same periods in 1996. The decrease in 1997 sales is due to (i) excess beverage can capacity and aggressive competition which continues to erode selling prices in China, (ii) soft demand for three-piece beverage cans in Malaysia as the market shifts to two-piece, (iii) declining fruit markets in Malaysia, (iv) the closure of six plants in the region since the second quarter of 1996 and (v) the appreciation of the U.S. dollar against most Southeast Asian currencies, reducing sales by $9 in the quarter; offsetting increased unit sales volumes in (i) beverage cans in China, Thailand and Vietnam and (ii) food cans in Thailand and Singapore.

Net sales for Other operating units increased 9.9% and 33.9%, respectively, in the quarter and nine months ended September 30,1997 compared to the same periods in 1996. The increase is primarily due to the addition of Golden Aluminum which was acquired March 1, 1997; partially offset by the May 1997 divestiture of Crown - Simplimatic Machinery Operations.

Cost of Products Sold

Cost of products sold, excluding depreciation and amortization, for the quarter ended September 30, 1997 was $1,835.9, a 7.7% decrease compared to $1,988.6 for the same period in 1996. For the nine months ended September 30, 1997, these costs decreased .1% to $5,166.3 from $5,169.1 in 1996. The decrease in the quarter reflects lower raw material costs and the impact of the appreciation of the U. S. dollar against most European currencies offsetting increased unit sales volumes in many product lines.

As a percentage of net sales, cost of products sold was 78.4% for the quarter and 78.7% for the nine months ended September 30, 1997, as compared to 80.8% and 81.2%, respectively, for the same periods in 1996. This improvement has resulted from (i) increased unit sales volumes in certain product lines, (ii) benefits derived from the Company's continuing cost containment and restructuring programs and (iii) the effect of decreases in raw material costs.

Selling and Administrative

Selling and administrative expenses for the quarter ended September 30, 1997 were $102.8, an increase of 1.2% compared to the third quarter of 1996. As a percentage of net sales, selling and administrative expenses were 4.4% in the third quarter of 1997 as compared to 4.1% for the same period of 1996. For the nine months ended September 30, 1997, these expenses have increased 12.2% from a year earlier and as a percentage of net sales are 4.7% as compared to 4.4% in 1996. The increase in 1997 costs and their percentage to net sales is directly related to the consolidation of CMB activity for a full nine months in 1997 (39 weeks) as compared to only 31 weeks in 1996.

Operating Income

For the quarter, consolidated operating income decreased 17.6% to $199.4 from $241.9 for the comparable period in 1996. For the nine months ended September 30, 1997, consolidated operating income increased 14.1% to $606.2 from $531.1 for the same period a year earlier. Consolidated operating income for the quarter and for the nine months ended September 30, 1997 included pretax restructuring charges of $66.6 as compared to a restructuring charge of $29.6 for the nine months ended September 30, 1996.

An analysis of operating income, excluding restructuring charges, by operating division follows:
                            Operating Income             Percentage Change
                ------------------------------------     ------------------
                 Third Quarter    Nine  Months Ended      Third     Nine
                ---------------   ------------------     Quarter   Months
                  1997     1996    1997     1996         --------  -------
                  ----     ----    ----     ----
Divisions:
Americas        $ 84.4   $ 73.6   $227.8   $169.3          14.7     34.6
European         180.2    159.9    431.4    367.4          12.7     17.4
Asia-Pacific     ( 1.4)     5.0      7.4     14.1        (128.0)   (47.5)
Other              2.8      3.4      6.2      9.9        ( 17.6)   (37.4)
                ------   ------   ------   ------
                $266.0   $241.9   $672.8   $560.7          10.0     20.0
                ======   ======   ======   ======

                         Crown Cork & Seal Company, Inc.

Operating income for the Americas Division, as a percentage of net sales, was 7.8% in the third quarter of 1997 and 8.0% for the nine months ended September 30, 1997 as compared to 7.2% and 5.9% for the same periods of 1996. The increase in 1997 operating margins is due to
(i) increased unit sales volumes in beverage cans and ends, aerosol cans and food cans in the U.S. and Canada; (ii) increased unit sales volumes of single-serve PET beverage bottles, (iii) increased unit sales volumes of plastic beverage closures, (iv) the start-up of the Company's new beverage can and end plants in Brazil and (v) increased efficiencies in most U.S. and Canadian plants due to the restructuring programs initiated in 1995 and 1994, the ongoing cost containment programs and the completion of 202 diameter conversion programs in 1996; partially offset by (i) continued pricing pressures in both metal and plastic beverage containers, (ii) lower unit sales volumes of 2 liter PET beverage bottles and (iii) weak demand for beverage cans in Mexico.

Operating income for the European Division, as a percentage of net sales, was 15.9% in the third quarter of 1997 and 13.3% for the nine months ended September 30, 1997 as compared to 12.3% and 11.9% for the same periods of 1996. The increased margin is directly attributable to
(i) cost reduction programs initiated by the Company upon the acquisition of CMB whereby inefficient plants, products with negative contribution and excess administrative overhead are being eliminated, (ii) increased unit sales volumes in PET bottles, plastic closures and aerosol cans and (iii) better market conditions for specialty cans; offsetting (i) the appreciation of the U.S. dollar against most European currencies, decreasing third quarter operating income by $19, (ii) decreased unit sales volumes in food cans in France and Italy due to increased competition and (iii) decreased unit sales volumes in beverage cans and ends.

The operating loss for the Asia-Pacific Division was 1.5% of net sales in the third quarter of 1997 and the operating income for the nine months ended September 30, 1997 was 2.5% as compared to operating income of 4.6% to net sales for both the three and nine month periods of 1996. The decrease in 1997 operating margins is due to (i) reduced beverage can pricing throughout the region, (ii) lower unit sales volumes of three-piece cans in Malaysia, (iii) new plant start-ups in China and Vietnam and (iv) the recent currency crisis affecting most Southeast Asian economies; offsetting (i) strong unit sales volumes of beverage cans in Singapore, Malaysia and Thailand, (ii) strong food can unit sales volumes in Thailand and (iii) the benefits accruing to the Company from the 1996 closure of six inefficient plants in the region.


Operating income for Other operating units was 7.0% of net sales in the third quarter of 1997 and 3.6% for the nine months ended September 30,1997 as compared to 9.3% and 7.7% for the same periods of 1996.
The decrease in 1997 operating margins is due primarily to (i) start-up losses at Golden Aluminum which was purchased on March 1, 1997 and
(ii) the sale of the Company's Crown - Simplimatic Machinery operations on May 14, 1997.

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

Net Interest Expense / Income

Consolidated net interest expense, net of interest income, for the third quarter and nine months ended September 30, 1997, was $84.5 and $254.4, respectively, as compared to $85.0 and $223.0 for the comparable periods in 1996. The increase in net interest expense is due primarily to
(i) borrowings used in the acquisition of CMB remaining outstanding for the full nine months of 1997 (39 weeks) as compared to only 31 weeks in 1996,
(ii) cash requirements for restructuring programs and (iii) the financing of seasonal working capital buildups.

Taxes on Income

Year-to-date, the effective tax rate was 32.6% in 1997 as compared to 29.4% in 1996. Operations in the United States, which are subject to higher effective tax rates, have provided a greater portion of the Company's income before taxes in the first nine months of 1997 as compared to 1996.

Minority Interests, Net of Equity in Earnings of Affiliates

Minority interests, net of equity in earnings of affiliates, was $2.4 for the nine months ended September 30, 1997 as compared to $14.1 for the same period of 1996. This change is due primarily to (i) decreased profits in the Company's consolidated joint ventures in Brazil, China, Greece, the United Arab Emirates and Vietnam and (ii) increased operating profits at the Company's non-consolidated affiliates in Brazil and Mexico.


                        Liquidity and Capital Resources

Cash from Operations

Net cash of $66.6 was provided by operating activities during the nine months ended September 30, 1997, as compared to net cash provided of $258.3 for the same period in 1996. In the first quarter of 1996 a significant portion of the seasonal buildup of CMB's working capital occurred before the acquisition date of February 22, 1996. Due to higher sales volumes in the second and third quarters, it is customary to realize large working capital buildups in the first quarter.

Investing Activities

Investing activities used cash of $235.2 during the nine months ended September 30, 1997 compared with cash used of $1,840.6 for the same period of 1996. Capital expenditures for the nine months ended September 30, 1997 were $343.3, a decrease of $85.1 as compared to capital expenditures of $428.4 during the same period of 1996. For the nine months ended
September 30, 1996 the acquisition of CMB used cash of $1,533.1.

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

Gains, totaling $38.1, were realized from the sales of the machinery operations and surplus properties during the nine months ended
September 30, 1997.

Financing Activities

Financing activities provided cash of $221.6 during the nine months ended September 30,1997, compared with $1,685.3 for the prior year period. The decrease is directly related to 1996 borrowings used to finance the acquisition of CMB.

Total debt, net of cash and cash equivalents, at September 30, 1997 was $5,050.0 and represents an increase of $132.6 above the December 31, 1996 level of $4,917.4. The increase is due primarily to the financing of the seasonal working capital buildup partially offset by the strengthening of the U.S. dollar which reduced consolidated debt by $153.1. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 57.0% at September 30, 1997 as compared to 56.4% at December 31, 1996. Total capitalization is defined by the Company as total debt (net of cash and cash equivalents), minority interests and shareholders' equity.

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

The decrease in working capital from December 31, 1996 is due primarily to the refinancing of long-term debt on a short-term basis through the issuance of commercial paper and also to seasonal business factors.

Recent Accounting Developments

In June 1997 the Financial Accounting Standards Board ("FASB") issued two new accounting standards, SFAS No. 130 - Reporting Comprehensive Income and SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. Both standards are effective with annual reporting in 1998. The Company is currently assessing the impact that the new standards will have on its financial statements. The implementation of SFAS No. 130 will require that the components of comprehensive income be reported in the financial statements. The implementation of SFAS No. 131 will require the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization.
SFAS No. 131 will also require the reporting of comparative segment information on a quarterly basis, commencing with the first quarter of 1999.

Forward Looking Statements

Statements included herein in "Management's Discussion and Analysis of Results of Operations and Financial Condition," and in the discussion of the restructuring plan in Note B to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Part I, Item 1: "Business" and Item 3: "Legal Proceedings" and in Part II,
Item 7: "Management's Discussion and Analysis of Results of Operations and Financial Condition," within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements."

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

                         Crown Cork & Seal Company, Inc.


Item 5.  Other Information

On October 23, 1997, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's Common stock and $.4712 per share on the Company's 4.5% Convertible Preferred stock. Both dividends are payable on November 20, 1997 to shareholders of record on November 4, 1997.

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


Date:  November 14, 1997