Form 10-K405
period 1997-12-31
CROWN CORK & SEAL CO INC
filed 1998-03-31
CIK 25890

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

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from _________ to _________

                          Commission file number 1-2227


                         Crown Cork & Seal Company, Inc.
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                          23-1526444
     (State or other  jurisdiction of        (Employer Identification No.)
      incorporation  or organization)

       One Crown Way, Philadelphia, PA                     19154
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

     Common Stock Purchase Rights      New York Stock Exchange & Paris Bourse
                                  -------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of Class)
                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
               Yes _X_                                   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 13, 1998, 124,402,863 shares of the Registrant's Common Stock, excluding shares held in Treasury, and 8,771,493 shares of the Registrant's 4.5% Convertible Preferred Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $6,867,651,317.

                       DOCUMENTS INCORPORATED BY REFERENCE

Notice of Annual Meeting and Proxy Statement dated March 23, 1998 is incorporated by Reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.
================================================================================

                         Crown Cork & Seal Company, Inc.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business............................................................1

Item 2    Properties..........................................................6

Item 3    Legal Proceedings...................................................7

Item 4    Submission of Matters to a Vote of Security Holders.................7


                                     PART II

Item 5    Market for Registrant's Common Stock and Related
            Stockholder Matters...............................................7

Item 6    Selected Financial Data.............................................8

Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................10

Item 8    Financial Statements and Supplementary Data........................23

Item 9    Disagreements on Accounting and Financial Disclosure...............50


                                    PART III

Item 10   Directors and Executive Officers of the Registrant.................50

Item 11   Executive Compensation.............................................51

Item 12   Security Ownership of Certain Beneficial Owners and Management.....51

Item 13   Certain Relationships and Related Transactions.....................51


                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K......................................................52

SIGNATURES...................................................................56

                         Crown Cork & Seal Company, Inc.


                                     PART I

ITEM 1.   BUSINESS

                                     GENERAL

Crown Cork & Seal Company, Inc. (the "Company" and the "Registrant") is one of the world's leading manufacturers of packaging products with 1997 consolidated net sales of $8.5 billion. More than 60% of 1997 net sales were derived from operations outside the United States with approximately 75% of the non- U.S. revenues derived in Europe. The Company believes that it is well positioned within its industry having the ability to supply food, beverage and aerosol containers to multinational consumer marketers on a global basis. As a multinational packaging producer, the Company benefits from, but is exposed to, the fluctuations of world trade. The Company currently operates 247 plants, along with sales and service facilities in 52 countries and employs approximately 41,000 people. The Company continually reviews its operations, especially in terms of their competitiveness and the appropriate number, size and location of its plants, emphasizing service to customers and rate of return to investors.

Financial information concerning the Company's operations in its two principal industry segments, Metals Packaging and Plastics Packaging, and within geographic areas is set forth in Part II of this Report on pages 46 and 47 under Note S to the Consolidated Financial Statements entitled "Segment Information by Industry Segment and Geographic Area."

The Company's products include steel and aluminum cans for food, beverage, brewing, household and other consumer products; plastic containers for beverage, processed food, household, personal care and other products; metal and plastic packaging products for health and beauty care applications including cosmetics, fragrances and pharmaceuticals; metal specialty and promotional packaging products; a wide variety of caps, crowns, closures, pumps and dispensing systems; composite containers; and canmaking equipment.

Under current management, the Company has pursued a strategy of growth through acquisition within the global packaging industry. From 1989 through 1996, the Company completed twenty acquisitions of companies with aggregate net sales of approximately $8 billion. The largest acquisitions over this period include CarnaudMetalbox ("CMB") (February 1996), Van Dorn Company (April 1993), CONSTAR International (October 1992), Continental Can International (May 1991), Continental Can's U.S. food and beverage can businesses (July 1990) and Continental Can Canada (December 1989). This strategy has contributed to an increase in the Company's net sales from $1.9 billion in 1989 to $8.5 billion in 1997. The Company's acquisition strategy has resulted in numerous benefits to the Company, including improved market positions, product and geographic diversification, and cost savings.

Information about the Company's acquisitions over the most recent three years appears in Part II herein on pages 18 and 19 under "Acquisition of
CarnaudMetalbox" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Item 8, herein on pages 32 and 33 under Note H to the Consolidated Financial Statements.

The Company has invested in capital projects to (i) create additional manufacturing capacity for beverage can production in emerging markets and for polyethylene terephthalate (PET) containers globally, (ii) improve production efficiencies, (iii) improve product quality and (iv) lower manufacturing costs. The Company plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain costs, as well as, those that provide growth opportunities.

                         Crown Cork & Seal Company, Inc.


                                  DISTRIBUTION

As of December 31, 1997, the Company's products were manufactured in 74 plants within the United States and 173 plants outside the U.S. The Company markets and sells products to customers through its own sales and marketing staff located centrally within each division. The divisions' sales staff are supported by regional sales personnel. Most of the Company's products are sold in highly competitive markets, primarily based on price, service, quality and performance. The majority of the Company's sales are to companies which have leading market positions in the packaged food, beverage, aerosol, health and beauty and specialty businesses. Contracts with global suppliers are centrally negotiated, although products are ordered through and distributed directly by each plant.

In each of the years in the period 1995 through 1997, no one customer of the Company accounted for more than ten percent of the Company's net sales.

                            RESEARCH AND DEVELOPMENT

The Company's principal Research, Development & Engineering ("RD&E") centers are located in Alsip, Illinois and Wantage, England. The Company uses its RD&E capabilities to (i) promote development of value-added packaging systems, (ii) design cost-efficient manufacturing systems and materials that also provide continuous quality improvement, (iii) support technical needs in customer and vendor relationships, and (iv) provide engineering services for the Company's worldwide packaging activities. These capabilities allow the Company to identify market opportunities by working directly with customers to develop new products, such as the conversion to plastic from other materials , as well as, the creation of new packaging shapes.

The Company expended $53.1 million, $51.5 million and $22.3 million in 1997, 1996 and 1995, respectively, on RD&E activities. These activities are expected to improve and expand the Company's product lines in the future. Expenditures were also made to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties such as material strength.

                                    MATERIALS

The Company continues to pursue strategies which enable it to source its raw materials with increasing effectiveness, and may consider vertical integration into the production of certain raw materials. Recent acquisitions allowed the Company to realize increased efficiencies in materials sourcing. The Company purchased Golden Aluminum Company from ACX Technologies in March 1997. Golden Aluminum is a pioneer and innovator in the use of continuous block casting (mini-mill) technology to produce aluminum for use in can making, among other capabilities.

The raw materials used in the manufacture of the Company's products are primarily aluminum and tinplate for Metals Packaging, and various types of resins, which are petrochemical derivatives, for Plastics Packaging. These materials are generally available from several sources. The Company has secured what it considers adequate supplies of raw materials but there can be no assurance that sufficient quantities will be available in the future. The Company may be subject to adverse price fluctuations on the purchase of such raw materials. See "Metals Packaging" below.

                                   SEASONALITY

The 1996 acquisition of CMB has increased the potential for seasonal effects on the Company's results of operations. Food packaging products accounted for $2.6 billion or approximately 31% of 1997 consolidated net sales as compared to $1.0 billion or approximately 19% in 1995. Sales and earnings for food cans have historically been higher in the third quarter of the year due to the agricultural harvest.

The Company's metal and plastic beverage container businesses are predominantly located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during warmer

                         Crown Cork & Seal Company, Inc.


months of the year. Consequently, sales and earnings have generally been higher in the second and third quarters of the calendar year.

The Company's other businesses  include aerosol,  specialty,  health and beauty,
canmaking   equipment  and  various  other   products   which  tend  not  to  be
significantly affected by seasonal variations.

                              ENVIRONMENTAL MATTERS

The Company's operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry. Anticipated future restrictions in some jurisdictions on the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or alternative coating technologies. The
Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. While the Company does not believe that any of the foregoing matters are likely to have a material effect, there can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company's financial condition or results of operations. Further discussion of the Company's environmental matters is contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report on page 20 under the caption "Environmental Matters."

                                 WORKING CAPITAL

Information relating to the Company's liquidity and capital resources is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report on pages 15 and 16 under the caption "Liquidity and Capital Resources."

                                    EMPLOYEES

At December 31, 1997, the Company employed 40,985 people throughout the world. A significant number of the Company's employees are covered by collective bargaining agreements with varying terms and expiration dates.

                                METALS PACKAGING

Metals Packaging, which accounted for approximately 82% of consolidated net sales and approximately 81% of consolidated operating income (before net interest costs, foreign exchange adjustments and other non-operating expenses) in 1997, manufactures and markets steel and aluminum cans as well as composite cans, crowns (also known as bottle caps) and metal closures. In May 1997 the Company sold its Machinery Division, previously included in Metals Packaging. All products within Metals Packaging are sold through the Company's sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. Approximately 32,000 persons were employed in Metals Packaging at December 31, 1997.

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

                         Crown Cork & Seal Company, Inc.


The Company's basic raw materials for its Metals Packaging products are tinplate and aluminum. These metals are supplied by the major mills in the countries within which the Company operates plants. Some plants in less-developed countries, which do not have local mills, obtain their metal from nearby more-developed countries. In 1997, approximately 78% of metal consumption in Europe was for tinplate. In the United States, approximately 61% of metal consumption was for aluminum. Although sufficient quantities of raw materials have been available in the past, there can be no assurance that sufficient quantities will be available in the future.

Prior to 1996, the Company entered into annual agreements with its tinplate and aluminum suppliers, pursuant to which the Company obtained price commitments for its tinplate and aluminum requirements for the next calendar year. The Company continues to contract for its tinplate requirements on this basis. The Company's suppliers of aluminum can and end sheet implemented a new pricing structure in 1995 which, by formula, is directly tied to the price of ingot on the London Metal Exchange (LME). The formula takes the LME spot price of aluminum ingot and adds other costs to convert and transport aluminum, thereby effectively transferring the volatility in the commodity markets to the Company. This pricing formula remained in effect during 1997. During 1997, the Company entered into contracts with its suppliers of aluminum can and end sheet which, by formula, guarantees prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months' market price of aluminum on the LME. Further, "ceiling" prices have been established under these contracts which set maximum prices that the Company would pay for aluminum.

Historically, the Company has adjusted the selling prices for its products in response to changes in the cost of tinplate and aluminum. During 1995 when aluminum costs increased, the Company announced price increases to its customers but due to overcapacity within the aluminum beverage can market and the customers' willingness to shift a portion of their packaging requirements away from aluminum, the Company was unable to fully recover the increases in the cost of aluminum from its customers. During 1997, as aluminum prices declined, selling prices to customers for aluminum beverage cans and ends were also reduced. In the future, there can be no assurance that the Company will be able to recover fully any increases or fluctuations in metal prices from its customers.

The Company, based on sales, is one of two leading producers of aluminum beverage cans and ends within the United States. Sales dollars for aluminum beverage cans and ends in 1997 increased over 1996 due to sales unit volume growth which was partially offset by the continued pass-through of lower aluminum costs to customers. The Company continues to reduce can and end diameter, lightweight its cans, reduce non-metal costs and restructure production processes. Some of the Company's excess beverage can capacity in North America has been redeployed to emerging markets, and to a lesser extent, retrofitted to produce two-piece food cans.

As the Company has continued to integrate the operations of CMB, it has made an assessment of the restructuring and exit costs to be incurred relative to the acquisition. Since commencement of the plan of restructuring, the Company has determined alternative sites for manufacture and qualified the new manufacturing sites with customers. Further discussion of the Company's restructuring activities is contained in Part II hereof within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 under "Provision for Restructuring." and within Item 8 herein on pages 34 and 35 under Note K to the Consolidated Financial Statements.

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

                         Crown Cork & Seal Company, Inc.


Outside North America, the Company's Metals Packaging products consist of metal cans for food, beverage, aerosol and specialty packaging as well as metal crowns and closures. Europe is the most significant beverage crown and closure market for the Company with returnable bottles continuing to be a significant form of packaging for the beverage and brewing industries in the region.


                               PLASTICS PACKAGING

Plastics Packaging, which in 1997 accounted for approximately 18% of consolidated net sales and approximately 19% of consolidated operating income (before net interest costs, foreign exchange adjustments and other non-operating expenses), manufactures plastic containers and plastic closures for the beverage, food, health and beauty, household products, personal care, chemical and other industries. Within the U.S. the Company manufactures and sells plastic bottles through its CONSTAR subsidiary and plastic closures through its plants in Virginia and Utah and plants acquired in the CMB acquisition. Plastic closures are also manufactured in various metals packaging operations within Europe, Asia, the Middle East and South America. CONSTAR, based on net sales, is one of the two leading producers of plastic containers produced from PET and HDPE (high-density polyethylene) within the United States.

During 1997, the Company commenced a restructuring program to improve the structure of its PET plastic beverage container business in the United States. Six CONSTAR manufacturing locations were closed or reorganized. The Company expects to maintain its existing manufacturing capacity, and by relocating equipment among its remaining larger facilities, meet all current and prospective volume requirements.

The combination of CMB's Plastics division with CONSTAR International's operations in Europe has resulted, the Company believes, in the leading European producer of plastics packaging. This combination further strengthens the Company's plastics marketing base in Europe and has added product and geographic diversity. The combination of CMB European plastics operations with existing Company operations has led to certain redundant operations being consolidated. The ultimate result of these actions represents the Company's best efforts to react to industry performance and general business and economic conditions. Further discussion of the Company's restructuring activities is contained in
Part II hereof within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 under "Provision for Restructuring" and within Item 8 herein on pages 34 and 35 under Note K to the Consolidated Financial Statements.

The Company believes that price, quality and customer service are the principal competitive factors affecting this segment. Based upon sales, the Company believes that it is a leader in the markets for plastics packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

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

Capital expenditures for Plastics Packaging were approximately 23 percent of total capital spending for the Company in 1997 as compared to 15 percent in 1996. The increase, in percentage terms,

                         Crown Cork & Seal Company, Inc.


is primarily due to the completion of a PET plant in China, lower overall capital spending, particularly in metals, as well as, those investments made in connection with the ongoing restructuring programs. The Company remains committed to servicing its global customers with plastic containers. Information relating to the Company's capital expenditures is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report on pages 19 and 20 under the caption "Capital Expenditures."

ITEM 2.   PROPERTIES

Crown Cork & Seal Company,  Inc.,  and its worldwide  consolidated  subsidiaries operate 247 manufacturing facilities. Within the United States there are 50 Metals Packaging manufacturing facilities and 24 Plastics Packaging manufacturing facilities. Outside the United States there are 129 Metals Packaging manufacturing facilities and 38 Plastics Packaging manufacturing facilities. There are six manufacturing facilities outside the United States that manufacture both metal and plastic products.

The geographic distribution of the manufacturing facilities is as follows:

                                             Metals          Plastics           Both            No. of           No.
Geographic Area*                           Packaging        Packaging         Segments          Plants          Leased
United States                                    50               24                -              74              28
Canada                                            9                1                -              10               -
Central America                                   7                1                -               8               3
South America                                     9                1                1              11               -
Europe                                           74               31                3             108              22
Africa                                           14                -                -              14               3
Middle East                                       -                -                1               1               -
Asia                                             16                4                1              21              16
                                        -----------------------------------------------------------------------------
         Worldwide Total                        179               62                6             247              72
                                        =============================================================================

* Excluded are productive facilities in announced restructurings as well as service or support facilities.

The Company's manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from plant to plant. Warehouse and delivery facilities are generally provided at each of the manufacturing locations, although the Company does lease outside warehouses. Management believes that its manufacturing facilities, taken as a whole, are well maintained and generally adequate for current operations.

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

In addition to the manufacturing facilities for Metals Packaging and Plastics Packaging, the Company has various support facilities. Such facilities include machine shop operations, printing for cans and crowns, coil shearing, coil coating and RD&E.

                         Crown Cork & Seal Company, Inc.


The Company generally owns its manufacturing and other facilities, although office facilities are often leased. The Company maintains research facilities in Alsip, Illinois within the United States and in Wantage, England within the United Kingdom.

The Company is directly involved in post-consumer plastic container recycling and aluminum and steel can recycling at two locations in the United States.

ITEM 3.   LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigations, the adverse determination of which would have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites. Information on this is presented in Part I, Item 1, entitled "Business" appearing on page 3 of this Report and in Part II, Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Environmental Matters" appearing on page 20 of this Report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Registrant's Common Stock and Preferred Stock are listed on the New York Stock Exchange and the Paris Bourse. On March 13, 1998, there were 5,758 registered shareholders of the Registrant's Common Stock and 12 registered shareholders of the Registrant's 4.5% Cumulative Convertible Preferred Stock. The market price at December 31, 1997, with respect to the Registrant's Common Stock is set forth in Item 8 on page 48 under Note U to the Consolidated Financial Statements entitled "Quarterly Data (unaudited)". The foregoing information regarding the number of registered shareholders of Common Stock and Preferred Stock does not include persons holding stock through clearinghouse systems in the United States and France. It is the present intention of the Company to continue paying dividends on its common stock on a quarterly basis. Further details regarding the Company's policy as to payment of cash dividends are set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Common Stock and Other Shareholders' Equity" appearing on pages 20 and 21 of this Report.

                         Crown Cork & Seal Company, Inc.


ITEM 6.   SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per share, ratios and
  other statistics)                                       1997         1996         1995         1994         1993
Summary of Operations
Net sales........................................      $ 8,494.6    $ 8,331.9    $ 5,053.8     $4,452.2      $4,162.6
                                                       --------------------------------------------------------------
Cost of products sold............................        6,707.7      6,732.5      4,319.4      3,706.2       3,474.7
Depreciation and amortization....................          540.0        495.9        256.3        218.3         191.7
Selling and administrative expense...............          413.6        387.2        139.3        135.4         126.6
   % to net sales................................            4.9%         4.6%         2.8%         3.0%          3.0%
Provision for restructuring......................           66.6         39.8        102.7        114.6
Gain on sale of assets...........................          (38.1)       (23.8)        (8.4)        (6.7)          (.7)
Interest expense, net of interest income.........          339.9        305.8        136.1         91.6          79.7
Translation and exchange adjustments.............            7.9       ( 36.5)       ( 1.1)        10.1          10.8
                                                       --------------------------------------------------------------
Income before income taxes
and cumulative effect of accounting changes......          457.0        431.0        109.5        182.7         279.8
   % to net sales................................            5.4%         5.2%         2.2%         4.1%          6.7%
Provision for income taxes.......................          147.7        134.4         24.9         55.6          97.4
Minority interests, net of equity earnings.......           (7.7)       (12.6)        (9.7)         3.9          (1.5)
                                                       --------------------------------------------------------------
Net income before cumulative effect of
   accounting changes............................          301.6        284.0         74.9        131.0         180.9
     % to net sales..............................            3.6%         3.4%         1.5%         2.9%          4.3%
Cumulative effect of accounting changes (1)......           (7.6)                                               (81.8)
                                                       --------------------------------------------------------------
Net income (2)...................................          294.0        284.0         74.9        131.0          99.1
Preferred stock dividends........................           23.4         19.8
                                                       --------------------------------------------------------------
Net income available to common
   shareholders..................................      $   270.6    $   264.2    $    74.9     $  131.0      $   99.1
                                                       ==============================================================

Return on average shareholders' equity (3).......            8.3%        11.3%         5.3%        10.0%          8.3%
-----------------------------------------------------------------------------------------------------------------------

Financial Position at December 31
Working capital..................................     ($   902.1)  ($   370.6)   $   429.9     $  122.6      $   43.8
Total assets.....................................       12,305.7     12,590.2      5,051.7      4,781.3       4,236.3
Short-term debt plus current long-term
   debt maturities...............................        1,784.7      1,154.3        608.1        735.8         474.8
Long-term debt...................................        3,301.4      3,923.5      1,490.1      1,089.5         891.5
Total debt to total capitalization...............           56.1%        56.4%        56.2%        55.3%         50.1%
Minority interests...............................          282.8        243.8        118.6         75.4          53.7
Shareholders' equity.............................        3,529.2      3,563.3      1,461.2      1,365.2       1,251.8
-----------------------------------------------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

(in millions, except per share, ratios and
  other statistics)                                      1997         1996         1995         1994         1993
Common Share Data (dollars per share)
Earnings per average common share
   Basic -    before cumulative effect of
              accounting change..................        $2.17        $2.16         $.83        $1.47         $2.08
              after cumulative effect of
              accounting change..................         2.11                                                 1.14
   Diluted -  before cumulative effect of
              accounting change..................         2.15         2.14          .83         1.46          2.03
              after cumulative effect of
              accounting change..................         2.10                                                 1.11
Cash Dividends...................................         1.00         1.00
Market price on December 31......................        50.13        54.38        41.75        37.75         41.88
Book value (based on year-end
   outstanding shares plus assumed
   conversion of preference shares)..............        25.26        25.50        16.13        15.27         14.09
Number of shares outstanding
   at year-end...................................        128.4        128.4         90.6         89.4          88.8
Average shares outstanding
   Basic.........................................        128.4        122.5         90.2         89.1          87.1
   Diluted.......................................        140.3        132.4         90.6         89.9          89.2
Shareholders (on record).........................        5,763        5,736        5,976        6,011         6,168
---------------------------------------------------------------------------------------------------------------------

Other Statistics

Capital expenditures.............................       $514.8       $631.2       $433.5       $439.8        $271.3

Number of Employees..............................       40,985       44,611       20,409       22,373        21,254
Actual preferred shares outstanding..............         12.4         12.4

=====================================================================================================================

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

(1) The cumulative effect of accounting changes resulted from the adoption by the Company of EITF Bulletin 97-13 in 1997 and SFAS No's 106, 109 and 112 in 1993.
(2) Figures for 1997, 1996, 1995 and 1994 include after-tax adjustments for restructuring, $43.3 or $.34 per basic share and $.31 per diluted share, $31.7 or $.26 per basic share and $.24 per diluted share, $67.0 or $.74 per basic and diluted share and $73.2 or $.82 per basic share and $.81 per diluted share, respectively.
(3) Excluding the adjustments for restructuring and the cumulative effect of accounting changes, the return on average shareholders' equity in 1997, 1996, 1995, 1994 and 1993 would have been 9.7%, 12.6%, 10.0%, 15.6% and
     15.1%, respectively.

                         Crown Cork & Seal Company, Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share, employee, shareholder and statistical data)

                                  INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial position of Crown Cork & Seal Company, Inc. (the "Company") during the three-year period ended December 31, 1997. This discussion should be read in conjunction with the Consolidated Financial Statements included in this annual report. References to earnings per share are on a diluted basis only.

Effective   February  22,  1996,  the  Company   completed  its  acquisition  of
CarnaudMetalbox ("CMB"). The consolidated financial statements include the results of CMB operations from this date.

Financial results (operating income, pretax income, net income and earnings per share) for 1997, 1996 and 1995 were impacted by restructuring charges or accounting changes. These items are summarized below:

                                  RESTRUCTURING

Pretax income was charged for $66.6 ($43.3 after taxes or $.31 per share), $39.8 ($31.7 after taxes or $.24 per share) and $102.7 ($67.0 after taxes or $.74 per share), in 1997, 1996 and 1995, respectively.

Further information concerning the details of the restructuring plans, including a reconciliation of the restructuring accrual is included in Note K to the Consolidated Financial Statements and under Provision for Restructuring as provided later in this discussion.

                               ACCOUNTING CHANGES

During the fourth quarter of 1997, the Company implemented EITF 97-13 retroactive to October 1, 1997. The after-tax effect of this accounting change was a one-time charge to 1997 earnings of $7.6 or $.05 per share. The incremental charge to 1997 earnings in the fourth quarter from this accounting change was not significant. This accounting change did not, and will not, have any cash flow impact on the Company and is more fully described in Note B to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

NET SALES

Net sales during 1997 were $8,494.6, an increase of $162.7 or 2.0% versus 1996 net sales of $8,331.9. Net sales during 1995 were $5,053.8. Sales from domestic operations increased 2.0% in 1997 compared with a 1.5% decrease in 1996. Foreign sales increased 1.9% in 1997 following a 198.3% increase in 1996. Domestic sales accounted for 40.0% of consolidated net sales in 1997, 39.9% in 1996 and 66.8% in 1995.

                                                                                               % Increase/
                                                            Net Sales                           (Decrease)
DIVISION                                           1997       1996       1995              1997/1996    1996/1995
Americas....................................    $3,729.3   $3,625.9   $3,903.8                2.9         (7.1)
Europe......................................     4,193.0    4,165.9      914.3                 .7        355.6
Asia-Pacific................................       368.5      376.2      151.9               (2.0)       147.7
Other.......................................       203.8      163.9       83.8               24.3         95.6
                                                ------------------------------
                                                $8,494.6   $8,331.9   $5,053.8                2.0         64.9
                                                ==============================

                         Crown Cork & Seal Company, Inc.


The increase in 1997 Americas Division net sales is a result of (i) sales unit volume increases of aerosol cans, food cans, beverage cans and beverage ends,
(ii) increased sales unit volumes of single-serve PET beverage bottles, plastic beverage closures and beverage preforms and (iii) initial sales volumes at the Company's new beverage can and end plants in Brazil; offsetting (i) decreased raw material prices which resulted in decreased selling prices, primarily in PET bottles and aluminum cans and ends, (ii) sales unit volume decreases of 2 liter PET beverage bottles and (iii) sluggish demand for beverage cans in Mexico and Argentina. The decrease in 1996 Americas Division net sales was a result of (i) lower raw material prices which were passed on to customers in the form of lower selling prices, (ii) a seven week work stoppage at eight plants and (iii) weak economic conditions in Argentina and Brazil; partially offset by (i) the inclusion of Anchor Hocking Packaging acquired as part of the CMB transaction and (ii) sales unit volume increases of aluminum beverage ends, food cans, aerosol cans and plastic closures. U.S. sales accounted for approximately 82.2% of division net sales in 1997, 84.2% in 1996 and 85.4% in 1995.

Net sales in the European Division  increased  marginally in 1997 as a result of
(i) the consolidation of CMB activity for the full year versus only 45 weeks in 1996 and (ii) increased sales unit volumes of PET beverage bottles and plastic beverage closures due to strong customer demand; offset by (i) the appreciation of the U.S. dollar against most European currencies which reduced division net sales by approximately $310, (ii) lower PET resin costs passed on to customers in the form of lower selling prices, (iii) ongoing restructuring efforts, including the elimination of products with negative contribution and (iv) sales unit volume decreases of food and beverage cans. Food can sales unit volumes were soft in Greece due to a spring frost which damaged the peach crop and in Italy due to early season rains which limited the tomato yield. Beverage can sales unit volumes declined due to poor summer weather in some areas and restructuring efforts which restricted output in the Benelux region. Pricing remained very competitive across all product lines. The increase in 1996 European Division net sales was due to the acquisition of CMB.

Net sales in the Asia-Pacific Division decreased as a result of (i) the appreciation of the U.S. dollar against most Southeast Asian currencies which reduced division net sales by approximately $25, (ii) excess beverage can capacity and aggressive competition which continue to erode selling prices in China, (iii) reduced demand in some areas as a result of tight customer liquidity due to the regional currency devaluation and (iv) the closure of seven plants in the region since the second quarter of 1996; partially offset by (i) the consolidation of CMB activity for a full year versus only 45 weeks in 1996 and (ii) increased sales unit volumes of (a) beverage cans in China, Thailand, Singapore and Vietnam and (b) food cans in Thailand. The increase in 1996 Asia-Pacific Division net sales was a result of (i) the acquisition of CMB and
(ii) increased sales unit volumes of beverage cans at company joint ventures in China.

Net sales for Other operating units increased in 1997 as a result of the acquisition of Golden Aluminum Company ("GAC"), partially offset by the divestiture of the Crown-Simplimatic Machinery operations in May 1997. The increase in Other net sales in 1996 was a result of the Simplimatic Machinery operations acquired as part of the CMB transaction.

COST OF PRODUCTS SOLD

Cost of products sold, excluding depreciation and amortization for 1997 was $6,707.7; a .4% decrease from $6,732.5 in 1996, following increases of 55.9% and 16.5% in 1996 and 1995, respectively. The decrease in 1997 cost of products sold is attributable to the appreciation of the U.S. dollar against most European and Southeast Asian currencies and decreased raw material prices, principally aluminum and PET resin offsetting increased sales unit volumes in many product lines. The increase in 1996 cost of products sold was directly attributable to the increased net sales level in 1996 partially offset by decreased raw material prices. The increase in 1995 cost of products sold was primarily a result of increased aluminum and PET resin prices and increased sales unit volumes of (i) PET beverage bottles in the U.S. and Europe and (ii) aluminum beverage cans and ends in South America, the Middle East and China.

As a percentage of net sales, cost of products sold was 79.0% in 1997 as compared to 80.8% in 1996 and 85.5% in 1995.

                         Crown Cork & Seal Company, Inc.


SELLING AND ADMINISTRATIVE

Selling and administrative expenses for 1997 were $413.6, an increase of 6.8% over 1996 compared to increases of 178.0% for 1996 and 2.9% for 1995. The relative increase in 1997 costs and their percentage to net sales is directly related to the consolidation of CMB activity for a full year in 1997 as compared to only 45 weeks in 1996. The large increase in 1996 is directly attributable to the acquisition of CMB whose general and administrative activities are highly decentralized and which operates many business units in countries in which social costs are very high. As a percentage of net sales, selling and administrative expenses were 4.9% in 1997, 4.6% in 1996 and 2.8% in 1995.

OPERATING INCOME

The Company views operating income as the principal measure of performance before interest costs and other non-operating expenses. Operating income, after restructuring charges, was $766.7, $676.5 and $236.1 in 1997, 1996 and 1995,
respectively. Operating income of $833.3 in 1997, before the restructuring charge of $66.6, was $117.0 or 16.3% greater than in 1996. Operating income of $716.3 in 1996, before the restructuring charge of $39.8, was $377.5 or 111.4% greater than in 1995. Operating income, before restructuring, as a percentage of net sales was 9.8% in 1997 as compared to 8.6% in 1996 and 6.7% in 1995.

An analysis of operating income, before restructuring, by operating division follows:

                                                                                               % Increase/
                                                        Operating Income                        (Decrease)
DIVISION                                           1997       1996       1995              1997/1996    1996/1995
Americas....................................      $259.5     $200.3     $227.1               29.6      (11.8)
Europe......................................       558.7      490.0       70.7               14.0      593.1
Asia-Pacific................................         6.3       10.7       31.0              (41.1)     (65.5)
Other.......................................         8.8       15.3       10.0              (42.5)      53.0
                                                  ----------------------------
                                                  $833.3     $716.3     $338.8               16.3      111.4
                                                  ============================

Operating income in the Americas Division was 7.0% of net sales in 1997 versus 5.5% in 1996 and 5.8% in 1995. The increase in 1997 operating margins is due to
(i) increased sales unit volumes of beverage cans, beverage ends, aerosol cans, food cans, plastic beverage closures, single-serve PET beverage bottles and beverage preforms in the U.S. and Canada, (ii) increased manufacturing efficiencies in most U.S. and Canadian plants due to the completion of the 202 diameter conversion programs in 1996 and other cost improvement programs initiated in recent years and (iii) the start-up of the Company's new beverage can and beverage end plants in Brazil; offsetting (i) continued pricing pressures in both metal and plastic beverage containers, (ii) lower sales unit volumes of 2 liter PET beverage bottles and (iii) weak demand for beverage cans in Mexico and Argentina. The decrease in 1996 operating margins was due to: (i) continued pricing pressures in both metal and plastic beverage containers, (ii) a seven week work stoppage at eight plants; (iii) lower sales unit volumes of PET bottles and (iv) weaker economic conditions in Argentina and Brazil, partially offset by; (i) the benefits accruing from the restructuring programs initiated in the U.S. in 1995 and 1994, (ii) sales unit volume increases in aluminum beverage ends, food cans, aerosol cans and plastic closures, (iii) increased sales unit volumes and improved productivity in Canada and Mexico and
(iv) the inclusion of Anchor Hocking Packaging, acquired as part of the CMB transaction. The Company's suppliers of aluminum can and end sheet implemented a new pricing structure during 1995 which, by formula, is directly tied to the price of ingot on the London Metal Exchange ("LME"). The formula takes the LME spot price of aluminum ingot and adds other costs to convert and transport aluminum, thereby effectively transferring the volatility in the commodity markets to the Company. This pricing formula remained in effect during 1997. During 1997, the Company entered into contracts with its suppliers of aluminum can and end sheet which, by formula, guarantees prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months' market price of aluminum on the LME.

                         Crown Cork & Seal Company, Inc.


Further, "ceiling" prices have been established under these contracts which set maximum prices that the Company would pay for aluminum.

European Division operating income was 13.3% as a percentage of net sales in 1997 compared to 11.8% in 1996 and 7.7% in 1995. The increase in operating income in 1997 is directly attributable to (i) cost reduction programs initiated by the Company upon the acquisition of CMB whereby inefficient plants, products with negative contribution and excess administrative overheads were eliminated,
(ii) increased sales unit volumes in PET beverage bottles, plastic closures and aerosol cans and (iii) better market conditions for specialty cans; offsetting
(i) the appreciation of the U.S. dollar against most European currencies which reduced 1997 operating income by approximately $35, (ii) decreased sales unit volumes of food cans in Greece and Italy due to poor early season weather, (iii) competitive pricing pressure on food cans in France and Italy and (iv) decreased sales unit volumes of beverage cans and ends. The increase in operating income in 1996 is directly attributable to the addition of CMB operations, primarily its food, beverage and aerosol can businesses. Operating margins for the Company's existing facilities in Europe were lower than 1995 levels due primarily to competitive pressures resulting in reduced volumes and prices for metal and plastic packaging. Comparable operating margins for acquired CMB operations were ahead of 1995 levels due to (i) sales unit volume gains in food, beverage and aerosol cans and (ii) cost reduction programs in which the Company began streamlining (a) inefficient plants, (b) excess administrative overheads and (c) negative contribution products. Partially offsetting these gains were
(i) increased prices for tinplate and (ii) volume erosion and pricing pressures from soft markets in specialty packaging and plastics.

Operating income in the Asia-Pacific Division was 1.7% of net sales in 1997 versus 2.8% in 1996 and 20.4% in 1995. The decrease in 1997 operating margins is due to (i) reduced beverage can pricing throughout the region, (ii) the appreciation of the U.S. dollar against most Southeast Asian currencies, (iii) weak demand for food closures in China and (iv) lower sales unit volumes of three-piece cans in Malaysia; offsetting (i) strong sales unit volumes of beverage cans in Singapore, Malaysia and Thailand, (ii) strong sales unit volumes of food cans in Thailand and (iii) the benefits accruing to the Company from the closure of seven plants since the second quarter of 1996. The decrease in 1996 operating margins was due primarily to the addition of CMB operations as excess beverage can capacity and competitive pricing has significantly eroded profits in China. Other factors affecting operating margins were (i) lower sales unit volumes and competitive pricing in Malaysia (ii) competitive beverage can pricing in Singapore, (iii) sales unit volume declines in three-piece cans in Singapore and (iv) new plant start-ups in China, Singapore and Vietnam;
partially offset by (i) strong beverage and food can sales unit volumes in Thailand and (ii) increased efficiencies in Shanghai.

Operating income from Other operating units was 4.3% of net sales in 1997 versus 9.3% in 1996 and 11.9% in 1995. Operating income decreased in 1997 as a result of (i) start-up losses at GAC which was acquired in March 1997 and (ii) the sale of the Company's Crown-Simplimatic Machinery operations. The increase in 1996 operating income was a result of the Simplimatic Machinery operations acquired as part of the CMB transaction. The decrease in 1996 operating income as a percentage to net sales reflects the lower margins earned on Simplimatic sales compared to margins earned on tool shop and other operating unit sales.

GAIN ON SALE OF ASSETS

On May 14, 1997, the Company sold its Crown-Simplimatic Machinery operations to a group of investors including division management. The selling price of $105 million included $90 million in cash and $15 million of 8% Class A Preferred Stock that is convertible into approximately 20% of the common stock of Crown-Simplimatic. The Company also sold ten surplus properties in 1997. Gains, totaling $38.1, were realized from the sales of the machinery operations and surplus properties in 1997 as compared to gains of $23.8 in 1996.

                         Crown Cork & Seal Company, Inc.


NET INTEREST EXPENSE/INCOME

Net interest expense was $339.9 in 1997, an increase of $34.1 when compared to 1996 net interest expense of $305.8. Net interest expense was $136.1 in 1995. The increase in 1997 net interest expense is due to (i) borrowings used in the acquisition of CMB remaining outstanding for the full year as compared to only 45 weeks in 1996 and (ii) cash requirements for restructuring programs. The increase in 1996 net interest expense is directly attributable to borrowings which funded the acquisition of CMB. Further information regarding acquisitions is found in Note H to the Consolidated Financial Statements, while information specific to Company financing is presented in the Liquidity and Capital Resources section of this discussion and Notes L and M to the Consolidated Financial Statements.

FOREIGN EXCHANGE

Unfavorable foreign exchange adjustments of $7.9 in 1997 resulted primarily from the remeasurement of the Company's operations in highly inflationary economies. Favorable foreign exchange adjustments of $36.5 and $1.1 were recorded in 1996 and 1995, respectively. During 1996, the Company recorded a foreign exchange gain of $42.1 due to the impact of a stronger U.S. dollar on the Company's CMB acquisition financing, denominated in French Francs. This French Franc acquisition debt was subsequently refinanced into several functional currencies during 1996.

TAXES ON INCOME

The effective tax rates on income were 32.3%, 31.2% and 22.7% in 1997, 1996 and 1995, respectively. The effective rate is lower than the U.S. statutory rate of 35% as a result of lower effective rates in non-U.S. operations and the continuing re-evaluation of reserve and valuation allowance requirements;
partially offset by non-deductible amortization of goodwill and other intangibles. A reconciliation of the Company's effective tax rate from the U.S. statutory rate is presented in Note Q to the Consolidated Financial Statements.

MINORITY INTERESTS, NET OF EQUITY EARNINGS

Minority interests share of net income was $9.8, $5.4 and $13.6 in 1997, 1996, and 1995, respectively. The increase in minority interests in 1997 is due primarily to increased profits in Brazil, Greece, Singapore and Thailand and lower losses in South Africa.

Equity in earnings/(losses) of affiliates was $2.1, ($7.2) and $3.9 in 1997, 1996 and 1995, respectively. The increase in equity earnings in 1997 primarily relates to improved earnings in the Company's non-consolidated affiliates in Brazil, Mexico and Morocco and lower losses in Korea.

NET INCOME AND EARNINGS PER SHARE

Net income for 1997, excluding the effect of an accounting change, was $278.2 compared with $264.2 for 1996 and $74.9 in 1995. Diluted earnings per share for 1997 was $2.15 compared with $2.14 and $.83 in 1996 and 1995, respectively. Excluding the provision for restructuring, 1997 net income increased 8.7% to $321.5 and 1997 earnings per share increased 3.4% to $2.46. Excluding the provision for restructuring, 1996 net income increased 108.5% to $295.9 and 1996 earnings per share increased 51.6% to $2.38 compared to 1995 while 1995 decreased 30.5% and 30.8%, respectively compared to 1994. The sum of per share earnings by quarter does not equal earnings per share for the years ended December 31, 1997, 1996 and 1995 due to the effect of shares issued during those respective years.

INDUSTRY SEGMENT PERFORMANCE

This section presents individual segment results for the last three years. The after-tax charge of $43.3 or $.31 per share related to the 1997 restructuring charge is included as an after-tax charge in the Metal Packaging segment ("Metals") of $7.4 or $.05 per share and an after-tax charge of $35.9 or $.26 per share in the Plastics Packaging segment ("Plastics") and is excluded in making comparisons to 1997 results. The

                         Crown Cork & Seal Company, Inc.


after-tax charge of $31.7 or $.24 per share related to 1996 restructuring is included in Metals and is excluded in making comparisons to 1996 results. The after-tax charge of $67.0 or $.74 per share related to the 1995 restructuring charge is included as an after-tax charge in Metals of $60.1 or $.66 per share and an after-tax charge of $6.9 or $.08 per share in Plastics and is excluded in making comparisons to 1995 results.

Net sales for Metals in 1997 were $6,940.9, an increase of 4.9% compared to 1996 net sales of $6,619.7. Net sales in 1995 were $3,811.1. Metals sales in 1997 increased over 1996 due to (i) the consolidation of CMB activity for the full year versus only 45 weeks in 1996; (ii) sales unit volume increases in all product lines in the U.S. and (iii) initial sales volumes at the Company's new beverage can and end plants in Brazil; offsetting (i) the effect of the appreciation of the U.S. dollar against most European and Asian currencies, (ii) decreased aluminum prices which resulted in lower selling prices for beverage cans and ends and (iii) European sales unit volume decreases in food and beverage cans. Metals sales in 1996 increased over 1995 due to the CMB acquisition, partially offset by decreased aluminum prices which were passed on to customers in the form of lower selling prices.

Metals operating income in 1997 was $635.6, before restructuring charges of $11.4, or 9.2% of net sales compared to 1996 operating income of $542.8 or 8.2% of net sales, before restructuring charges of $39.8. Operating income in 1995 was $253.6 or 6.7% of net sales, before restructuring charges of $94.4. Metals operating income increased in 1997 over 1996 due to (i) the consolidation of CMB activity for the full year versus only 45 weeks in 1996, (ii) sales unit volume increases in all product lines in the U.S., (iii) increased manufacturing efficiencies in the U.S. and Canada and (iv) cost reduction programs initiated in Europe and Asia by the Company upon the acquisition of CMB. The increase in Metals operating income in 1996 was directly attributable to the European food, beverage and aerosol businesses acquired with CMB and increased margins in the North American food and beverage businesses due to improved manufacturing efficiencies, a result of prior restructuring and capital expenditure programs.

Net sales for Plastics decreased $158.5 or 9.3% in 1997 from $1,712.2 in 1996. The decrease in Plastics sales in 1997 is due to (i) decreased PET resin prices which resulted in lower selling prices and (ii) the effect of the appreciation of the U.S. dollar against most European and Asian currencies; offsetting increased unit sales in PET beverage bottles and plastics beverage closures in the U.S., Europe and Asia. The increase in 1996 Plastics net sales is due entirely to Plastics businesses acquired with the CMB transaction partially offset by decreased PET prices which were passed on to customers in the form of lower selling prices.

Plastics operating income in 1997 was $197.7 or 12.7% of net sales before restructuring charges of $55.2, as compared to 1996 operating income of $173.5 or 10.1% of net sales. Operating income in 1995 was $85.2 or 6.9% of net sales, before restructuring charges of $8.3. The increase in Plastics operating income in 1997 is due to (i) the consolidation of CMB activity for the full year versus only 45 weeks in 1996, (ii) restructuring programs initiated in the U.S. and Europe and (iii) sales unit volume increases in the U.S., Europe and Asia in PET beverage bottles and plastic beverage closures. The increase in Plastics operating income in 1996 was due to the CMB acquisition as profits in all sectors of Plastics, excluding PET beverage bottles, offset increasing price competition in PET beverage bottles. Additionally, as a percentage to net sales, Plastics operating income increased in 1996 due to the effect of PET resin price decreases.

                               FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $205.6 at December 31, 1997 compared to $160.4 and $68.1 at December 31, 1996 and 1995, respectively. The Company's primary sources of cash in 1997 consisted of (i) funds provided from operations $402.1;
(ii) the sale of assets and businesses $133.3; (iii) proceeds from long-term borrowings $123.7; and (iv) the net change in short-term debt $359.5. The Company's primary uses of cash in 1997 consisted of (i) capital expenditures of $514.8; (ii) payments of long-term

                         Crown Cork & Seal Company, Inc.


debt $268.5; and (iii) dividends paid $151.8. The decrease in funds provided from operations in 1997 versus 1996 is a result of a portion of the 1996 seasonal buildup of CMB working capital occurring before the acquisition date.

The Company funds its working capital requirements on a short-term basis primarily through issuances of commercial paper. At December 31, 1997 the commercial paper program was supported by a $2,500 multi-currency credit agreement which was formalized in February 1997, maturing in February 2002 with interest at market rates. The Company's use of the facility is not restricted. At December 31, 1997, $355.2 was drawn against this facility. Based on the Company's intention and ability to maintain its credit facility beyond 1998 and 1997, respectively, $700 of commercial paper borrowings was classified as long-term at both December 31, 1997 and 1996. There was $1,248.0 and $932.1 in commercial paper outstanding at December 31, 1997 and 1996, respectively.

On December 1, 1995, the Company entered into a Revolving Credit and Term Loan Agreement (Credit Agreement) with a syndicate of financial institutions. Pursuant to the Credit Agreement, the lenders made available to the Company French Francs (FRF) 13,700 in a multi-currency revolving credit facility to fund the cash portion of the consideration to be paid in connection with the Company's acquisition of CarnaudMetalbox and for general corporate purposes. Borrowings under the facility were permitted in FRF, U.S. Dollars and British Pound Sterling and bear interest at variable market rates. A total of FRF 9,100 (approximately $1,800) was drawn on February 22, 1996 to fund the purchase of shares from those CMB shareholders electing cash (approximately 40.1 million CMB shares at FRF 225 per share). At December 31, 1996, borrowings of $493.1 were outstanding under this credit facility.

On November 26,1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for the offer and sale of up to $1,300 aggregate principal amount of debt securities of the Company. This amount was combined with the remaining $200 from the December 1994 shelf registration, providing an aggregate $1,500 funding availability. On December 12,1996, the Company sold $1,200 of these public debt securities in five separate tranches, with maturities ranging from seven to 100 years. The issuers were the Company and two wholly-owned finance subsidiaries located in the United Kingdom and France, whose borrowings are fully guaranteed by the Company. The face value of the notes bear interest rates ranging from 6.75% to 7.38%. The offerings by the subsidiaries were simultaneously converted into fixed rate, 8.28% Sterling and 5.75% French Franc obligations through interest rate and currency swaps with various counterparties. Proceeds from the offering were used to repay acquisition indebtedness arising from the CMB acquisition. The Company's long-term debt securities ratings were reaffirmed at Baa1 by Moody's Investor Service and confirmed at BBB by Standard and Poor's Corporation on February 3, 1998.

The Company's ratio of total debt (net of cash and cash equivalents) to total capitalization was 56.1%, 56.4% and 56.2% at December 31, 1997, 1996 and 1995, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity. The increase in the Company's total debt in recent years is due to acquisition activity, particularly the 1996 acquisition of CMB and the significant capital expenditure program which the Company has committed to in recent years. As of December 31, 1997, $399.3 of long-term debt matures within one year.

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

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks. The Company addresses these risks through a program that includes the use of financial instruments. The Company controls the credit risks associated with these

                         Crown Cork & Seal Company, Inc.


financial instruments through credit approval, investment limits and centralized monitoring procedures and systems. The Company uses only liquid investments from creditworthy institutions and does not enter into leveraged, tiered or illiquid contracts. Further, the Company does not enter into financial instruments for trading purposes.

International operations, principally European, constitute a significant portion of consolidated revenues and identifiable assets. These operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. The Company manages its foreign currency transaction risk to minimize the volatility of cash flows caused by currency fluctuations by forecasting foreign currency denominated cash flows of each subsidiary and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. The Company does not generally hedge its exposure to translation gains and losses, however, by borrowing in local currencies, it reduces such exposure.

The information below summarizes the Company's market risks associated with debt obligations and other significant financial instruments outstanding as of December 31, 1997. Fair values included herein have been determined based on quoted market prices. Further information specific to Company financing is presented in Notes L and M to the Consolidated Financial Statements.

The table below provides information as of December 31, 1997 about the Company's forward currency exchange contracts. The majority of the contracts expire in 1998.

                                                  Contract   Average Contractual
Buy/Sell                                           Amount      Exchange Rate
GBP/FRF.........................................    $570             9.79
FRF/GBP.........................................     406             9.74
USD/GBP.........................................     372             1.65
FRF/USD.........................................     367             5.80
DEM/GBP.........................................     207             2.85
FRF/DEM.........................................     162             3.36
USD/FRF.........................................     159             5.82
SGD/USD.........................................     125             1.62
USD/BEF.........................................     103            36.54

The Company has an additional $431 in a number of smaller contracts to purchase or sell various other currencies, principally European, as of December 31, 1997.

The aggregate cost to settle all contracts, which is not material to any individual contract, was $9.1 at December 31, 1997. Total forward exchange contracts outstanding as of December 31, 1996 were $2,311.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of 40% to 60% of total borrowings. The Company manages its interest rate risk by retiring and issuing debt from time to time and by executing interest rate swaps.

For debt obligations, the table below presents principal cash flows and related interest rates by year of maturity. Variable interest rates disclosed represent the weighted average rates at December 31, 1997. For interest rate swaps, the table presents notional amounts and related interest rates by year of maturity. For these swaps, the variable rates presented are the average forward rates for the term of each contract.

                         Crown Cork & Seal Company, Inc.

                                                                    Year of Maturity
Debt                                     1998         1999          2000         2001         2002     Thereafter
Fixed rate.....................          $137.9       $155.6        $42.4        $95.1        $35.0     $1,899.5
Average interest rate..........            6.5%         7.4%         8.1%         8.4%         8.1%         7.6%
----------------------------------------------------------------------------------------------------------------
Variable rate (1)..............        $1,646.8        $14.6       $117.6       $113.1       $713.1       $115.4
Average interest rate..........            5.6%         7.1%         7.6%         4.8%         5.8%         7.6%
----------------------------------------------------------------------------------------------------------------
Interest rate swaps:
Fixed to variable..............          $254.3                    $100.0        $93.9                    $105.0
Average pay rate...............            3.7%                      7.7%         4.4%                      7.7%
Average receive rate...........            6.7%                      7.5%         6.9%                      7.0%
----------------------------------------------------------------------------------------------------------------

(1) $700.0 of commercial paper borrowings due in 1998 are classified as long-term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis through committed credit facilities.

The Company's use of financial instruments in managing market risk exposures described above is consistent with the prior year.

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

On March 2, 1998, the Company completed the repurchase of 4,093,826 shares of its common stock at $49.00 per share and 3,660,300 shares of its acquisition preferred at $46.00 per share from CGIP. The repurchased shares represented approximately 5.3% of the Company's then outstanding voting securities and leaves CGIP with 4.99% voting power in the Company. The repurchased shares include all of CGIP's

                         Crown Cork & Seal Company, Inc.


acquisition preferred position which represented approximately 30% of the then outstanding shares of acquisition preferred. The transaction includes an agreement to terminate the Shareholders Agreement dated February 22, 1996 between the Company and CGIP. Among other changes, CGIP will no longer retain the right to designate Company directors. The transaction value of $369 was financed through an increase in short-term indebtedness.

PROVISION FOR RESTRUCTURING

During 1997, the Company provided $66.6 ($43.3 after taxes or $.31 per share) for the costs associated with a plan to improve the structure of its PET plastic beverage container business in the United States by closing and reorganizing six manufacturing locations in its CONSTAR subsidiary along with other, non-PET, restructuring activities, primarily in Europe. The Company anticipates that the restructuring actions referred to above, when complete will generate approximately $20.0 in after-tax cost savings on an annualized basis.

The Company has made an assessment of the restructuring and exit costs to be incurred relative to the acquisition of CMB. Affected by the plan of restructuring are forty regional administrative offices and plants to be closed and approximately fifty-two plants to be reorganized. The cost of providing severance pay and benefits for the reduction of approximately 6,500 employees (approximately 5,100 positions eliminated by the end of 1997) is approximately $257 and is primarily a cash expense. Actual expenditures for severance pay and benefits through December 31, 1997 amounted to approximately $165. Employees to be terminated include most, if not all, employees at each plant to be closed or reorganized including salaried employees and employees of the respective unions represented at each plant site. The cost associated with the write-down of assets (principally property, plant and equipment) is approximately $217 and has been reflected as a reduction in the carrying value of the Company's assets. Lease termination and other exit costs, primarily repayments of government grants and subsidies approximates $60 of the provision and is primarily a cash expense of which approximately $50 has been expended as of December 31, 1997. Details of the restructuring are also presented in Note K to the Consolidated Financial Statements.

The Company estimates that the plan of restructuring CMB operations when complete, will generate annual cost savings of approximately $160 ($105 after-tax) on an annualized basis. It is also estimated that capital expenditures of approximately $100 will be made to expand and upgrade other facilities to minimize the adverse effects of the restructuring on existing business and customer relationships.

During 1996, the Company provided $39.8 ($31.7 after taxes or $.24 per share) for the costs associated with exiting certain lines of business in its South African operations, the closure of a South American operation and costs associated with restructuring existing businesses in Europe. During 1995, the Company recorded a pre-tax restructuring charge of $102.7 ($67.0 after taxes or $.74 per share) to streamline North American operations, improve productivity and to enhance competitiveness. The 1996 and 1995 restructuring plans have been completed.

CAPITAL EXPENDITURES

Consolidated capital expenditures totaled $514.8 in 1997 as compared with $631.2 in 1996. Minority partner contributions to consolidated capital expenditures were approximately $26 and $88 in 1997 and 1996. During the past five years, capital expenditures totaled $2,290.6.

Expenditures in the Americas Division totaled $161 including the completion of the construction of a beverage can plant and a beverage end plant in Brazil, the construction of a beverage can plant in Columbia, and the completion of a two-piece steel food can line in the U.S.

Spending in the European Division for 1997 totaled $316 as the Company completed the construction of a new beverage can and end plant in South Africa as well as converting several beverage can and end lines to the 202 diameter from the 206 diameter. Investments were also made in connection with the ongoing restructuring programs and for several easy open food can end lines.

                         Crown Cork & Seal Company, Inc.


Investments of $19 were made in the Asia-Pacific Division in 1997. The Company expanded its beverage can and end capacity in Huizhou, China, completed construction of a PET plant in Beijing, China, and modernized food can operations in Thailand.

The Company expects its capital expenditures in 1998 to approximate $475 including joint-venture partner contributions estimated at approximately $20. The Company plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain costs, as well as those that provide growth opportunities. Capital expenditures, exclusive of potential acquisitions, during the five-year period 1998 through 2002 are expected to approximate $2,250, including $150 being contributed from joint-venture partners. Cash flow from operating activities will provide support for these expenditures; however, depending upon the Company's evaluation of growth opportunities and other existing market conditions, external financing may be required from time to time.

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

The Company is dedicated to a long-term environmental protection program and has initiated and implemented many pollution prevention programs with the emphasis on source reduction. The Company continues to reduce the amount of metal and plastic used in the manufacture of steel, aluminum and plastic containers through "lightweighting" programs. The Company not only recycles nearly 100 percent of scrap aluminum, steel, plastic and copper used in its manufacturing processes, but through its Nationwide Recyclers subsidiary, is directly involved in post-consumer aluminum, steel and plastics recycling. Many of the Company's programs for pollution prevention reduce operating costs and improve operating efficiencies.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $4.3 during 1997 and $6.0 in 1996. The Company's balance sheet reflects estimated gross remediation liabilities of $39.4 and $53.6 at December 31, 1997 and 1996, respectively, and estimated recoveries related to indemnification from the sellers of acquired companies and the Company's insurance carriers of $18.5 and $16.6 at December 31, 1997 and 1996, respectively.

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

COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

Shareholders' equity was $3,529.2 at December 31, 1997 as compared with $3,563.3 at December 31, 1996. The decrease in 1997 equity is due to adjustments for currency translation in non-U.S. subsidiaries

                         Crown Cork & Seal Company, Inc.


of $167.5, dividends declared on common stock of $128.4 and the repurchase of 342,414 common shares offset by $270.6 of earnings in the business and the issuance of 329,406 common shares for various stock purchase and savings plans. The book value of each share of common stock at December 31, 1997 was $25.26 as compared to $25.50 at December 31, 1996.

In 1997, the return on average shareholders' equity before restructuring and the 1997 cumulative effect of accounting change was 9.7% as compared to 12.6% in 1996. Including the restructuring charges, but excluding the 1997 cumulative effect of accounting change, the return on average shareholders' equity was 8.5% in 1997 compared to 11.3% in 1996.

The Board of Directors has approved resolutions authorizing the Company to repurchase shares of its common stock to meet the requirements for the Company's various stock purchase and savings plans. The Company acquired 342,414 shares and 7,401 shares of common stock in 1997 and 1995 for $17.2 and $.3, respectively. There were no stock repurchases during 1996.

The Company declared cash dividends totaling $128.4 and $128.2 in 1997 and 1996, respectively, representing a quarterly dividend of $.25 per common share.

Upon the completion of the CMB acquisition, the Company's shareholders authorized the Company to issue up to an additional 380 million shares of its common stock, up to 30 million shares of additional preferred stock ("additional preferred") and up to 50 million shares of acquisition preferred. In connection with the completion of the CMB acquisition, the Company, on February 26, 1996, issued approximately 37.3 million shares of its common stock and 12.4 million shares of its acquisition preferred. Subsequent to the issuance of the acquisition preferred, the number of authorized shares of acquisition preferred was reduced and no further shares of acquisition preferred shall be issued. The acquisition preferred, additional preferred, and shareholder rights plan are more fully described in Note N to the Consolidated Financial Statements.

During 1996 the Company filed a Registration Statement to register 10 million shares of its common stock for implementation of a Dividend Reinvestment and Stock Purchase Plan ("Plan"). The Plan covers all registered shareholders of the Company's common stock as well as those beneficial owners who have either become shareholders of record by having shares transferred into their name or by making arrangements with their broker or other nominees to participate on their behalf. During 1997 and 1996, 8,105 and 3,527 shares, respectively, of common stock were issued under the Plan.

At December 31, 1997, common shareholders of record numbered 5,763 compared with 5,736 at the end of 1996. Total common shares outstanding were 128,398,543 at December 31, 1997 compared to 128,410,797 at December 31, 1996. Total acquisition preferred shares outstanding were 12,431,793 at December 31, 1997 compared to 12,432,622 at December 31, 1996.

INFLATION

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

FUTURE ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", No. 131, "Disclosures about Segments of an Enterprise and Related Information" and No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The Company will adopt these new accounting standards in 1998. Adoption of these accounting standards are for disclosure purposes only and will not have an adverse effect on the Company's financial position, cash flows or results of operations.

                         Crown Cork & Seal Company, Inc.


YEAR 2000

The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises as a result of computer programs being written using two digits (rather than four) to identify a year in a date field. Company programs which have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company's strategic financial and operational systems are being reviewed and, where required, detailed plans are being developed and implemented to identify, correct, reprogram and test for Year 2000 compliance. While final cost estimates are not complete, management does not expect these costs will have a material adverse effect on the Company's financial position, cash flows or results of operations. However, the Company may be adversely affected by the Year 2000 date issue if the Company, its suppliers or customers are unable to resolve this issue successfully. Management continues to assess these risks and dedicate the necessary resources in order to reduce exposure to the Company.

FORWARD LOOKING STATEMENTS

Statements included in Management's Discussion and Analysis of Results of Operations and Financial Condition and the discussion of the restructuring plans in Note K to the Consolidated Financial Statements included in this Annual Report, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements", within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company's ability to continue integration of CMB's operations into its existing operations and to realize synergistic benefits from the CMB acquisition (including effective raw material procurement, elimination of redundant selling, general and administrative functions, and global product offerings) and the consolidation and restructuring of the combined operations and the ability to realize cost savings from its restructuring programs; changes in raw material pricing (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company's ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; the Company's ability to generate significant free cash to invest in its business and to maintain appropriate debt levels; the Company's ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors' pricing for products; changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions; changes in U.S. or international economic or political conditions, such as, inflation or fluctuations in interest or foreign exchange rates; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; and labor relations and workforce and social costs. Some of the factors noted above are discussed elsewhere in this Annual Report and prior
Company filings with the Securities and Exchange Commission (the "SEC"). In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

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

                         Crown Cork & Seal Company, Inc.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

         Financial Statements

                Report of Independent Accountants...................         24

                Consolidated Statements of Income...................         25

                Consolidated Balance Sheets.........................         26

                Consolidated Statements of Cash Flows...............         27

                Consolidated Statements of Shareholders' Equity.....         28

                Notes to Consolidated Financial Statements..........         29

         Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts
             and Reserves...........................................         49

                         Crown Cork & Seal Company, Inc.



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Crown Cork & Seal Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Cork & Seal Company, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
March 16, 1998

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

                                                                     1997             1996              1995
Net sales.................................................         $8,494.6          $8,331.9         $5,053.8
                                                                   --------          --------         --------

Costs, expenses and other income
   Cost of products sold (excluding
     depreciation and amortization).......................          6,707.7           6,732.5          4,319.4
   Depreciation and amortization..........................            540.0             495.9            256.3
   Selling and administrative expense.....................            413.6             387.2            139.3
   Provision for restructuring . . Note K.................             66.6              39.8            102.7
   Gain on sale of assets.................................            (38.1)            (23.8)            (8.4)
   Interest expense, net of interest income...............            339.9             305.8            136.1
   Translation and exchange adjustments...................              7.9             (36.5)            (1.1)
                                                                   --------          --------         --------
                                                                    8,037.6           7,900.9          4,944.3
                                                                   --------          --------         --------

Income before income taxes and cumulative effect
   of accounting change...................................            457.0             431.0            109.5
   Provision for income taxes . . Note Q..................            147.7             134.4             24.9
                                                                   --------          --------         --------

Income from operations before cumulative effect
   of accounting change...................................            309.3             296.6             84.6

   Minority interests, net of equity earnings.............             (7.7)            (12.6)            (9.7)
                                                                   --------          --------         --------

Net income before cumulative effect
   of accounting change...................................            301.6             284.0             74.9

   Cumulative effect of accounting change,
     net of tax . . Note B................................             (7.6)
                                                                   --------          --------         --------

Net income................................................            294.0             284.0             74.9

Preferred stock dividends . . Note N......................             23.4              19.8
                                                                   --------          --------         --------

Net income available to common shareholders...............         $  270.6          $  264.2         $   74.9
                                                                   ========          ========         ========
---------------------------------------------------------------------------------------------------------------
Average common share data:

Earnings per average common share . . Note O

   Basic -    before cumulative effect of
              accounting change...........................         $   2.17          $   2.16         $    .83
                                                                   ========          ========         ========

              after cumulative effect of
              accounting change...........................         $   2.11
                                                                   ========          ========         ========

   Diluted -  before cumulative effect of
              accounting change...........................         $   2.15          $   2.14         $    .83
                                                                   ========          ========         ========

              after cumulative effect of
              accounting change...........................         $   2.10
                                                                   ========          ========         ========

Dividends.................................................         $   1.00          $   1.00
                                                                   ========          ========         ========
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31                                                                       1997                  1996
Assets
Current assets
   Cash and cash equivalents...............................................    $   205.6             $   160.4
   Receivables . . Note C..................................................      1,353.5               1,349.3
   Inventories . . Note D..................................................      1,387.5               1,423.8
   Prepaid expenses and other current assets...............................        200.6                 358.4
                                                                               ---------             ---------
     Total current assets..................................................      3,147.2               3,291.9
                                                                               ---------             ---------
Long-term notes and receivables............................................         65.0                  82.2
Investments................................................................         89.5                  90.3
Goodwill, net of amortization..............................................      4,625.2               4,809.9
Property, plant and equipment . . Note E...................................      3,663.9               3,717.3
Other non-current assets...................................................        714.9                 598.6
                                                                               ---------             ---------
     Total.................................................................    $12,305.7             $12,590.2
                                                                               =========             =========

Liabilities & Shareholders' Equity
Current liabilities
   Short-term debt . . Note L..............................................    $ 1,385.4             $ 1,105.8
   Current portion of long-term debt . . Note L............................        399.3                  48.5
   Accounts payable and accrued liabilities . . Note F.....................      2,236.7               2,460.9
   United States and foreign income taxes..................................         27.9                  47.3
                                                                               ---------             ---------
     Total current liabilities.............................................      4,049.3               3,662.5
                                                                               ---------             ---------
Long-term debt, excluding current maturities . . Note L....................      3,301.4               3,923.5
Other non-current liabilities . . Note G...................................        431.3                 458.2
Postretirement and pension liabilities . . Note R..........................        711.7                 738.9
Minority interests.........................................................        282.8                 243.8

Shareholders' equity
   Preferred stock, 4.5% cumulative convertible,
     par value: $41.8875; authorized: 12,432,622 . . Note N
     1997 - outstanding 12,431,793.........................................        520.8
     1996 - outstanding 12,432,622.........................................                              520.8
   Additional preferred stock, authorized: 30,000,000;
     none issued . . Note N
   Common stock, par value: $5.00; authorized:
     500,000,000 . . Note N
     1997 - issued 155,792,386.............................................        779.0
     1996 - issued 155,791,632.............................................                              779.0
   Additional paid-in capital..............................................      1,560.7               1,567.3
   Retained earnings.......................................................      1,327.2               1,185.0
   Minimum pension liability . . Note R....................................        (16.9)                (14.8)
   Cumulative translation adjustment.......................................       (504.6)               (337.1)
   Treasury stock (1997 - 27,393,843 shares; 1996 -
     27,380,835 shares)....................................................       (137.0)               (136.9)
                                                                               ---------             ---------
     Total shareholders' equity............................................      3,529.2               3,563.3
                                                                               ---------             ---------
     Total.................................................................    $12,305.7             $12,590.2
                                                                               =========             =========
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                     1997             1996              1995
Cash flows from operating activities
   Net income ..................................................  $   294.0         $   284.0        $    74.9
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization............................      540.0             495.9            256.3
       Provision for restructuring..............................       43.3              31.7             67.0
       Foreign currency gain....................................                        (42.1)
       Gain on sale of assets...................................      (27.6)            (15.5)            (5.5)
       Deferred income taxes....................................       92.9              91.7             (3.2)
   Changes in assets and liabilities, net of businesses acquired:
     Receivables................................................     (115.0)            247.2            (24.7)
     Inventories................................................      (69.8)             20.3            (55.1)
     Accounts payable, accrued and other liabilities............     (219.5)           (193.8)          (172.5)
     Other, net.................................................     (136.2)             (8.2)            27.4
                                                                  ---------         ---------        ---------
         Net cash provided by operating activities..............      402.1             911.2            164.6
                                                                  ---------         ---------        ---------

Cash flows from investing activities
   Capital expenditures.........................................     (514.8)           (631.2)          (433.5)
   Acquisition of businesses, net of cash acquired..............      (10.0)         (1,537.5)           (14.2)
   Proceeds from sale of property, plant and equipment..........       43.3              32.6             26.8
   Proceeds from sale of businesses.............................       90.0             107.9
   Other, net...................................................       (6.4)             (6.5)           (17.1)
                                                                  ---------         ---------        ---------
         Net cash used for investing activities.................     (397.9)         (2,034.7)          (438.0)
                                                                  ---------         ---------        ---------

Cash flows from financing activities
   Proceeds from long-term debt.................................      123.7           2,075.1            365.4
   Payments of long-term debt...................................     (268.5)           (303.3)          (209.0)
   Net change in short-term debt................................      359.5            (423.3)            99.8
   Dividends paid...............................................     (151.8)           (145.4)
   Common stock:
     Repurchased for treasury...................................      (17.2)                               (.3)
     Issued under various employee benefit plans................       10.5              11.0             21.2
   Minority contributions, net of dividends paid................       11.0               3.7             21.5
                                                                  ---------         ---------        ---------
         Net cash provided by financing activities..............       67.2           1,217.8            298.6
                                                                  ---------         ---------        ---------

Effect of exchange rate changes on cash
   and cash equivalents.........................................      (26.2)             (2.0)             (.6)
                                                                  ---------         ---------        ---------

Net change in cash and cash equivalents.........................       45.2              92.3             24.6

Cash and cash equivalents at January 1..........................      160.4              68.1             43.5
                                                                  ---------         ---------        ---------

Cash and cash equivalents at December 31........................  $   205.6         $   160.4        $    68.1
                                                                  =========         =========        =========
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share data)

                                                                                           Minimum   Cumulative
                                              Preferred    Common     Paid-In   Retained   Pension   Translation  Treasury
                                                Stock       Stock     Capital   Earnings  Liability  Adjustment     Stock    Total
Balance December 31, 1994...................               $592.5     $168.4     $974.1     ($48.1)   ($175.9)   ($145.8) $ 1,365.2
Net income - 1995...........................                                       74.9                                        74.9
Stock repurchased:
     7,401 shares...........................                             (.3)                                                   (.3)
Stock issued under stock option
     and employee savings plans:
     1,298,175 shares.......................                            14.6                                         6.6       21.2
Minimum pension liability
     adjustment.............................                                                  16.0                             16.0
Translation adjustments.....................                                                            (15.8)                (15.8)
                                                ------     ------   --------   --------     ------    -------    -------   --------

Balance December 31, 1995...................                592.5      182.7    1,049.0      (32.1)    (191.7)    (139.2)   1,461.2

Net income - 1996...........................                                      284.0                                       284.0
Stock issued in business
     combination:
     Common: 37,300,818 shares..............                186.5    1,375.9                                                1,562.4
     Preferred: 12,432,622 shares...........    $520.8                                                                        520.8
Dividends declared:
     Common.................................                                     (128.2)                                     (128.2)
     Preferred..............................                                      (19.8)                                      (19.8)
Stock issued under stock option
     and employee savings plans:
     459,165 shares.........................                             8.7                                         2.3       11.0
Minimum pension liability
     adjustment.............................                                                  17.3                             17.3
Translation adjustments.....................                                                           (145.4)               (145.4)
                                                ------     ------   --------   --------     ------    -------    -------   --------

Balance December 31, 1996...................     520.8      779.0    1,567.3    1,185.0      (14.8)    (337.1)    (136.9)   3,563.3

Net income - 1997...........................                                      294.0                                       294.0
Stock repurchased:
     342,414 shares.........................                           (15.5)                                       (1.7)     (17.2)
Dividends declared:
     Common.................................                                     (128.4)                                     (128.4)
     Preferred..............................                                      (23.4)                                      (23.4)
Stock issued under stock option
     and employee savings plans:
     329,406 shares.........................                             8.9                                         1.6       10.5
Minimum pension liability
     adjustment.............................                                                  (2.1)                            (2.1)
Translation adjustments.....................                                                           (167.5)               (167.5)
                                                ------     ------   --------   --------     ------    -------    -------   --------
Balance December 31, 1997...................    $520.8     $779.0   $1,560.7   $1,327.2     ($16.9)   ($504.6)   ($137.0)  $3,529.2
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

                         Crown Cork & Seal Company, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share, employee, shareholder and statistical data)

A.   Summary of Significant Accounting Policies

Business and Principles of Consolidation
The consolidated financial statements include the accounts of Crown Cork & Seal Company, Inc. (the "Company") and its wholly-owned and majority-owned subsidiary companies. The Company manufactures and sells metal and plastic containers, metal and plastic closures, crowns and canmaking equipment. These products are manufactured in the Company's plants both within and outside the United States and are sold through the Company's sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements have been prepared in conformity with generally accepted accounting principles and reflect management estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in joint ventures and other companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally greater than 20% ownership), are accounted for by the equity method. Other investments are carried at cost.

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

Cash and Cash Equivalents
Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value because of the short maturity of those instruments.

Inventory Valuation
Inventories are stated at the lower of cost or market, with cost for domestic metal, plastic container, crown and closure inventories principally determined under the last-in, first-out ("LIFO") method. Non-U.S. inventories are principally determined under the average cost method.

Goodwill
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefited (primarily 40 years). On an annual basis the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to $333.8 and $221.6 at December 31, 1997 and 1996, respectively.

Property, Plant and Equipment
Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and those costs which substantially increase the useful lives of existing PP&E. Cost of significant assets includes capitalized interest incurred during the construction and development period. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the

                         Crown Cork & Seal Company, Inc.


related costs and accumulated depreciation are eliminated from the respective accounts and any profit or loss on disposition is reflected in income. Costs assigned to PP&E of acquired businesses are based on estimated fair value at the date of acquisition.

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

Research and Development
Research, development and engineering expenditures which amounted to $53.1, $51.5 and $22.3 in 1997, 1996 and 1995, respectively, are expensed as incurred. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products.

Earnings Per Share
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), in February 1997. SFAS No. 128 simplifies the procedure for computing earnings per share ("EPS") and replaces primary and fully diluted earnings per share with basic ("Basic") and diluted ("Diluted") earnings per share. Basic EPS excludes all potentially dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options and convertible preferred stock, in periods when they are not anti-dilutive, otherwise, it is the same as Basic EPS. The adoption of SFAS No. 128 has resulted in the restatement of earnings per share for all prior periods presented in the consolidated financial statements and notes thereto. See Note O for a further discussion and presentation of the computations required by the new Standard.

Reclassifications
Certain reclassifications of prior years' data have been made to improve comparability.

--------------------------------------------------------------------------------
B.   Accounting Change

In the fourth quarter the Company adopted the provisions of the Emerging Issues Task Force Bulletin 97-13 ("EITF 97-13"), "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation". EITF 97-13 requires that the costs of business process reengineering activities that are part of systems development projects be expensed as they are incurred. Unamortized costs that were previously capitalized, through September 30, 1997, were written off as a cumulative effect of an accounting change. This resulted in an after-tax charge of $7.6 or $.05 per diluted share.
--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


C. Receivables

                                                          1997           1996

Accounts and notes receivable...........................$1,150.1       $1,266.2
Less: allowance for possible losses.....................   (44.5)         (92.0)
                                                        --------       --------
     Net trade receivables.............................. 1,105.6        1,174.2
Miscellaneous receivables...............................   247.9          175.1
                                                        --------       --------
                                                        $1,353.5       $1,349.3
                                                        ========       ========

The Company has agreements to sell certain of its non-U.S. trade accounts receivable. At December 31, 1997 approximately $149 ($134 at December 31, 1996) of receivables had been sold with limited recourse and are reflected as a reduction of trade receivables. Related fees and discounting expense amounted to $1.4 in 1997 and $5.0 in 1996 and are included in interest expense.

--------------------------------------------------------------------------------
D. Inventories

                                                            1997          1996

Finished goods.....................................       $  560.5     $  529.8
Work in process....................................          187.3        210.7
Raw materials......................................          467.6        550.1
Supplies and repair parts..........................          172.1        133.2
                                                          --------     --------
                                                          $1,387.5     $1,423.8
                                                          ========     ========

Approximately 29% and 34% of worldwide inventories at December 31, 1997 and 1996, respectively, were stated on the LIFO method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 1997 and 1996, total inventories would have been $25.3 and $18.5 higher, respectively.
--------------------------------------------------------------------------------
E. Property, Plant and Equipment

                                                           1997           1996

Buildings and improvements............................   $  925.9      $  886.4
Machinery and equipment...............................    4,127.2       3,744.0
                                                         --------      --------
                                                          5,053.1       4,630.4
Less: accumulated depreciation and amortization.......   (1,921.0)     (1,537.9)
                                                         --------      --------
                                                          3,132.1       3,092.5
Land and improvements.................................      207.9         258.2
Construction in progress..............................      323.9         366.6
                                                         --------      --------
                                                         $3,663.9      $3,717.3
                                                         ========      ========
--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


F.   Accounts Payable and Accrued Liabilities

                                                          1997         1996

Trade accounts payable................................  $1,342.8     $1,377.0
Interest..............................................      65.5         78.2
Salaries, wages and other employee benefits...........     254.9        214.5
Environmental.........................................       4.5          6.7
Restructuring.........................................     151.9        243.3
Deferred taxes........................................      83.0        101.5
Other.................................................     334.1        439.7
                                                        --------     --------
                                                        $2,236.7     $2,460.9
                                                        ========     ========
--------------------------------------------------------------------------------
G. Other Non-Current Liabilities

                                                           1997         1996

Postemployment benefits...............................    $ 36.5       $ 36.3
Environmental.........................................      34.9         46.9
Restructuring.........................................       3.4         16.4
Deferred taxes........................................     304.4        304.0
Other.................................................      52.1         54.6
                                                          ------       ------
                                                          $431.3       $458.2
                                                          ======       ======

Other non-current assets include $18.5 and $16.6 at December 31, 1997 and 1996, respectively, for estimated recoveries related to environmental liabilities.

--------------------------------------------------------------------------------
H. Acquisitions

On March 5, 1997, the Company acquired Golden Aluminum Company ("GAC") from ACX Technologies, Inc. The purchase price was $70 which included an immediate cash payment of $10 and a deferred payment of $60 due within two years. Under the terms of the purchase, the Company holds a put option enabling it to return GAC to ACX if it chooses to exercise the option during the next two years.

Effective February 22,1996 the Company acquired CarnaudMetalbox ("CMB") for approximately $3,986; including $1,903 in cash, $1,562 in Crown common stock and $521 in Crown 4.5% cumulative convertible preferred stock. The cash portion of the consideration was financed through a Revolving Credit and Term Loan Agreement. This agreement was subsequently refinanced. See Note L and Management's Discussion and Analysis for further details on the refinancing. The Company also acquired, in separate transactions, the assets of a tooling company in Pennsylvania for approximately $1 in cash and the assets of a coil cutting and coating facility in California for approximately $5 in cash. Both transactions were financed through cash from operations.

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

                         Crown Cork & Seal Company, Inc.


The following represents the non-cash impact of the acquisitions noted above:

                                                1997         1996        1995
Fair value of assets acquired,
     including goodwill ...............     $     70.0    $  7,995.2   $  14.2
Liabilities assumed ...................                     (4,003.5)
Note payable ..........................          (60.0)
Issuance of common stock ..............                     (1,562.4)
Issuance of 4.5% cumulative convertible
     preferred stock ..................                       (520.8)
                                            ----------    ----------   -------
Cash paid .............................     $     10.0    $  1,908.5   $  14.2
                                            ==========    ==========   =======

--------------------------------------------------------------------------------
I.   Lease Commitments

The Company and its subsidiaries lease manufacturing, warehouse and office facilities and certain equipment, a significant portion of these obligations having been assumed with the acquisition of CMB. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in PP&E. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. The amount of capital leases reported as capital assets, net of accumulated amortization, at December 31, 1997 was $45.9.

Under long-term operating leases, minimum annual rentals are $27.0 in 1998, $19.6 in 1999, $13.6 in 2000, $10.7 in 2001, $9.0 in 2002, and a total of $48.9 for 2003 and thereafter. Under long-term capital leases, minimum annual rentals are $11.2 in 1998, $10.7 in 1999, $6.8 in 2000, $6.0 in 2001, $5.4 in 2002, and
a total of $9.5 for 2003 and thereafter. The present value of future minimum payments on capital leases is $42.9 with the current portion of the obligation being $9.0. Rental expense (net of sublease rental income of $3.7 in 1997, $5.5 in 1996 and $.8 in 1995) amounted to $37.5 in 1997, $35.1 in 1996 and $22.7 in
1995.

--------------------------------------------------------------------------------
J.   Commitments and Contingent Liabilities

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. Such commitments are not at prices in excess of current market.

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

The Company is subject to various lawsuits and claims with respect to matters such as governmental regulations and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results or financial position of the Company.
--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


K.   Restructuring

During the third quarter of 1997, the Company provided $66.6 ($43.3 after taxes or $.31 per diluted share) for the costs associated with a plan to improve the structure of its polyethylene terephthalate ("PET") plastic beverage container business in the United States by closing and reorganizing six manufacturing locations in its CONSTAR subsidiary along with other, non-PET, restructuring activities, primarily in Europe. Annual savings relating to these actions, when fully implemented, are expected to be approximately $20.0 ($.14 per diluted share). The Company expects to maintain its existing manufacturing capacity, and by relocating equipment among its remaining larger facilities, meet all current and prospective volume requirements. The Company records restructuring charges against operations and provides a reserve based on the best information available at the time that the decision is made to restructure. The balance of restructuring reserves (excluding the write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities.

The  Company  made an  assessment  of the  restructuring  and  exit  costs to be incurred relative to the acquisition of CMB. Affected by the plan of restructuring are forty plants and regional administrative offices to be closed and approximately fifty-two plants to be reorganized. Since commencement of the plan of restructuring, the Company has determined alternative sites for manufacture and qualified the new manufacturing sites with customers. The Company had accrued approximately $534 for the costs associated with restructuring CMB operations and allocated such costs to the purchase price of CMB in accordance with purchase accounting requirements. These costs comprise; severance pay and benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 6,500 employees is estimated at approximately $257 and is primarily a cash expense. Employees to be terminated include most, if not all, employees at each plant or office to be closed and selected employees at those plants to be reorganized, including salaried employees and employees of the respective unions represented at each plant site. The write-down of assets (principally property, plant and equipment) is estimated at approximately $217 and has been reflected as a reduction in the carrying value of the Company's assets. Lease termination and other exit costs, primarily repayments of government grants and subsidies, are estimated at approximately $60 and are primarily cash expenses. The $534 in restructuring costs recorded in connection with the CMB acquisition includes the $95 restructuring charge announced in 1996 by CarnaudMetalbox Asia Ltd., a subsidiary of the Company.

The Company estimates that the plan of restructuring CMB operations will generate annual cost savings of approximately $160 ($105 after-tax) on a full year basis. It is also estimated that capital expenditures of approximately $100 will be made to expand and upgrade other facilities to minimize the adverse effects of the restructuring on existing business and customer relationships.

During 1996, the Company provided $39.8 ($31.7 after taxes or $.24 per diluted share) for the costs associated with exiting certain lines of business in its South African operations, the closure of a South American operation and costs associated with restructuring existing businesses in Europe. During 1995, the Company recorded a pre-tax restructuring charge of $102.7 ($67.0 after taxes or $.74 per diluted share) to streamline North American operations, improve productivity and to enhance competitiveness. The 1996 and 1995 restructuring plans have been completed.

                         Crown Cork & Seal Company, Inc.


The components of the restructuring reserve are as follows:

                                    Balance at   Provisions   Provisions                  Transfer    Balance at
                                   December 31, for existing    for CMB        1997        against   December 31,
                                       1996      businesses   businesses     activity      assets        1997
Employee costs...................     $222.1         $13.3       ($11.9)     ($104.0)                   $119.5
Write-down of assets.............                     44.3         32.0                    ($76.3)
Lease termination and
     other exit costs............       37.6           9.0         11.5        (22.3)                     35.8
                                      ------         -----        -----      -------       ------       ------
                                      $259.7         $66.6        $31.6      ($126.3)      ($76.3)      $155.3
                                      ======         =====        =====      =======       ======       ======

The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters, many of which are outside the Company's control. The Company's estimates of cost savings are not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and is subject to the considerations described in Management's Discussion and Analysis under "Forward Looking Statements". Shareholders are cautioned not to place undue reliance on the estimates and the assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


L.   Short-Term Borrowings and Long-Term Debt

                                                                                  1997             1996
Short-term borrowings (1)
Commercial paper (2)...................................................         $  548.0          $  232.1
U.S. dollar bank loans/overdrafts......................................            155.2             164.9
Other currency bank loans/overdrafts...................................            682.2             708.8
                                                                                --------          --------
       Total short-term borrowings.....................................         $1,385.4          $1,105.8
                                                                                --------          --------

Long-term debt (6)
U.S. Dollars:
Commercial paper (2) (5)...............................................         $  700.0          $  700.0
Private placements: rates in 1997 ranging
   from 7.0% to 7.54%, due 2000 through 2005...........................            205.0             205.0
Senior notes and debentures:
   5.88% due 1998......................................................            100.0             100.0
   7.00% due 1999......................................................            100.0             100.0
   6.75% due 2003 (3)..................................................            400.0             400.0
   6.75% due 2003......................................................            200.0             200.0
   8.38% due 2005......................................................            300.0             300.0
   7.00% due 2006 (3)..................................................            300.0             300.0
   8.00% due 2023......................................................            200.0             200.0
   7.38% due 2026 (3)..................................................            350.0             350.0
   7.50% due 2096 (3)..................................................            150.0             150.0
Other indebtedness: rates in 1997 ranging from
   6.2% to 10.1%, due 1998 through 2015................................            202.3             188.0
                                                                                --------          --------
                                                                                 3,207.3           3,193.0
                                                                                --------          --------

Other currencies (average interest rate at December 31,
   1997 in parentheses):
Perpetual notes in French Francs (8.0%) (4)............................                              232.5
Preference shares in French Francs (6.7%), due 1998....................            254.3             283.9
Other French Franc indebtedness (7.0% to 9.8%),
   due 1998 through 2001...............................................             97.8             147.9
Capital lease obligations in various currencies........................             42.9              40.0
Other indebtedness in various currencies, rates in 1997
   ranging from 3.75% to 17.5%, due 1998 through 2003..................             98.4              74.7
                                                                                --------          --------
       Total long-term debt............................................          3,700.7           3,972.0

Less: current maturities...............................................           (399.3)            (48.5)
                                                                                --------          --------
       Total long-term debt............................................         $3,301.4          $3,923.5
                                                                                ========          ========

(1) The weighted average interest rates for commercial paper outstanding during 1997, 1996 and 1995, were 5.3%, 5.5% and 6.1%, respectively. The weighted average interest rates for notes and overdrafts outstanding during 1997, 1996 and 1995, were 6.4%, 6.3% and 8.6%, respectively.
(2) At December 31, 1997 and December 31, 1996, $700 of commercial paper was reported as long term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis through committed credit facilities.
(3) On November 26, 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for the possible offering and sale of up to $1,300 aggregate principal amount of debt securities of the Company. This amount was combined with the remaining $200 from a


                         Crown Cork & Seal Company, Inc.


     December 1994 Registration Statement, providing an aggregate $1,500 funding availability. On December 12,1996, the Company sold $1,200 of these public debt securities in five separate tranches, with maturities ranging from seven to 100 years. The issuers included the Company and two wholly-owned finance subsidiaries located in the United Kingdom and France, whose borrowings are fully guaranteed by the Company. The face value of the notes bear interest rates ranging from 6.75% to 7.38%. The offerings by the subsidiaries, amounting to $700, were simultaneously converted into fixed rate, 8.28% Sterling and 5.75% French Franc obligations through interest rate and currency swaps with various counterparties. Proceeds from the offering were used to repay acquisition indebtedness arising from the CMB acquisition.
(4) On January 31, 1997, the perpetual notes were terminated and refinanced by the Company's committed long-term credit facilities.
(5) On February 4, 1997, the Company's $1,000 multicurrency credit facility and FRF 13,700 credit agreement were replaced with a new multicurrency revolving credit agreement with a group of domestic and foreign banks. The new agreement makes available $2,500 through 2002. Borrowings of $355.2 at December 31, 1997 under the new agreement are unsecured and bear interest at variable market rates. The agreement contains certain financial covenants related to leverage and interest coverage. Borrowings outstanding under the prior FRF 13,700 credit agreement amounting to $493.1, at December 31, 1996, were refinanced under this new agreement.
(6) The Company is also party to other interest rate swap agreements, with remaining terms of between one to five years. The notional amounts of these agreements do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risks. At December 31, 1997 and December 31, 1996 the notional amounts of these swaps were $553 and $1,219, respectively.

Aggregate maturities of total long-term debt for the five years subsequent to December 31, 1997 are $399.3, $170.2, $160.0, $208.2 and $48.1, respectively.
Cash payments for interest were $378.7 in 1997, $290.5 in 1996 and $113.4 in 1995 (including amounts capitalized of $6.0 in 1997, $7.7 in 1996 and $5.8 in 1995, respectively).

The estimated fair value of the Company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities was $3,790.8 at December 31, 1997 and did not differ materially from the carrying value at December 31, 1996.


--------------------------------------------------------------------------------
M.   Financial Instruments

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

Foreign Currency Management
With respect to balance sheet exposures, the Company has an internal netting strategy to match foreign currency assets and liabilities wherever possible. This is achieved through the individual capital structure of overseas subsidiaries complemented by the use of financial instruments. The Company also enters into various types of foreign exchange contracts, principally forward exchange contracts and swaps, in managing the foreign exchange risk arising from certain foreign currency transactions. At December 31, 1997 the Company had outstanding forward exchange contracts, principally in European currencies, Singapore dollars, and US dollars (both buy and sell) for an aggregate notional amount of $2,902 ($2,311

                         Crown Cork & Seal Company, Inc.


at December 31, 1996). Based on year-end exchange rates and the maturity dates of the various contracts, the aggregate contract value of these items approximated fair value at December 31, 1997 and December 31, 1996. Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

Interest Rate Risk Management
The Company uses interest rate swaps, interest rate caps, and currency swaps to manage interest rate risk related to borrowings. Interest rate and currency swap agreements which hedge third party debt issues are described in Note L. Costs associated with these financial instruments are generally amortized over the lives of the instruments and are not material to the Company's financial results. Differences in interest, which are paid or received, are recognized as adjustments to interest expense.

Commodities
The Company's basic raw materials for products in its metal and plastic packaging segments are subject to significant price fluctuations. In terms of commodity risks, the Company uses a combination of commercial supply contracts and financial instruments, including forwards and options, to minimize these exposures. The maturity of the commodity instruments correlates to the actual purchases of the commodities. Commodity instruments are accounted for as hedges, with any gains or losses included in inventory, to the extent that they are designated and are effective as hedges of anticipated commodity purchases. At December 31, 1997 and December 31,1996 the fair value of the outstanding commodity contracts was not material to the Company's earnings, cash flows or financial position.

--------------------------------------------------------------------------------
N.   Capital Stock

The purchase of CMB resulted in the issuance of approximately 37.3 million shares of the Company's common stock and 12.4 million shares of its 4.5% cumulative convertible preferred stock (acquisition preferred) to tendering CMB shareholders. Generally, each share of acquisition preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such share of acquisition preferred stock is convertible as of the applicable record date. Dividends on shares issued accrue and are paid quarterly in arrears on February 20, May 20, August 20 and November 20 each year. The acquisition preferred stock ranks senior to the Company's common stock as to dividends and liquidation rights. Each share of acquisition preferred stock is convertible into common stock at a rate equal to the $41.8875 par value of such acquisition preferred stock divided by the applicable conversion price of $45.9715, subject to adjustment in certain events. The Company will at all times reserve and keep available, out of its authorized and unissued common stock, sufficient amounts of its common stock to effect any future conversions. The acquisition preferred stock is mandatorily convertible February 26, 2000 and has a liquidation value equivalent to its par value plus accrued and unpaid dividends.

The Board of Directors has the authority to issue, at any time or from time to time, up to a maximum of 30 million shares of additional preferred stock in one or more classes or series of classes. The additional preferred stock would rank on a parity with or junior to the acquisition preferred stock in respect of dividend and liquidation rights and such shares would not be entitled to more than one vote per share when voting as a class with holders of the Company's common stock. The voting rights and such designations, preferences, limitations and special rights are, subject to the terms of the Company's Articles of Incorporation, determined by the Board of Directors.

In May 1996, the Company registered 10 million shares of common stock with the Securities and Exchange Commission for the implementation of a Dividend Reinvestment and Stock Purchase Plan ("Plan"). The Plan covers all registered shareholders of the Company's common stock as well as those beneficial owners who have either become shareholders of record by having shares transferred into their name or by making arrangements with their broker or other nominees to participate on their behalf. The Plan allows for full or partial dividend reinvestment in the Company's common stock.

                         Crown Cork & Seal Company, Inc.


The Board of Directors adopted a Shareholder Rights Plan in 1995 and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock. Each right then may be exercised to acquire one share of common stock at an exercise price of $200, subject to adjustment. Alternatively, under certain circumstances involving the acquisition by a person or group of 15% or more of the Company's common stock, each right will entitle its holder to purchase a number of shares of the Company's common stock having a market value of two times the exercise price of the right. In the event the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company's common stock, each right will entitle its holder to purchase a number of the acquiring company's common shares having a market value of two times the exercise price of the right. The rights may be redeemed by the Company at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights will expire on August 10, 2005.

--------------------------------------------------------------------------------
O.   Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for 1997, 1996 and 1995:

                                              1997                      1996                        1995
                                             Average                   Average                     Average
                                   Income    Shares    EPS     Income  Shares     EPS    Income    Shares    EPS
Net Income                          $294.0                     $284.0                     $74.9
     Less: Preferred stock
           dividends                 (23.4)                     (19.8)
                                    ------                     ------                     -----
Basic EPS                           $270.6    128.4    $2.11   $264.2   122.5    $2.16    $74.9     90.2     $.83

Potentially dilutive securities:
     Stock options                               .6                        .3                         .4
     Assumed preferred stock
       conversion                     23.4     11.3              19.8     9.6
                                    ------    -----            ------   -----             -----     ----
Diluted EPS                         $294.0    140.3    $2.10   $284.0   132.4    $2.14    $74.9     90.6     $.83
                                    ======    =====            ======   =====             =====     ====

--------------------------------------------------------------------------------
P.   Stock Options

As of December 31, 1997, the Company has three stock-based incentive compensation plans under which the Company grants options to executives and key employees to purchase common stock: the 1990 plan, the 1994 plan and the 1997 plan. The number of shares authorized for issuance were 6,000,000 under the 1990 plan, 4,000,000 under the 1994 plan and 5,000,000 under the 1997 plan. Awards can be made in the form of stock options, deferred stock, restricted stock or stock appreciation rights ("SARs") and may be subject to the achievement of certain performance goals as determined by the Plan Committee as designated by the Board of Directors. There have been no issuances of deferred stock, restricted stock or SARs under any of the plans. At December 31, 1997, there had been no awards granted under the 1997 plan. Under all plans, the option exercise price equals the fair market value of the common shares on the date of the grant. Options generally become exercisable over a five-year period from the grant date and expire ten years after the date of grant.

In 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB No. 25, Accounting for Stock

                         Crown Cork & Seal Company, Inc.


Issued to Employees ("APB No.25"). The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans.

Stock option transactions were:

                                                    1997                    1996                     1995
                                                        Weighted                Weighted                Weighted
                                                         Average                 Average                 Average
                                                        Exercise                Exercise                Exercise
                                              Shares      Price       Shares      Price       Shares      Price
Options outstanding
   at January 1.........................    4,625,708    $42.28     1,836,452    $33.30     2,970,225    $25.67
Granted.................................      877,350     52.27     3,544,750     44.35       326,600     40.32
Exercised...............................     (281,380)    33.36      (516,100)    25.58    (1,385,309)    17.56
Canceled................................     (475,882)    43.39      (239,394)    39.94       (75,064)    36.87
                                            ---------               ---------              ----------
Options outstanding
   at December 31.......................    4,745,796    $44.54     4,625,708    $42.28     1,836,452    $33.30
                                            =========               =========              ==========
Options exercisable
   at December 31.......................    1,083,464                 709,115                 591,351
Options available for
   grant at December 31.................    6,469,616               1,871,084               5,176,440

The following table summarizes information concerning currently outstanding and exercisable options:

                            Options Outstanding                                            Options Exercisable
                                              Weighted
                                               Average      Weighted                                    Weighted
             Range of                         Remaining      Average                                     Average
             Exercise            Number      Contractual    Exercise                       Number       Exercise
              Prices           Outstanding      Life          Price                      Exercisable     Price
           $10.44 to $38.25      485,740        4.9         $35.22                        263,927       $33.50
            38.38 to  43.13      413,256        3.4          40.11                        238,999        39.57
            44.13 to  52.56    3,260,800        4.9          44.96                        580,538        44.46
            53.00 to  54.38      586,000        8.9          53.03
                               ---------                                                ---------
                               4,745,796        5.3         $44.54                      1,083,464       $40.71
                               =========                                                =========

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                       1997               1996              1995

Net income                          As reported                        $270.6            $264.2            $74.9
                                    Pro forma                          $263.6            $260.5            $74.7

Basic earnings per share            As reported                        $ 2.11            $ 2.16            $ .83
                                    Pro forma                          $ 2.05            $ 2.13            $ .83

Diluted earnings per share          As reported                        $ 2.10            $ 2.14            $ .83
                                    Pro forma                          $ 2.05            $ 2.12            $ .82

                         Crown Cork & Seal Company, Inc.


The pro forma results may not be representative of the effects on reported income for future years. The fair value of each stock option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                       1997             1996              1995
Risk-free interest rate                                                  5.7%              6.2%             5.4%
Expected life of option                                             4.9 years         4.9 years        4.9 years
Expected stock price volatility                                         21.7%             20.7%            20.7%
Expected dividend yield                                                  2.0%              2.2%             None

The weighted average grant date fair values for options granted during 1997, 1996 and 1995 were $12.92, $11.01 and $13.01, respectively.

--------------------------------------------------------------------------------
Q.   Income Taxes

Pretax income for the years ended December 31 was taxed under the following jurisdictions:

                                                                 1997              1996              1995
Domestic..................................................       $ 48.8           $ 66.8            $ 30.8
Foreign...................................................        408.2            364.2              78.7
                                                                 ------           ------            ------
                                                                 $457.0           $431.0            $109.5
                                                                 ======           ======            ======

The provision for income taxes consists of the following:

Current tax provision:
     U.S. Federal.........................................       $ 13.9           $ 15.0            $ 16.2
     State and foreign....................................         40.9             27.7              11.9
                                                                 ------           ------            ------
                                                                   54.8             42.7              28.1
                                                                 ------           ------            ------
Deferred tax provision:
     U.S. Federal.........................................          9.9             17.5              (3.1)
     State and foreign....................................         83.0             74.2               (.1)
                                                                 ------           ------            ------
                                                                   92.9             91.7              (3.2)
                                                                 ------           ------            ------
                                                                 $147.7           $134.4            $ 24.9
                                                                 ======           ======            ======

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                   1997             1996              1995
U.S. statutory rate.......................................         35.0%            35.0%             35.0%
Non-U.S. operations at different rates....................         (6.6)            (7.7)            (14.5)
Effect of non-U.S. statutory rate changes.................         (1.5)
Amortization of acquisition adjustments...................          9.5              8.5               8.0
Valuation allowance.......................................         (2.7)            (4.0)             (1.8)
Other items, net..........................................         (1.4)             (.6)             (4.0)
                                                                   -----            -----             -----
     Effective income tax rate............................         32.3%            31.2%             22.7%
                                                                   =====            =====             =====

                         Crown Cork & Seal Company, Inc.


The Company paid federal, state, local and foreign (net) income taxes of $51.0 for 1997, $41.4 for 1996 and $28.0 for 1995. The components of deferred tax assets and liabilities at December 31, were:

                                                                        1997                      1996
                                                                 Asset       Liability      Asset      Liability
Depreciation..............................................                    $397.7                    $421.5
Postretirement and
   postemployment benefits................................       $221.8                    $208.3
Pensions..................................................                      90.7                      46.9
Inventories...............................................                      27.4                      32.6
Tax loss and
   credit carryforwards...................................        209.9                     275.0
Restructuring.............................................         40.6                      90.0
Accruals and other........................................         88.3         25.8         85.6         16.8
                                                                 ------       ------       ------       ------
                                                                  560.6        541.6        658.9        517.8
Valuation allowance.......................................       (124.2)                   (139.0)
                                                                 ------       ------       ------       ------
                                                                 $436.4       $541.6       $519.9       $517.8
                                                                 ======       ======       ======       ======

Prepaid expenses and other current assets include $95.3 and $237.1 of deferred tax assets at December 31, 1997 and 1996, respectively. Other non-current assets include $186.9 and $170.5 of deferred tax assets at December 31, 1997 and 1996, respectively.

The Company has recorded $61.4 of deferred tax assets arising from tax loss and credit carryforwards, which will be realized through future operations and an additional $24.3 which will be realized through the reversal of existing temporary differences. Future recognition of the remaining $124.2 will be made either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Carryforwards of $52.4 expire over the next five years, $49.7 in years six through fifteen and $107.8 can be utilized over an indefinite period.

The valuation allowance of $124.2 includes $113.3 which, if reversed in future periods, will reduce goodwill.

The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $238.8 as of December 31, 1997. Management has no plans to distribute such earnings in the foreseeable future.

--------------------------------------------------------------------------------
R.   Pensions and Other Retirement Benefits

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

                         Crown Cork & Seal Company, Inc.


Plan assets of company-sponsored plans of $3,524.1 consist principally of common stocks, fixed income securities and other investments, including $287.6 of the Company's common stock.

The 1997, 1996 and 1995 components of pension (income)/cost were as follows:

                                                                        1997              1996             1995
Service cost--benefits earned during the year.................         $ 43.4            $ 49.7           $ 19.9
Interest cost on projected benefit obligations................          228.5             200.3             96.9
Return on assets:    -actual..................................         (503.8)           (353.9)          (200.7)
                     -deferred gain...........................          151.5              66.4             79.3
Amortization of net unrecognized loss
     at January 1, 1986.......................................             .1                .1               .1
Amortization of net unrecognized (gain)/loss..................            (.4)              2.8              2.2
(Income)/cost attributable to plant closings..................            (.1)              (.8)             8.3
                                                                      -------           -------           ------
Total pension (income)/cost...................................        ($ 80.8)          ($ 35.4)          $  6.0
                                                                      =======           =======           ======

The  funded  status  of  company-sponsored   plans,  including  the  assets  and
liabilities assumed in connection with acquisitions, at December 31, 1997 and 1996 was as follows:

                                                            1997                                            1996
                                              U.S. Plans           Non-U.S. Plans           U.S. Plans             Non-U.S. Plans
                                           Over-     Under-       Over-      Under-      Over-       Under-       Over-     Under-
                                          funded     funded      funded      funded     funded       funded      funded     funded
Actuarial present value of:
   Vested benefit obligation............($1,175.4)   ($19.9)   ($1,553.0)   ($168.3)   ($1,138.1)    ($17.7)   ($1,476.1)   ($155.6)
   Non-vested benefits..................    (11.4)     (1.3)        (2.8)     (15.4)        (8.2)      (1.5)        (4.0)     (15.2)
                                        -------------------------------------------------------------------------------------------
   Accumulated benefit obligation.......($1,186.8)   ($21.2)   ($1,555.8)   ($183.7)   ($1,146.3)    ($19.2)   ($1,480.1)   ($170.8)
                                        ===========================================================================================
Actuarial present value of projected
   benefit obligation...................($1,214.1)   ($22.7)   ($1,559.6)   ($211.0)   ($1,170.7)    ($20.5)   ($1,484.9)   ($200.5)
Plan assets at fair value...............  1,373.1       8.2      2,079.0       63.8      1,331.0        5.8      1,907.2       50.5
                                        -------------------------------------------------------------------------------------------
Plan assets in excess of (less than)
   projected benefit obligation.........    159.0     (14.5)       519.4     (147.2)       160.3      (14.7)       422.3     (150.0)
Unrecognized net (gain)/loss since 1986.    (51.8)     (1.6)      (177.6)      30.0        (99.5)      (1.8)      (131.2)       (.6)
Unrecognized (gain)/loss
   at January 1, 1986...................     (2.8)     10.2          (.2)                   (3.2)      11.0          (.4)
Unrecognized prior service cost.........      8.1        .3          3.2                     5.4                    (1.5)       3.1
Minimum liability.......................              (10.3)                  (29.1)                  (10.8)                  (25.8)
                                        -------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost
   at December 31.......................   $112.5    ($15.9)      $344.8    ($146.3)       $63.0     ($16.3)      $289.2    ($173.3)
                                        ===========================================================================================

Other non-current assets include $436.5 and $340.3 of prepaid pension cost at December 31, 1997 and 1996, respectively.

The Company recognizes a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost and previously unrecognized transition obligation, or a reduction of shareholders' equity. The Company had recorded additional liabilities of $39.4 and $36.6 as of December 31, 1997 and 1996, respectively. An intangible asset of $12.9 and $13.7 and a shareholders' equity reduction, net of income taxes, of $16.9 and $14.8 was recorded as of December 31, 1997 and 1996, respectively.

                         Crown Cork & Seal Company, Inc.


The weighted average actuarial assumptions for the Company's pension plans are as follows:

                                            U.S. Plans                                Non-U.S. Plans
                                  1997         1996         1995              1997         1996         1995
Discount rate..................     7.4%         8.0%         7.4%              8.0%         8.8%         8.5%
Compensation increase..........     3.5%         3.5%         5.0%              6.0%         6.5%         5.5%
Long-term rate of return.......    11.0%        11.0%        11.0%             11.0%        11.0%        11.0%

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

The net postretirement benefit cost was comprised of the following:

                                                                                     1997       1996       1995
     Service cost - benefits earned during the year.............................      $3.5       $4.2       $4.0
     Interest cost on accumulated postretirement benefit obligation.............      39.5       38.8       36.5
     Amortization of net unrecognized (gain)....................................      (3.6)      (1.4)      (5.0)
     Cost attributable to plant closings........................................        .2                   4.2
                                                                                     -----      -----      -----
              Net postretirement benefit cost...................................     $39.6      $41.6      $39.7
                                                                                     =====      =====      =====

Health care claims and life insurance benefits paid totaled $45.5 in 1997, $40.9 in 1996 and $42.5 in 1995.

The following provides a reconciliation of the accumulated postretirement benefit obligation to the liabilities recognized in the Company's balance sheet as of December 31:

                                                                1997      1996
     Retirees...............................................  ($452.3)  ($406.2)
     Fully eligible active plan participants................    (37.3)    (50.3)
     Other active plan participants.........................    (58.0)    (47.8)
                                                              -------   -------
     Total accumulated obligation...........................   (547.6)   (504.3)
     Unrecognized net (gain)................................    (53.7)   (103.6)
                                                              -------   -------
     Accrued postretirement benefit obligation..............  ($601.3)  ($607.9)
                                                              =======   =======

The health care accumulated postretirement benefit obligation was determined at December 31, 1997 and 1996 using health care trend rates of 8.7% and 9.2%, respectively, decreasing to 4.8% and 4.9% over eight years and nine years, respectively. The assumed long-term rate of compensation increase used for life insurance was 3.5% at both December 31, 1997 and 1996. The discount rate was 7.4% and 8.0% at December 31, 1997 and 1996, respectively. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligation by $42.8 and the net postretirement benefit cost by $3.0.

                         Crown Cork & Seal Company, Inc.


Employee Savings Plan

The Company sponsors a Savings Investment Plan which covers substantially all domestic salaried employees who are 21 years of age with one or more years of service. The Company matches with equivalent value of Company stock, up to 1.5% of a participant's compensation.

Employee Stock Purchase Plan

The Company also sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company's contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 1997 and 1996 were 89,392 and 78,051, respectively, and the Company's contributions were approximately $.6 in both years.

--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


S. Segment Information by Industry Segment and Geographic Area

A. Industry Segment

                                              Net    Operating     % To    Identifiable  Depreciation     Capital
1997                                         Sales     Income    Net Sales    Assets    & Amortization Expenditures
Metal Packaging & Other (1).............   $6,940.9   $624.2(2)      9.0      $9,684.8       $389.2       $396.2
Plastic Packaging.......................    1,553.7    142.5(2)      9.2       2,415.3        150.8        118.6
                                           --------   ------                 ---------       ------       ------
Consolidated............................   $8,494.6   $766.7(5)      9.0     $12,100.1(6)    $540.0       $514.8
                                           ========   ======                 =========       ======       ======
1996
Metal Packaging & Other (1).............   $6,619.7   $503.0(3)      7.6      $9,877.1       $367.0       $534.1
Plastic Packaging.......................    1,712.2    173.5        10.1       2,552.7        128.9         97.1
                                           --------   ------                 ---------       ------       ------
Consolidated............................   $8,331.9   $676.5(5)      8.1     $12,429.8(6)    $495.9       $631.2
                                           ========   ======                 =========       ======       ======
1995
Metal Packaging & Other (1).............   $3,811.1   $159.2(4)      4.2      $3,688.9       $177.9       $287.7
Plastic Packaging.......................    1,242.7     76.9(4)      6.2       1,294.7         78.4        145.8
                                           --------   ------                 ---------       ------       ------
Consolidated............................   $5,053.8   $236.1(5)      4.7      $4,983.6(6)    $256.3       $433.5
                                           ========   ======                 =========       ======       ======

B. Geographic Area

1997
United States...........................   $3,394.4   $217.8(2)      6.4      $4,010.5       $212.4       $128.9
Europe..................................    3,775.9    482.5(2)     12.8       6,182.2        253.3        284.4
Asia-Pacific............................      368.5      3.3          .9         435.2         31.8         18.6
Other...................................      955.8     63.1         6.6       1,472.2         42.5         82.9
                                           --------   ------                 ---------       ------       ------
Consolidated............................   $8,494.6   $766.7(5)      9.0     $12,100.1(6)    $540.0       $514.8
                                           ========   ======                 =========       ======       ======

1996
United States...........................   $3,327.1   $205.1         6.2      $3,843.8       $204.0       $199.2
Europe..................................    3,745.2    427.8(3)     11.4       6,884.9        219.0        232.3
Asia-Pacific............................      383.9      5.9         1.5         619.8         34.6         90.9
Other...................................      875.7     37.7(3)      4.3       1,081.3         38.3        108.8
                                           --------   ------                 ---------       ------       ------
Consolidated............................   $8,331.9   $676.5(5)      8.1     $12,429.8(6)    $495.9       $631.2
                                           ========   ======                 =========       ======       ======

1995
United States...........................   $3,376.2   $140.6(4)      4.2      $3,372.6       $175.4       $260.5
Europe..................................      785.2     58.3         7.4         606.1         38.6         50.9
Asia - Pacific..........................      151.9     22.5        14.8         222.7          7.4         61.9
Other...................................      740.5     14.7(4)      2.0         782.2         34.9         60.2
                                           --------   ------                 ---------       ------       ------
Consolidated............................   $5,053.8   $236.1(5)      4.7      $4,983.6(6)    $256.3       $433.5
                                           ========   ======                 =========       ======       ======

(1) Within "Metal Packaging & Other" is the Company's machinery operation, sold in May 1997, which, along with other non-metal packaging domestic affiliates, is not significant.
(2) Operating income for 1997 includes restructuring charges of $55.2 for U.S. Plastics Packaging and $11.4 for Europe Metal Packaging.
(3) Operating income for 1996 includes restructuring charges of $30.1 for Europe Metal Packaging and $9.7 for Other Metal Packaging.
(4) Operating income for 1995 includes restructuring charges of $81.4 for U.S. Metal Packaging, $3.9 for U.S. Plastic Packaging, $4.4 for Other Plastic Packaging and $13.0 for Other Metal Packaging.

                         Crown Cork & Seal Company, Inc.


(5) The following reconciles operating income to pre-tax income:

                                                                 1997              1996             1995
Operating income*.........................................      $ 766.7          $ 676.5           $ 236.1
Interest and other corporate
   expense**..............................................       (309.7)          (245.5)           (126.6)
                                                                -------          -------           -------

Pre-tax income............................................      $ 457.0          $ 431.0           $ 109.5
                                                                =======          =======           =======

 * Has been restated for prior years to conform with the 1996 presentation of operating income.

** Includes interest expense net of interest income, gain on sale of assets and translation and exchange adjustments.

(6) The following reconciles identifiable assets to total assets:

                                                                1997              1996             1995
Identifiable assets.......................................    $12,100.1        $12,429.8          $4,983.6
Corporate assets..........................................        205.6            160.4              68.1
                                                              ---------        ---------          --------

Total assets..............................................    $12,305.7        $12,590.2          $5,051.7
                                                              =========        =========          ========

The results of operations and financial position of CarnaudMetalbox are included from the acquisition date of February 22, 1996.

Included in "Other" are affiliates in Canada, Central and South America, Africa and the Middle East.

For the years ended December 31, 1997, 1996 and 1995, respectively, no one customer accounted for more than 10% of the Company's net sales.

Total non-U.S. liabilities were $4,760.1, $4,772.0 and $822.4 at December 31, 1997, 1996 and 1995, respectively.

Certain reclassifications of prior years' data have been made to improve comparability.

--------------------------------------------------------------------------------
T.   Subsequent Events

On March 2, 1998,  the Company  completed the  repurchase of  approximately  4.1 million shares of its common stock at $49.00 per share and approximately 3.7 million shares of its acquisition preferred at $46.00 per share from CGIP. The repurchased shares represented approximately 5.3% of the Company's then outstanding voting securities and leaves CGIP with 4.99% voting power in the Company. The repurchased shares include all of CGIP's acquisition preferred position which represented approximately 30% of the then outstanding shares of acquisition preferred. The transaction includes an agreement to terminate the Shareholders Agreement dated February 22, 1996 between the Company and CGIP. Among other changes, CGIP will no longer retain the right to designate Company directors. The transaction value of $369 was financed through an increase in short-term indebtedness.


--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


U. Quarterly Data (unaudited)

                                                 1997                                             1996
                              First      Second       Third       Fourth       First        Second        Third       Fourth
Net sales.................. $1,937.3   $2,286.6     $2,341.3    $1,929.4     $1,551.2      $2,353.7      $2,462.1    $1,964.9

Gross profit*..............    253.6      361.7        302.2(1)    262.8        170.8         294.2(3)      343.5       255.2(4)

Net income available to
   common shareholders.....     33.1      126.2         79.4(1)     31.9(2)      29.1          98.3(3)      103.5        33.3(4)
----------------------------------------------------------------------------------------------------------------------------------
Average common shares
  outstanding (in millions):
   Basic...................    128.5      128.6        128.3       128.4        105.1         128.1         128.5       128.3
   Diluted.................    140.5      140.6        140.1       140.0        109.8         139.8         139.8       140.1

Earnings per average
   common share:**
   Basic...................     $.26       $.98         $.62(1)     $.25(2)      $.28          $.77(3)       $.81        $.26(4)
   Diluted ................        +        .94          .61(1)        +            +           .75(3)        .78           +

Dividends per
   common share............      .25        .25          .25         .25          .25           .25           .25         .25

----------------------------------------------------------------------------------------------------------------------------------
Common stock
price range:***

   High....................  $59 3/4   $58 1/2      $56 7/8     $51 3/16     $51           $49 1/8     $49 1/2       $55 1/2

   Low.....................   51 5/8    51 1/8       44 7/8      43 9/16      40 5/8        43 5/8      41            45 1/2

   Close...................   51 5/8    53 7/16      46 1/8      50 1/8       48 3/4        45          46 1/8        54 3/8

----------------------------------------------------------------------------------------------------------------------------------

     The results in 1996 include the operations of CarnaudMetalbox from the acquisition date of February 22,1996.

+ Diluted earnings per share for the first and fourth quarters is the same as Basic as the assumed exercise of stock options and conversion of convertible preferred stock is anti-dilutive.
* Net sales less cost of products sold, depreciation and amortization and the provision for restructuring.
** The sum of the quarterly earnings per share does not equal the year-to-date earnings per share due to the effect of shares issued during the year.
***  Source: New York Stock Exchange - Composite Transactions.
(1) Includes pre-tax restructuring charges of $66.6, $43.3 after taxes or $.34 per basic share and $.31 per diluted share. Excluding the impact of the restructuring charges, net income was $122.7 or $.96 per basic share and $.92 per diluted share. See Note K for additional details.
(2) Includes the after-tax charge of $7.6 or $.06 per basic and diluted share for the cumulative effect of an accounting change. Excluding the impact of the accounting change, net income was $39.5 or $.31 per basic and diluted share.
(3) Includes pre-tax restructuring charges of $29.6, $21.9 after taxes or $.17 per basic share and $.16 per diluted share. Excluding the impact of the restructuring charges, net income was $120.2 or $.94 per basic share and $.90 per diluted share. See Note K for additional details.
(4) Includes pre-tax restructuring charges of $10.2, $9.8 after taxes or $.08 per basic and diluted share. Excluding the impact of the restructuring charges, net income was $43.1 or $.34 per basic and diluted share. See Note K for additional details.

                         Crown Cork & Seal Company, Inc.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

COLUMN A                         COLUMN B                         COLUMN C                      COLUMN D          COLUMN E
                                                                  Additions
                                 Balance at       Charged to costs       Charged to other
                                 beginning of     and expenses           accounts               Deductions-       Balance at end
Description                      period                                                         Write-Offs        of period

                                                 For the Year Ended December 31, 1997
Allowances deducted from
assets to which they
apply:
Trade accounts receivable           $92.0             $9.2                                        $56.7              $44.5

Deferred tax assets                 139.0            (12.2)                    $3.7                 6.3              124.2


                                                 For the Year Ended December 31, 1996
Allowances deducted from
assets to which they
apply:
Trade accounts receivable            10.0              9.5                     90.5*               18.0               92.0

Deferred tax assets                  22.8             (8.0)                   124.2*                                 139.0


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

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item, is set forth on pages 4, 5 and 6 of the Company's Proxy Statement dated March 23, 1998, in the section entitled "Election of Directors" and on page 15 in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.


       Name                 Age            Present Title

William J. Avery             57          Chairman of the Board of Directors
                                         and Chief Executive Officer

Michael J. McKenna           63          President and
                                         Chief Operating Officer

Ian B. Carmichael            61          Executive Vice President -
                                         Corporate Technologies

John W. Conway               52          Executive Vice President and
                                         President-Americas Division

Mark W. Hartman              60          Executive Vice President -
                                         Office of the Chairman

Tommy H. Karlsson            51          Executive Vice President and
                                         President-European Division

Richard L. Krzyzanowski      65          Executive Vice President,
                                         Secretary and General Counsel

Alan W. Rutherford           54          Executive Vice President
                                         and Chief Financial Officer

Ronald R. Thoma              63          Executive Vice President -
                                         Procurement and Traffic

William H. Voss              52          Executive Vice President and
                                         President - Asia-Pacific Division

Craig R. L. Calle            38          Senior Vice President-
                                         Finance and Treasurer

Timothy J. Donahue           35          Senior Vice President
                                         and Corporate Controller

                         Crown Cork & Seal Company, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth on pages 8 through 11 of the Company's Proxy Statement dated March 23, 1998, in the section entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth on pages 2 through 6 of the Company's Proxy Statement dated March 23, 1998, in the sections entitled "Proxy Statement-Meeting, April 23, 1998" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth on pages 4, 5 and 6 of the Company's Proxy Statement dated March 23, 1998, in the section entitled "Election of Directors" and is incorporated herein by reference.

                         Crown Cork & Seal Company, Inc.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)   The following documents are filed as part of this report:

     (1)  All Financial Statements:

          Crown Cork & Seal Company, Inc. and Subsidiaries (see Part II pages 25 through 48 of this Report).

     (2)  Financial Statement Schedules:

          Schedule Number

          II.- Valuation and Qualifying Accounts and Reserves (see page 49 of this Report).

          All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

     (3)  Exhibits

          2. Stock Purchase Agreement, dated February 3, 1998 between Compagnie Generale d'Industrie et de Participations and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit A of Amendment No. 4 of the Company's Schedule 13D, dated February 3, 1998 (File No. 005-10521)).

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

                         Crown Cork & Seal Company, Inc.

          4.f Indenture dated as of April 1, 1993 between the Company and Chemical Bank, as Trustee(incorporated by reference to Exhibit 26 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

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

          4.o Revolving Credit and Competitive Advance Facility Agreement, dated as of February 4, 1997, among the Registrant, the Subsidiary Borrowers referred to therein, the Lenders referred to therein, the Chase Manhattan Bank, as Administrative Agent, Societe Generale, as Documentation Agent, and Bank of America Illinois, as Syndication Agent (incorporated by reference to Exhibit 4.o of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-2227)).

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

          4.r Form of the Company's 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

          4.s Form of the Company's 7-1/2% Debentures Due 2026 (incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

                         Crown Cork & Seal Company, Inc.

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

          4.w Officers' Certificate for 7-3/4% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-
                2227)).

          4.x Officers' Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of Registrant's Current Report on Form 8-K dated December 17, 1996 (file No. 1-
                2227)).

          4.y Officers' Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.8 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

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

          10.c Crown Cork & Seal Company, Inc. Restricted Stock Plan for Non-Employee Directors. (incorporated by the reference to
                Exhibit 10.3 of the Registrant's Annual Report on Form 10- K for the year ended December 31, 1992 (File No. 1-2227)).

          10.d Crown Cork & Seal Company, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

                         Crown Cork & Seal Company, Inc.

          10.e Crown Cork & Seal Company, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

          10.f Crown Cork & Seal Company, Inc. 1997 Stock-Based Incentive Compensation Plan.

          10.g Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

          10.h Crown Cork & Seal Company, Inc. Pension Plan for outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

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

                                               Crown Cork & Seal Company, Inc.
                                               ---------------------------------
                                               Registrant


Date: March 31, 1998
      -------------------------------

                                           By: /s/ Timothy J. Donahue
                                               ---------------------------------
                                               Timothy J. Donahue
                                               Senior Vice President and
                                               Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                TITLE

/s/ William J. Avery        3/31/98
-----------------------------------
William J. Avery                         Chairman of the Board
                                         and Chief Executive Officer

/s/ Alan W. Rutherford      3/31/98
-----------------------------------
Alan W. Rutherford                       Director, Executive Vice President
                                         and Chief Financial Officer


                                    DIRECTORS

/s/ Henry E. Butwel         3/31/98      /s/ Josephine C. Mandeville     3/31/98
-----------------------------------      ---------------------------------------
Henry E. Butwel                          Josephine C. Mandeville

/s/ Charles F. Casey        3/31/98      /s/ Michael J. McKenna          3/31/98
-----------------------------------      ---------------------------------------
Charles F. Casey                         Michael J. McKenna

/s/ John W. Conway          3/31/98      /s/ Jean-Pierre Rosso           3/31/98
-----------------------------------      ---------------------------------------
John W. Conway                           Jean-Pierre Rosso

                                         /s/ Harold A. Sorgenti          3/31/98
-----------------------------------      ---------------------------------------
Francis X. Dalton                        Harold A. Sorgenti

/s/ Richard L. Krzyzanowski 3/31/98      /s/ Guy de Wouters              3/31/98
-----------------------------------      ---------------------------------------
Richard L. Krzyzanowski                  Guy de Wouters