Form 10-Q
period 1998-03-31
CROWN CORK & SEAL CO INC
filed 1998-05-15
CIK 25890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 1-2227

                         CROWN CORK & SEAL COMPANY, INC.
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                   23-1526444
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     One Crown Way, Philadelphia, PA.                    19154-4599
 (Address of principal executive offices)                (Zip Code)

                                  215-698-5100
              (Registrant's telephone number, including area code)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 124,429,856 shares of Common Stock outstanding as of April 30, 1998.

================================================================================

                         Crown Cork & Seal Company, Inc.

                         PART I - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF INCOME
                  (In millions except share and per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
 Three months ended March 31,                                                     1998                     1997
 -------------------------------------------------------------------------------------------------------------------

Net sales                                                                 $         1,892.4         $         1,937.3
                                                                          -----------------         -----------------

Cost, expenses & other income
  Cost of products sold, excluding depreciation and amortization                    1,502.2                   1,544.4
  Depreciation and amortization                                                       136.6                     139.3
  Selling and administrative expense                                                   97.6                     103.9
  Gain on sale of assets                                                                                         (6.1)
  Interest expense                                                                     93.8                      92.6
  Interest income                                                                      (7.4)                     (7.3)
  Translation and exchange adjustments                                                  1.7                       1.1
                                                                          -----------------         -----------------
                                                                                    1,824.5                   1,867.9
                                                                          -----------------         -----------------

Income before income taxes                                                             67.9                      69.4

Provision for income taxes                                                             27.9                      25.8

Minority interest, net of  equity earnings                                              1.7                      (4.6)
                                                                          -----------------         -----------------

Net income                                                                             41.7                      39.0

Preferred stock dividends                                                               5.1                       5.9
                                                                          -----------------         -----------------


Net income available to common shareholders                               $            36.6         $            33.1
                                                                          =================         =================

Basic and diluted earnings per average common share                       $             .29         $             .26
                                                                          =================         =================

Dividends per common share                                                $             .25         $             .25
                                                                          =================         =================

Weighted average common shares outstanding:
                  Basic                                                         127,100,189               128,479,826
                  Diluted                                                       137,782,068               140,522,967

 --------------------------------------------------------------------------------------------------------------------

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                     CONSOLIDATED BALANCE SHEETS (Condensed)
                       (In millions except per share data)
                                   (Unaudited)

----------------------------------------------------------------------------------------
                                                       March 31,        December 31,
                                                         1998                1997
----------------------------------------------------------------------------------------
Assets

Current assets
   Cash and cash equivalents                        $      220.5      $      205.6
   Receivables                                           1,551.0           1,353.5
   Inventories                                           1,564.2           1,387.5
   Prepaid expenses and other current assets               224.1             200.6
                                                    ------------      ------------
                 Total current assets                    3,559.8           3,147.2
                                                    ------------      ------------

Long-term notes and receivables                             52.2              65.0
Investments                                                 90.1              89.5
Goodwill, net of amortization                            4,567.0           4,625.2
Property, plant and equipment                            3,655.2           3,663.9
Other non-current assets                                   752.2             714.9
                                                    ------------      ------------
                 Total                              $   12,676.5      $   12,305.7
                                                    ============      ============


Liabilities and shareholders' equity

Current liabilities
   Short-term debt                                  $    2,274.8      $    1,385.4
   Current portion of long-term debt                       382.5             399.3
   Accounts payable and accrued liabilities              2,165.5           2,236.7
   United States and foreign income taxes                   55.2              27.9
                                                    ------------      ------------
                 Total current liabilities               4,878.0           4,049.3
                                                    ------------      ------------

Long-term debt, excluding current maturities             3,267.1           3,301.4
Postretirement and pension liabilities                     708.4             711.7
Other non-current liabilities                              423.8             431.3
Minority interests                                         285.1             282.8
Shareholders' equity                                     3,114.1           3,529.2
                                                    ------------      ------------
                 Total                              $   12,676.5      $   12,305.7
                                                    ============      ============

Book value per common share                         $      23.52      $      25.26
----------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                  (In millions)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
 Three months ended March 31,                                                              1998           1997
 ---------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities
   Net income                                                                           $   41.7       $   39.0
   Depreciation and amortization                                                           136.6          139.3
   Gain on sale of assets                                                                                  (5.3)
   Change in assets and liabilities, other than debt, net of businesses acquired          (503.4)        (430.4)
                                                                                        --------       --------
        Net cash used in operating activities                                             (325.1)        (257.4)
                                                                                        --------       --------

Cash flows from investing activities
   Capital expenditures                                                                   (113.3)        (106.2)
   Acquisition of businesses, net of cash acquired                                         (34.2)         (10.0)
   Proceeds from sale of property, plant and equipment                                       4.6           15.0
   Other, net                                                                               (4.2)           (.4)
                                                                                        --------       --------
        Net cash used in investing activities                                             (147.1)        (101.6)
                                                                                        --------       --------

Cash flows from financing activities
   Proceeds from long-term debt                                                              3.9
   Payments of long-term debt                                                               (3.6)        (253.9)
   Net change in short-term debt                                                           893.1          693.2
   Stock Repurchased                                                                      (369.0)
   Dividends paid                                                                          (38.0)         (38.0)
   Common stock issued under various employee benefit plans                                  3.9            3.3
   Minority contributions, net of dividends paid                                            (1.8)           (.8)
                                                                                        --------       --------
        Net cash provided by financing activities                                          488.5          403.8
                                                                                        --------       --------

   Effect of exchange rate changes on cash and cash equivalents                             (1.4)          (6.3)
                                                                                        --------       --------

   Net change in cash and cash equivalents                                                  14.9           38.5

   Cash and cash equivalents at beginning of period                                        205.6          160.4
                                                                                        --------       --------

   Cash and cash equivalents at end of period                                           $  220.5       $  198.9
                                                                                        ========       ========
------------------------------------------------------------------------------------------------------------------
                                                                                           1998           1997
------------------------------------------------------------------------------------------------------------------

Schedule of non-cash investing activities:
        Acquisition of businesses:
          Fair value of assets acquired                                                 $   51.2       $   70.0
          Liabilities assumed                                                            (  17.0)
          Note Payable                                                                                  (  60.0)
                                                                                        --------       --------
                      Cash Paid                                                         $   34.2       $   10.0
                                                                                        ========       ========
------------------------------------------------------------------------------------------------------------------

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (In millions)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                             |                                                                Accumulated
                                             |                                                                   Other
                               Comprehensive |Preferred   Common       Paid-In      Retained      Treasury    Comprehensive
                                    Income   |  Stock      Stock       Capital      Earnings       Stock        Income       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 | $520.8      $779.0      $1,560.7     $1,327.2      ($137.0)     ($521.5)    $3,529.2
Net income                         $ 41.7    |                                          41.7                                   41.7
Translation adjustments             (54.5)   |                                                                   (54.5)       (54.5)
                                   ------    |
Comprehensive income (loss)        ($12.8)   |
                                   ======    |
Dividends declared:                          |
  Common                                     |                                         (32.1)                                 (32.1)
  Preferred                                  |                                          (5.1)                                  (5.1)
Stock repurchased                            | (153.3)                   (195.2)                    (20.5)                   (369.0)
Common stock issued under employee           |
  benefit plans                              |                              3.2                        .7                       3.9
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                    | $367.5      $779.0      $1,368.7     $1,331.7      ($156.8)     ($576.0)    $3,114.1
===================================================================================================================================
                                             |                                                                Accumulated
                                             |                                                                   Other
                               Comprehensive | Preferred  Common       Paid-In      Retained      Treasury    Comprehensive
                                    Income   |  Stock      Stock       Capital      Earnings       Stock        Income       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                 | $520.8      $779.0      $1,567.3     $1,185.0      ($136.9)     ($351.9)    $3,563.3
Net income                          $ 39.0   |                                          39.0                                   39.0
Translation adjustments             ( 53.7)  |                                                                  ( 53.7)      ( 53.7)
                                   -------   |
Comprehensive income (loss)        ($ 14.7)  |
                                   =======   |
Dividends declared:                          |
  Common                                     |                                        ( 32.1)                                 (32.1)
  Preferred                                  |                                        (  5.9)                                 ( 5.9)
Common stock issued under employee           |
  benefit plans                              |                              2.7                        .6                       3.3
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                    | $520.8      $779.0      $1,570.0     $1,186.0      ($136.3)     ($405.6)    $3,513.9
===================================================================================================================================

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (Unaudited)


A.   Statement of Information Furnished

     The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of March 31, 1998, and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

     Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

B.   Earnings Per Share

     The following table summarizes the basic and diluted earnings per share computations for the period ended March 31, 1998 and 1997, respectively:

                                                              1998                               1997
                                               --------------------------------     -----------------------------
                                                             Average                            Average
                                                  Income      Shares     EPS          Income     Shares     EPS
                                               ------------ ---------- --------     ---------- ---------- -------
           Net Income                            $  41.7                              $  39.0
              Less:
                Preferred stock dividends          ( 5.1)                             (   5.9)
                                                ---------                             -------
           Basic EPS                             $  36.6       127.1    $   .29       $  33.1      128.5      $  .26

           Potentially dilutive securities:

                Stock options                                     .4                                  .7
                                                ---------      -----                  -------    -------
           Diluted EPS                           $  36.6       127.5    $   .29       $  33.1      129.2      $  .26
                                                 =======      ======                  =======    =======

     Excluded from the computation of diluted earnings per share for the quarters ended March 31, 1998 and 1997, respectively, were 10.3 and 11.3 potentially dilutive securities resulting from the assumed conversion of preferred stock. This conversion would have been antidilutive.

C.   Inventories
--------------------------------------------------------------------------------
                                                 March 31,         December 31,
                                                   1998                1997
--------------------------------------------------------------------------------
          Finished goods                       $    679.3          $    560.5
          Work in process                           223.7               187.3
          Raw  materials                            476.5               467.6
          Supplies and repair parts                 184.7               172.1
                                               ----------          ----------
                                               $  1,564.2          $  1,387.5
                                               ==========          ==========

                        Crown Cork & Seal Company, Inc.

D.   Restructuring

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

     The Company made an assessment of the restructuring and exit costs to be incurred relative to the acquisition of CMB. Affected by the plan of restructuring were forty plants and regional administrative offices which were closed and an additional fifty-two plants which were reorganized. Since commencement of the plan of restructuring, the Company has determined alternative sites for manufacture and qualified the new manufacturing sites with customers. The Company had accrued approximately $534 for the costs associated with restructuring CMB operations and allocated such costs to the purchase price of CMB in accordance with purchase accounting requirements. These costs comprise; severance pay and benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 6,500 employees is estimated at approximately $257 and is primarily a cash expense. Employees to be terminated include most, if not all, employees at each plant or office to be closed and selected employees at those plants to be reorganized, including salaried employees and employees of the respective unions represented at each plant site. The write-down of assets (principally property, plant and equipment) is estimated at approximately $217 and has been reflected as a reduction in the carrying value of the Company's assets. Lease termination and other exit costs, primarily repayments of government grants and subsidies, are estimated at approximately $60 and are primarily cash expenses. The $534 in restructuring costs recorded in connection with the CMB acquisition includes the $95 restructuring charge announced in 1996 by CarnaudMetalbox Asia, Ltd., a subsidiary of the Company.

     The Company estimates that the plan of restructuring CMB operations will generate annual cost savings of approximately $160 ($105 after-tax) on a full year basis. It is also estimated that capital expenditures of approximately $100 will be made to expand and upgrade other facilities to minimize the adverse effects of the restructuring on existing business and customer relationships.

     Remaining balances in the restructuring reserve primarily relate to employee termination agreements. Such agreements are made with the respective union or with the local governmental body, whereby a portion of the employee severance is paid when the employee is terminated and the remaining portion is paid out over an agreed period of time. The components of the restructuring reserve are as follows:

                                             Balance                             Balance
                                               at               1998               at
                                           December 31,       activity          March 31,
                                              1997                                1998
                                           -----------        --------          ---------
          Employee costs                    $  119.5          ($ 73.3)          $  46.2
          Lease termination and
             other exit costs                   35.8          (  11.2)             24.6
                                            --------          -------           -------
                                            $  155.3          ($ 84.5)          $  70.8
                                            ========          =======           =======

                        Crown Cork & Seal Company, Inc.

     The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters, many of which are outside the Company's control. The
     Company's estimates of cost savings, which are unaudited, are not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and is subject to the considerations described herein on page 13 under "Forward-Looking Statements within Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition". Shareholders are cautioned not to place undue reliance on the estimates or the underlying assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

E.   New Reporting and Disclosure Requirement

     Commencing  January 1, 1998,  the Company  adopted  Statement  of Financial
     Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", issued in June 1997. SFAS No.130 establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets - "net income" and "other comprehensive income". Included in comprehensive income, for the Company, are net income, cumulative translation adjustments required under SFAS No. 52 and the minimum pension liability adjustments required under SFAS No. 87. The adjustments for translation and minimum pension represent "other comprehensive income" and are accumulated within the Statement of Shareholders' Equity under the caption "Accumulated Other Comprehensive Income".

     As of March 31, 1998 and March 31, 1997, accumulated other comprehensive income (loss), as reflected in the consolidated statements of changes in shareholders' equity, was comprised of the following:

                                                                  March 31,             March 31,
                                                                    1998                  1997
                                                               ---------------      ---------------
                Minimum pension liability adjustments             ($ 16.9)              ($ 14.8)
                Cumulative translation adjustments                ( 559.1)              ( 390.8)
                                                                  -------               -------
                                                                  ($576.0)              ($405.6)
                                                                  =======               =======

F.   Supplemental Cash Flow Information

     Cash payments for interest, net of amounts capitalized ($1.1 for 1998 and $1.6 for 1997), were $65.7 and $68.6 during the three months ended March 31, 1998 and 1997, respectively. Cash payments for income taxes amounted to $7.6 and $5.4 during the three months ended March 31, 1998 and 1997, respectively.

                        Crown Cork & Seal Company, Inc.

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (in millions, except share, per share, employee, shareholder and statistical data)

         Introduction

         The following discussion presents management's analysis of the results of operations for the three months ended March 31, 1998, compared to the corresponding period in 1997 and the changes in financial condition and liquidity from December 31, 1997. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, along with the consolidated financial statements and related notes included in and referred to within this report.

                              Results of Operations

         Net Income and Earnings Per Share

         Net income available to common shareholders for the quarter ended March 31, 1998 was $36.6, an increase of 10.6% when compared to the respective prior year amount of $33.1. Earnings per common share increased by 11.5% to $.29 from $.26 a year earlier and reflects a 1.1% decline in average common shares outstanding, primarily resulting from the March 1998 repurchase of shares from Compagnie Generale d' Industrie et de Participations (CGIP). Further details of this transaction are presented under Liquidity and Capital Resources as provided later in this discussion. The effects of a stronger U.S. dollar reduced net income by approximately $0.01 per share in the first quarter of 1998.

         Net Sales

         Net sales in the quarter decreased 2.3% from $1,937.3 in 1997 to $1,892.4 in 1998. Sales from domestic operations increased by 1.1% and those in non-U.S. markets decreased by 4.5%. The divestiture of the Crown-Simplimatic machinery operations (disposed of in the second quarter of 1997) reduced consolidated net sales by $47 in the first quarter as compared to 1997. The appreciation of the U.S. dollar against other currencies, primarily those within Europe, reduced consolidated net sales by $65 in the first quarter as compared to 1997. U.S. sales accounted for approximately 40% of consolidated net sales in 1998 and 39% in 1997. An analysis of comparative net sales by operating division follows:

                                                        Net Sales
                              ------------------------------------------------------
                                      First Quarter              Increase/(Decrease)
          Division:               1998            1997             $            %
                              ----------      ----------       -------      --------
          Americas            $    901.5      $    851.5         50.0          5.9
          European                 890.5           922.6        (32.1)        (3.5)
          Asia-Pacific              75.1            97.4        (22.3)       (22.9)
          Other                     25.3            65.8        (40.5)       (61.6)
                              ----------      ----------        -----

                              $  1,892.4      $  1,937.3        (44.9)        (2.3)
                              ==========      ==========        =====

         Net sales in the Americas Division increased $50.0 or 5.9% for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was primarily due to sales unit volume increases in
         (i) U.S. beverage, food and aerosol cans, (ii) U.S. PET beverage containers, primarily single serve 20 ounce bottles, plastic beverage closures and beverage preforms, (iii) beverage cans and ends in Canada and (iv) at the Company's new beverage can and end plants in Brazil. Competitive pressures continue to impact selling prices in most product lines within this division.

                        Crown Cork & Seal Company, Inc.

         Net sales in the European Division decreased by $32.1 or 3.5% in the quarter from a year earlier due primarily to the general weakening of most European currencies against the U.S. dollar. The impact of translation on sales resulted in a net sales reduction of $52.0.
         Excluding the impact of the translation, sales increased 2.2% in the quarter from a year earlier. This increase in local sales was due to increased sales unit volumes in (i) food cans; primarily in France, Italy and Central Europe, (ii) PET beverage bottles and (iii) plastic closures; partially offset by a small sales unit volume decrease in beverage cans. Competition has remained very aggressive throughout the division in most product lines.

         Net sales in the Asia-Pacific Division have decreased $22.3 or 22.9% in the quarter from a year earlier due primarily to (i) weakening Asian currencies resulting in a U.S. dollar sales loss of $6.2, (ii) lower food can sales unit volumes primarily reflecting the restructuring of operations in Malaysia and Singapore in 1997 and (iii) competitive pricing throughout the region; partially offset by increased beverage can volumes resulting from full production at the Company's new plant in Singapore and increased demand in both China and Vietnam.

         Net sales for Other operating units are lower in the quarter compared to the prior year due to the May 1997 divestiture of the Company's Crown-Simplimatic machinery operations. These operations accounted for sales of $47 in the first quarter of 1997. Partially offsetting the impact of the divestiture of Crown-Simplimatic was the March 1, 1997 acquisition of Golden Aluminum.

         Cost of Products Sold

         Cost of products sold, excluding depreciation and amortization, was $1,502.2 for the quarter ended March 31, 1998, a 2.7% decrease compared to $1,544.4 for the same period in 1997. The decrease reflects (i) cost savings from restructuring programs and (ii) the appreciation of the U.S. dollar against most foreign currencies; offset by increased sales unit volumes in many product lines.

         As a percentage of net sales, cost of products sold was 79.4% as compared to 79.7% in the same period of 1997. The improvement has resulted from (i) increased sales unit volumes, (ii) benefits derived from the Company's continuing cost containment and restructuring programs and (iii) the effect of decreases in raw material costs.

         Selling and Administrative

         Selling and administrative expenses for the quarter ended March 31, 1998 were $97.6, a decrease of $6.3 or 6.1% from the first quarter of 1997. As a percentage of net sales, selling and administrative expenses, excluding depreciation, were 5.2% in the first quarter as compared to 5.4% for the same period of 1997. The decrease in 1998 costs is directly related to the restructuring of activities within acquired CarnaudMetalbox (CMB) operations.

                        Crown Cork & Seal Company, Inc.


         Operating Income

         For the quarter ended March 31, 1998, consolidated operating income increased $6.3 or 4.2% compared to the same period in 1997. Operating income as a percentage of net sales was 8.2% for the first quarter of 1998 as compared to 7.7% in 1997. An analysis of operating income by operating division follows:

                                                Operating Income
                              -------------------------------------------------
                                   First Quarter            Increase/(Decrease)
                              ----------------------      ---------------------
          Division:              1998         1997           $             %
                              --------      --------      ------        -------
          Americas            $   54.7      $   57.2       (2.5)         (4.4)
          European                97.7          89.2        8.5           9.5
          Asia-Pacific             1.1            .2         .9         450.0
          Other                    2.5           3.1        (.6)        (19.4)
                              --------      --------       ----         -----
                              $  156.0      $  149.7        6.3           4.2
                              ========      ========       ====         =====

         As a percentage of net sales, operating income for the Americas Division was 6.1% in the first quarter of 1998 as compared to 6.7% for the same period in 1997. The decrease in first quarter 1998 operating margin was primarily due to (i) continued U.S. pricing pressures in both metal and plastic beverage containers, (ii) lower beverage can pricing in Argentina and Brazil and (iii) production inefficiencies at the Company's new beverage can and end plants in Brazil; partially offset by sales unit volume increases in most product lines.

         Operating income as a percentage of net sales for the European Division was 11.0% in the first quarter of 1998 as compared to 9.7% for the comparable period in 1997. The increased margin is directly attributable to (i) the benefits realized from the closure or reorganization of inefficient plants, removal of products with negative contribution and the elimination of excess administrative overheads as part of the cost reduction programs initiated with the acquisition of CMB and (ii) increased sales unit volumes in food cans, PET beverage bottles and plastic closures; offsetting the (i) appreciation of the U.S. dollar against most European currencies and (ii) decreased unit sales volumes for beverage cans.

         Operating income in the Asia-Pacific Division as a percentage of net sales was 1.5% in the first quarter of 1998 versus .2% in the same period of 1997. The increase in 1998 operating margins is due primarily to (i) the benefits realized from 1997 and 1996 restructuring activities in the division and (ii) increased beverage can sales unit volumes in China, Malaysia, Singapore and Vietnam; partially offset by, the impact of continued currency deterioration in the region and competitive beverage can pricing.

         Operating income for Other operating units was 9.9.% of net sales in 1998 versus 4.7% in 1997. The improvement in the operating margin is directly attributable to the May 1997 divestiture of the Company's Crown-Simplimatic machinery operations.

         Net Interest Expense / Income

         Net interest expense was $86.4 in the first quarter, an increase of $1.1 when compared to first quarter 1997 net interest expense of $85.3. The increase in net interest expense is due primarily to cash requirements for restructuring programs and the March 1998 stock repurchase from CGIP.

         Taxes on Income

         The effective tax rate in the first quarter of 1998 was 41.1% as compared to 37.2% for the same period of 1997. The effective rate of 41.1% exceeds the statutory rate of 35% due primarily to provisions for state taxes and non-deductible amortization of goodwill and other intangibles offset partially by income derived from non-U.S. operations which are taxed at lower rates than the U.S. statutory rate.

                        Crown Cork & Seal Company, Inc.

         Minority Interests, Net of Equity in Earnings of Affiliates

         Minority interests, net of equity earnings, improved in the quarter by $6.3 compared to the prior year due primarily to (i) increased operating results in the Company's unconsolidated joint ventures in Brazil and Venezuela, (ii) decreased profits in the Company's consolidated joint ventures in China and (iii) no further losses being recognized in the Company's unconsolidated joint venture in Korea as the investment has been reduced to zero and the Company does not plan nor is required to inject capital in the future.

                         Liquidity and Capital Resources

         Cash from Operations

         Net cash of $325.1 was used by operating activities during the three months ended March 31, 1998, as compared to cash used of $257.4 for the same period in 1997. The increase in cash used by operating activities is related to cash payments for restructuring activities and cash payments to settle year-end 1997 accounts payable balances. Due to higher sales volumes in the second and third quarters, it is customary for large working capital buildups in the first quarter.

         Investing Activities

         Investing activities used cash of $147.1 during the quarter ended March 31, 1998 compared with cash used of $101.6 for the same period in 1997. Capital expenditures for the first quarter of 1998 were $113.3, an increase of $7.1 as compared to capital expenditures of $106.2 during the same period of 1997 with acquisition of businesses, net of cash acquired, at $34.2 compared to $10.0 in the first quarter of 1997.

         Financing Activities

         Financing activities generated cash of $488.5 in the first quarter compared with $403.8 in the first quarter of 1997.

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

         Total debt, net of cash and cash equivalents, at March 31, 1998 was $5,703.9 and represents an increase of $823.4 above the December 31, 1997 level of $4,880.5. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 62.7% at March 31, 1998 as compared to 56.1% at December 31, 1997. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity.

         The Company funds its working capital requirements on a short-term basis primarily through issuances of commercial paper. The commercial paper program is supported by a $2,500 multi-currency credit agreement which matures in February 2002 with interest at market rates. The Company's use of the facility is not restricted. At March 31, 1998 and 1997, $279.7 and $378.5, respectively, was drawn against this facility. Based on the Company's intention and ability to maintain its credit facility beyond 1999 and 1998, respectively, $700 of commercial paper borrowings were classified as long-term at both March 31, 1998 and 1997. There was $2,175.8 and $1,714.2 in commercial paper outstanding at March 31, 1998 and 1997, respectively.

                        Crown Cork & Seal Company, Inc.

         The increase in total debt, net of cash and cash equivalents, from December 31, 1997 is due primarily to (i) the repurchase of shares from CGIP, (ii) the funding of the Company's restructuring activities and
         (iii) the funding of working capital requirements on a short-term basis through the issuance of commercial paper.

         Recent Accounting Developments

         The Company, in the fourth quarter, will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", issued in June 1997, and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", issued in February 1998. Neither standard will have an adverse effect on the Company's financial position, cash flows or results of operations. SFAS No. 131 requires the disclosure of segment information on the same basis that is used internally for evaluating performance and for allocating resources. SFAS No. 132 revises the disclosures required about pension and other postretirement benefit plans.

         Market Risk

         There have been no material changes in the Company's exposure to market risk since December 31, 1997.

         Forward Looking Statements

         Statements included herein in "Management's Discussion and Analysis of Results of Operations and Financial Condition", and in the discussion of the restructuring plans in Note D to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and also in
         Part I, Item 1: "Business" and Item 3: "Legal Proceedings" and in Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations", within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

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

         A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 within Part II, Item 7; "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the caption "Forward Looking Statements" and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the Securities and Exchange Commission ("SEC"). In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

                        Crown Cork & Seal Company, Inc.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held April 23, 1998. The matters voted upon and the results of the votes are as follows:


                                                 - - - VOTES - - -
                                         --------------------------------

          Election of the Board of Directors

                                             For               Withheld

          William J. Avery               113,725,278          1,699,601

          Henry E. Butwel                113,725,993          1,698,886

          Charles F. Casey               113,683,575          1,741,304

          John W. Conway                 113,731,974          1,692,905

          Francis X. Dalton              113,683,197          1,741,682

          Richard L. Krzyzanowski        113,729,690          1,695,189

          Josephine C. Mandeville        113,751,837          1,673,042

          Michael J. Mc Kenna            113,724,646          1,700,233

          Jean-Pierre Rosso              113,731,711          1,693,168

          Alan W. Rutherford             113,731,110          1,693,769

          Harold A. Sorgenti             113,716,009          1,708,870

          Guy de Wouters                 113,695,926          1,728,953

                        Crown Cork & Seal Company, Inc.


Item 5.  Other Information

(1) The Company announced on April 28, 1998 that its Board of Directors has appointed Michael J. McKenna to the newly created position of Vice Chairman. Mr. John W. Conway, Executive Vice President and President - Americas Division since 1996, assumes Mr. McKenna's responsibilities as President and Chief Operating Officer and will continue to oversee the Americas Division. Mr. Tommy H. Karlsson, Executive Vice President and President - European Division, was appointed to the Company's Board of Directors.

(2) On April 2, 1998, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock and $.4712 per share on the Company's 4.5% convertible preferred stock. Both dividends are payable on May 20, 1998 to shareholders of record on May 1, 1998.


Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits

               2. Stock Purchase Agreement dated February 3, 1998 between Compagnie Generale d'Industrie et de Participations and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit A of Amendment No. 4 of the Company's Schedule 13D, dated February 3, 1998 (File No. 005-10521)).

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


                                             Crown Cork & Seal Company, Inc.
                                             Registrant

                                             By: /s/ Timothy J. Donahue
                                                Timothy J. Donahue
                                                Senior Vice President and
                                                Corporate Controller


         Date:  May 15, 1998