Form 10-Q
period 1998-06-30
CROWN CORK & SEAL CO INC
filed 1998-08-13
CIK 25890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 124,410,543 shares of Common Stock outstanding as of July 31, 1998.

================================================================================

                         Crown Cork & Seal Company, Inc.

                         PART I - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF INCOME

                  (In millions except share and per share data)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                  1998                 1997
-----------------------------------------------------------------------------------------------------------
Net sales                                                            $         2,245.0    $         2,286.6
                                                                     -----------------    -----------------

Cost, expenses & other income
  Cost of products sold, excluding depreciation and amortization               1,727.2              1,786.0
  Depreciation and amortization                                                  136.1                138.9
  Selling and administrative expense                                              93.2                104.6
  Gain on sale of assets                                                                              (28.1)
  Interest expense                                                               104.1                 94.0
  Interest income                                                                (12.4)                (9.4)
  Translation and exchange adjustments                                             5.8                  1.7
                                                                     -----------------    -----------------
                                                                               2,054.0              2,087.7
                                                                     -----------------    -----------------

Income before income taxes                                                       191.0                198.9

Provision for income taxes                                                        64.4                 64.1
Minority interest, net of equity earnings                                          (.9)                (2.8)
                                                                     -----------------    -----------------

Net income                                                                       125.7                132.0

Preferred stock dividends                                                          4.1                  5.8
                                                                     -----------------    -----------------

Net income available to common shareholders                          $           121.6    $           126.2
                                                                     =================    =================

Earnings per average common share
                     Basic                                           $             .98    $             .98
                                                                     =================    =================
                     Diluted                                         $             .95    $             .94
                                                                     =================    =================
Dividends per common share                                           $             .25    $             .25
                                                                     =================    =================

Weighted average common shares outstanding:
                    Basic                                                  124,442,024          128,554,649
                    Diluted                                                132,826,655          140,553,858
-----------------------------------------------------------------------------------------------------------

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                         PART I - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF INCOME
                  (In millions except share and per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                   1998                 1997
-------------------------------------------------------------------------------------------------------------
Net sales                                                            $         4,137.4    $         4,223.9
                                                                     -----------------    -----------------

Cost, expenses & other income
  Cost of products sold, excluding depreciation and amortization               3,229.4              3,330.4
  Depreciation and amortization                                                  272.7                278.2
  Selling and administrative expense                                             190.8                208.5
  Gain on sale of assets                                                                              (34.2)
  Interest expense                                                               197.9                186.6
  Interest income                                                                (19.8)               (16.7)
  Translation and exchange adjustments                                             7.5                  2.8
                                                                     -----------------    -----------------
                                                                               3,878.5              3,955.6
                                                                     -----------------    -----------------

Income before income taxes                                                       258.9                268.3

Provision for income taxes                                                        92.3                 89.9
Minority interest, net of equity earnings                                           .8                 (7.4)
                                                                     -----------------    -----------------

Net income                                                                       167.4                171.0

Preferred stock dividends                                                          9.2                 11.7
                                                                     -----------------    -----------------

Net income available to common shareholders                          $           158.2    $           159.3
                                                                     =================    =================

Earnings per average common share
                     Basic                                           $            1.26    $            1.24
                                                                     =================    =================
                     Diluted                                         $            1.24    $            1.22
                                                                     =================    =================
Dividends per common share                                           $             .50    $             .50
                                                                     =================    =================

Weighted average common shares outstanding:
                    Basic                                                  125,763,763          128,517,313
                    Diluted                                                135,295,628          140,532,982
-------------------------------------------------------------------------------------------------------------

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                     CONSOLIDATED BALANCE SHEETS (Condensed)
                       (In millions except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                    June 30,     December 31,
                                                      1998           1997
--------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                      $      214.8   $      205.6
  Receivables                                         1,727.4        1,353.5
  Inventories                                         1,563.0        1,387.5
  Prepaid expenses and other current assets             207.2          200.6
                                                 ------------   ------------
                   Total current assets               3,712.4        3,147.2
                                                 ------------   ------------

Long-term notes and receivables                          53.5           65.0
Investments                                              88.4           89.5
Goodwill, net of amortization                         4,547.6        4,625.2
Property, plant and equipment                         3,656.8        3,663.9
Other non-current assets                                832.4          714.9
                                                 ------------   ------------
                   Total                         $   12,891.1   $   12,305.7
                                                 ============   ============

Liabilities and shareholders' equity
Current liabilities
  Short-term debt                                     2,366.4   $    1,385.4
  Current portion of long-term debt                     384.5          399.3
  Accounts payable and accrued liabilities            2,206.3        2,236.7
  United States and foreign income taxes                 75.2           27.9
                                                 ------------   ------------
                  Total current liabilities           5,032.4        4,049.3
                                                 ------------   ------------

Long-term debt, excluding current maturities          3,209.8        3,301.4
Postretirement and  pension liabilities                 705.6          711.7
Other non-current liabilities                           435.1          431.3
Minority interests                                      279.6          282.8
Shareholders' equity                                  3,228.6        3,529.2
                                                 ------------   ------------
                 Total                           $   12,891.1   $   12,305.7
                                                 ============   ============
Book value per common share                      $      24.37   $      25.26
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                  (In millions)
                                   (Unaudited)

-----------------------------------------------------------------------------------------
Six months ended June 30,                                           1998          1997
-----------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                     $   167.4    $   171.0
  Depreciation and amortization                                      272.7        278.2
  Gain on sale of assets                                                          (25.0)
  Change in assets and liabilities, other than debt, net of
     businesses acquired                                            (573.9)      (573.1)
                                                                 ---------    ---------
     Net cash used in operating activities                          (133.8)      (148.9)
                                                                 ---------    ---------

Cash flows from investing activities
  Capital expenditures                                              (237.3)      (202.6)
  Acquisition of businesses, net of cash acquired                    (34.2)       (10.0)
  Proceeds from sale of property, plant and equipment                 27.6         25.5
  Proceeds from sale of businesses                                                 90.0
  Other, net                                                          (5.1)        ( .4)
                                                                 ---------    ---------
     Net cash used in investing activities                          (249.0)       (97.5)
                                                                 ---------    ---------
Cash flows from financing activities
  Proceeds from long-term debt                                         3.9          1.5
  Repayment of long-term debt                                       (108.1)      (257.2)
  Net change in short-term debt                                      938.8        647.1
  Stock repurchased                                                 (369.0)       (17.2)
  Dividends paid                                                     (73.2)       (76.0)
  Common stock issued under various employee benefit plans             5.2          7.3
  Minority contributions, net of dividends paid                       (3.4)        (3.4)
                                                                 ---------    ---------
     Net cash provided by financing activities                       394.2        302.1
                                                                 ---------    ---------

Effect of exchange rate changes on cash and cash equivalents          (2.2)       (10.3)
                                                                 ---------    ---------

Net change in cash and cash equivalents                                9.2         45.4
Cash and cash equivalents at beginning of period                     205.6        160.4
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $   214.8    $   205.8
                                                                 =========    =========

-----------------------------------------------------------------------------------------
                                                                    1998         1997
-----------------------------------------------------------------------------------------
Schedule of non-cash investing activities:
   Acquisition of businesses:
     Fair value of assets acquired                               $    51.2    $    70.0
     Liabilities assumed                                             (17.0)
     Note Payable                                                                 (60.0)
                                                                 ---------    ---------
                         Cash Paid                               $    34.2    $    10.0
                                                                 =========    =========
-----------------------------------------------------------------------------------------

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (In millions)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                  |                                                           Accumulated
                                                  |                                                           Other
                             Comprehensive Income |Preferred   Common     Paid-In    Retained    Treasury     Comprehensive
                            Quarter  Year-To-Date |  Stock      Stock     Capital    Earnings     Stock       Income         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      | $520.8     $779.0    $1,560.7    $1,327.2    ($137.0)     ($521.5)     $3,529.2
Net income                   $125.7    $167.4     |                                     167.4                                 167.4
Translation adjustments        22.7     (31.8)    |                                                             (31.8)        (31.8)
                             ------    ------     |
Comprehensive income         $148.4    $135.6     |
                             ======    ======     |
                                                  |
Dividends declared:                               |
    Common                                        |                                     (63.2)                                (63.2)
    Preferred                                     |                                      (9.2)                                 (9.2)
Stock repurchased                                 | (153.3)                (195.2)                 (20.5)                    (369.0)
Common stock issued under                         |
    employee benefit plans                        |                           4.4                     .8                        5.2
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                          | $367.5     $779.0    $1,369.9    $1,422.2    ($156.7)     ($553.3)     $3,228.6
===================================================================================================================================
                                                  |
                                                  |                                                           Accumulated
                                                  |                                                           Other
                             Comprehensive Income |Preferred   Common     Paid-In    Retained    Treasury     Comprehensive
                            Quarter  Year-To-Date |  Stock      Stock     Capital    Earnings     Stock       Income        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      | $520.8     $779.0    $1,567.3    $1,185.0    ($136.9)     ($351.9)     $3,563.3
Net income                   $132.0    $171.0     |                                     171.0                                 171.0
Translation adjustments       (83.5)   (137.2)    |                                                            (137.2)       (137.2)
                             ------    ------     |
Comprehensive income          $48.5     $33.8     |
                             ======    ======     |
                                                  |
Dividends declared:                               |
    Common                                        |                                     (64.3)                                (64.3)
    Preferred                                     |                                     (11.7)                                (11.7)
Stock repurchased                                 |                         (15.6)                  (1.6)                     (17.2)
Common stock issued under                         |
    employee benefit plans                        |                           6.1                    1.2                        7.3
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                          | $520.8     $779.0    $1,557.8    $1,280.0    ($137.3)     ($489.1)     $3,511.2
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

                         Crown Cork & Seal Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (Unaudited)


A.   Statement of Information Furnished

     The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of June 30, 1998, and the results of its operations and cash flows for the periods ended June 30, 1998 and 1997, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

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

B.   Earnings Per Share

     The following  table  summarizes the basic and diluted  earnings per common
     share   computations  for  the  periods  ended  June  30,  1998  and  1997, respectively:

                                                   1998                                  1997
                                      ----------------------------         -----------------------------
                                                  Average                              Average
Quarter                                Income      Shares      EPS          Income      Shares      EPS
-------                               ----------------------------         -----------------------------
Net income                             $125.7                               $132.0
   Less:
      Preference dividends               (4.1)                                (5.8)
                                       ------                               ------
Basic EPS                               121.6      124.4      $ .98          126.2      128.6      $ .98

Potentially dilutive securities:
   Stock options                                      .4                                   .7
   Assumed preferred stock
      conversion                          4.1        8.0                       5.8       11.3
                                       ------      -----                    ------      -----
Diluted EPS                            $125.7      132.8      $ .95         $132.0      140.6      $ .94
                                       ======      =====                    ======      =====


                                                   1998                                  1997
                                      ----------------------------         -----------------------------
                                                  Average                              Average
Year-to-date                           Income      Shares      EPS          Income      Shares      EPS
------------                           ----------------------------         -----------------------------

Net income                             $167.4                               $171.0
   Less:
      Preference dividends               (9.2)                               (11.7)
                                       ------                               ------
Basic EPS                               158.2      125.8      $1.26          159.3      128.5      $1.24

Potentially dilutive securities:
   Stock options                                      .4                                   .7
   Assumed preferred
       stock conversion                   9.2        9.1                      11.7       11.3
                                       ------      -----                    ------      -----
Diluted EPS                            $167.4      135.3      $1.24         $171.0      140.5      $1.22
                                       ======      =====                    ======      =====

                         Crown Cork & Seal Company, Inc.

C.   Inventories

          ----------------------------------------------------------
                                       June 30,         December 31,
                                         1998              1997
          ----------------------------------------------------------
          Finished goods              $    464.4       $    560.5
          Work in progress                 227.6            187.3
          Raw materials                    668.9            467.6
          Supplies and repair parts        202.1            172.1
                                      ----------       ----------
                                      $  1,563.0       $  1,387.5
                                      ==========       ==========


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

     The Company has incurred restructuring and exit costs relative to the acquisition of CMB. Affected by the plan of restructuring were forty plants and regional administrative offices which were closed and an additional fifty-two plants which were reorganized. Since commencement of the plan of restructuring, the Company determined alternative sites for manufacture and qualified the new manufacturing sites with customers. The Company accrued approximately $534 for the costs associated with restructuring CMB operations and allocated such costs to the purchase price of CMB in accordance with purchase accounting requirements. These costs comprised; severance pay and benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 6,500 employees was approximately $257 and was primarily a cash expense. Employees terminated included most, if not all, employees at each plant or office which was closed and selected employees at those plants which were reorganized, including salaried employees and employees of the respective unions represented at each plant site. The write-down of assets (principally property, plant and equipment) was approximately $217 and has been reflected as a reduction in the carrying value of the Company's assets. Lease termination and other exit costs, primarily repayments of government grants and subsidies, were approximately $60 and were primarily cash expenses. The restructuring costs recorded in connection with the CMB acquisition included a $95 restructuring charge announced in 1996 by CarnaudMetalbox Asia, Ltd., a subsidiary of the Company.

     The plan of restructuring CMB operations will generate annual cost savings of approximately $160 ($105 after-tax) on a full year basis. Capital expenditures of approximately $100 were made to expand and upgrade other facilities to minimize the adverse effects of the restructuring on existing business and customer relationships.

                         Crown Cork & Seal Company, Inc.

     Remaining balances in the restructuring reserve primarily relate to employee termination agreements. Such agreements are made with the respective union or with the local governmental body, whereby a portion of the employee severance is paid when the employee is terminated and the remaining portion is paid out over an agreed period of time. The components of the restructuring reserve are as follows:

     ---------------------------------------------------------------------------
                                    Balance                 Balance
                                       at          1998        at
                                  December 31,   activity   June 30,
                                      1997                    1998
     ---------------------------------------------------------------------------
          Employee costs            $  119.5    ($  87.9)   $  31.6
          Lease termination and
            other exit costs            35.8       (21.7)      14.1
                                    --------    --------    -------
                                    $  155.3    ($ 109.6)   $  45.7
                                    ========    ========    =======

     The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters, many of which are outside the Company's control. The
     Company's estimates of cost savings, which are unaudited, are not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and is subject to the considerations described herein on page 13 under "Forward-Looking Statements" within Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition". Shareholders are cautioned not to place undue reliance on the estimates or the underlying assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

E.   New Reporting and Disclosure Requirement

     Commencing  January 1, 1998,  the Company  adopted  Statement  of Financial
     Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", issued in June 1997. SFAS No.130 establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets - "net income" and "other comprehensive income". Included in comprehensive income, for the Company, are net income, cumulative translation adjustments required under SFAS No. 52 and minimum pension liability adjustments required under SFAS No. 87. The adjustments for translation and minimum pension represent "other comprehensive income" and are accumulated within the Statement of Shareholders' Equity under the caption "Accumulated Other Comprehensive Income".

     As of June 30, 1998 and June 30, 1997, accumulated other comprehensive income (loss), as reflected in the consolidated statements of changes in shareholders' equity, comprised the following:

                                                     June 30,     June 30,
                                                      1998         1997
                                                    ---------   ---------
          Minimum pension liability adjustments     ($  16.9)   ($  14.8)
          Cumulative translation adjustments        (  536.4)   (  474.3)
                                                    --------    --------
                                                    ($ 553.3)   ($ 489.1)
                                                    ========    ========

                         Crown Cork & Seal Company, Inc.

F.   Supplemental Cash Flow Information

     Cash payments for interest, net of amounts capitalized ($2.7 for 1998 and 1997), were $189.3 and $198.2 during the six months ended June 30, 1998 and 1997, respectively. Cash payments for income taxes amounted to $22.5 and $40.0 during the six months ended June 30, 1998 and 1997, respectively.


G.   Commitments and Contingent Liabilities

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

          Introduction

          The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 1998, compared to the corresponding periods in 1997 and the changes in financial condition and liquidity from December 31, 1997. This discussion should be read in conjunction with the Consolidated
          Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, along with the consolidated financial statements and related notes included in and referred to within this report.

          All per share information is computed using average common shares outstanding, assuming dilution.

                              Results of Operations

          Net Income and Earnings Per Share

          Net income available to common shareholders for the quarter ended June 30, 1998 was $121.6, a decrease of 3.6% when compared to the respective prior year amount of $126.2. Earnings per common share increased by 1.1% to $.95 from $.94 a year earlier and reflects a 5.5% decline in diluted average common shares outstanding, primarily resulting from the March 1998 repurchase of shares from Compagnie Generale d' Industrie et de Participations (CGIP). Further details of this transaction are presented under Liquidity and Capital Resources as provided later in this discussion. The effects of a stronger U.S. dollar reduced net income by approximately $.02 per share in the second quarter of 1998.

          For the six months ended June 30, 1998, net income available to common shareholders was $158.2 or $1.24 per common share compared with net income of $159.3 or $1.22 per common share for the same period in 1997.

          Net Sales

          Net sales in the quarter decreased 1.8% from $2,286.6 in 1997 to $2,245.0 in 1998. Net sales for the first six months of 1998 were $4,137.4, a decrease of $86.5 or 2.0% from net sales of $4,223.9 for the same period in 1997. Excluding the effects of foreign exchange translation and the divestiture of the Crown-Simplimatic machinery operations (disposed of in May of 1997), net sales would have been .8% higher for the quarter and 2.1% higher for the six months. The strengthening of the U.S. dollar against other currencies, primarily those within Europe, reduced consolidated net sales by $48.6 in the second quarter as compared to 1997. In the quarter, sales from U. S. operations increased by 1.1% and those in non-U.S. markets decreased by 3.7%. U.S. sales, in the second quarter, accounted for approximately 40.7% of consolidated net sales in 1998 and 39.5% in 1997. Sales of beverage cans and ends as a percentage of consolidated net sales have increased in the second quarter from 30.9% to 32.7% and sales of food cans and ends have increased from 28.2% to 28.4% compared to the prior year second quarter. North American beverage can and end sales represented 20.2% and 18.9%, respectively, of consolidated net sales for the quarter and six months ended June 30, 1998 as compared to 18.4% and 17.2% for the comparable periods in 1997.

                        Crown Cork & Seal Company, Inc.

          An analysis of comparative net sales by operating division follows:

                                      Net Sales                          Percentage Change
                 --------------------------------------------------  -----------------------
                      Second Quarter           Six Months Ended         Second      Six
                      --------------           ----------------         ------      ---
                    1998          1997         1998        1997         Quarter    Months
                    ----          ----         ----        ----         -------    ------
Divisions:

Americas         $  1,068.1   $  1,012.6   $  1,969.6   $  1,864.1        5.5%       5.7%
Europe              1,054.2      1,103.7      1,944.7      2,026.3       (4.5%)    ( 4.0%)
Asia-Pacific           91.7        104.2        166.8        201.6      (12.0%)    (17.3%)
Other                  31.0         66.1         56.3        131.9      (53.1%)    (57.3%)
                 ----------   ----------   ----------   ----------

                 $  2,245.0   $  2,286.6   $  4,137.4   $  4,223.9       (1.8%)     (2.0%)
                 ==========   ==========   ==========   ==========


          Net sales in the Americas Division increased by $55.5 or 5.5% and $105.5 or 5.7% for the three and six months ended June 30, 1998 as compared to the same periods in 1997. The increase in the quarter was primarily due to sales unit volume increases in (i) U. S. aerosol cans and beverage cans and ends, (ii) U. S. PET beverage containers, primarily single serve 20 ounce bottles and beverage preforms, (iii)
          U. S. plastic beverage closures and (iv) beverage cans and ends at the Company's new beverage can and end plants in Brazil partially offset by (i) lower U. S. food can volumes, (ii) lower Canadian beverage can volumes and (iii) decreased aluminum prices which forced decreases in selling prices in aluminum beverage cans and ends.

          Net sales in the European Division decreased $49.5 or 4.5% and $81.6 or 4.0% for the three and six months ended June 30, 1998, due primarily to the general weakening of most European currencies against the U. S. dollar. The impact of translation on sales resulted in a net sales reduction of $32.1 in the quarter. Excluding the impact from translation, net sales would have been down 1.6% in the quarter and up .1% for the six months as compared to the prior year periods. Second quarter local sales decreased primarily due to lower sales unit volumes of food, aerosol and beverage cans, partially offset by increased sales unit volumes in (i) beverage ends, (ii) plastic closures and (iii) PET beverage bottles. Competition has remained very aggressive throughout the division in most product lines.

          Net sales in the Asia-Pacific Division have decreased $12.5 or 12.0% and $34.8 or 17.3% for the three and six months ended June 30, 1998 from a year earlier due to (i) weakening Asian currencies resulting in a U. S. dollar sales loss of $6.1 and (ii) the general economic slowdown in the region. Excluding the impact from translation, local sales would have been lower by 6.1% in the quarter and 11.2% for the six months compared to the same periods in 1997. The decline in local sales is due primarily to (ii) lower food can sales unit volumes primarily reflecting the restructuring of operations in Malaysia and Singapore in 1997 and (ii) competitive pricing throughout the region; partially offset by increased beverage can volumes resulting from full production at the Company's new plant in Singapore along with increased demand in both China and Vietnam

          Net sales for Other operating units are lower for the three and six months ended June 30, 1998 compared to the prior year periods due primarily to the May 1997 divestiture of the Company's Crown-Simplimatic machinery operations and lower sales at the Company's Golden Aluminum facilities.

                        Crown Cork & Seal Company, Inc.

          Cost of Products Sold

          Cost of products sold, excluding depreciation and amortization, was $1,727.2 for the quarter and $3,229.4 for the six months ended June 30, 1998, a decrease of 3.3% and 3.0%, respectively, as compared to the same periods in 1997. The decrease reflects (i) cost savings from restructuring programs, (ii) decreased aluminum costs and (iii) the appreciation of the U.S. dollar against most foreign currencies; offset by increased sales unit volumes in many product lines.

          As a percentage of net sales, cost of products sold was 76.9% and 78.1% for the quarter and six months ended June 30, 1998, as compared to 78.1% and 78.8% in the same periods of 1997. The improvement has resulted from (i) increased U. S. sales unit volumes, (ii) benefits derived from the Company's continuing cost containment and restructuring programs and (iii) the effect of decreases in raw material costs.

          Selling and Administrative

          Selling and administrative expenses for the quarter ended June 30, 1998 were $93.2, a decrease of $11.4 or 10.9% from the second quarter of 1997. As a percentage of net sales, selling and administrative expenses, excluding depreciation, were 4.2% in the second quarter as compared to 4.6% for the same period of 1997. For the six months ended June 30, 1998, these expenses have decreased $17.7 or 8.5% from a year earlier and, as a percentage of net sales, decreased from 4.9% in 1997 to 4.6% in 1998. The decrease in 1998 costs is directly related to the restructuring of activities within acquired CarnaudMetalbox (CMB) operations.

          Operating Income

          For the quarter ended June 30, 1998, consolidated operating income increased $31.4 or 12.2% compared to the same period in 1997. For the six months ended June 30, 1998, consolidated operating income increased $37.7 or 9.3% from the same period a year earlier. Operating income as a percentage of net sales was 12.9% and 10.7% for the quarter and six months ended June 30, 1998 as compared to 11.2% and 9.6% for the same periods in 1997. An analysis of operating income by operating division follows:

                             Operating Income                 Percentage Change
               --------------------------------------------  -------------------
                   Second Quarter        Six Months Ended      Second      Six
                   --------------        ----------------      ------      ---
                  1998        1997       1998        1997      Quarter    Months
                  ----        ----       ----        ----      -------    ------
Divisions:

Americas         $   89.4   $   90.2   $  144.1   $  147.4      (.9%)    ( 2.2%)
Europe              195.8      158.2      293.5      247.4     23.8%      18.6%
Asia-Pacific           .6        8.6        1.7        8.8    (93.0%)    (80.7%)
Other                 2.7         .1        5.2        3.2                62.5%
                 --------   --------   --------   --------

                 $  288.5   $  257.1   $  444.5   $  406.8     12.2%       9.3%
                 ========   ========   ========   ========

          As a percentage of net sales, operating income for the Americas Division was 8.4% in the second quarter and 7.3% for the first six months of 1998 as compared to 8.9% and 7.9% for the same periods in 1997. The decrease in second quarter 1998 operating margin was primarily due to (i) continued U.S. pricing pressures in both metal and plastic beverage containers, (ii) lower beverage can pricing in Argentina and Brazil and (iii) production inefficiencies at the Company's new beverage can and end plants in Brazil; partially offset by sales unit volume increases in most product lines.

                        Crown Cork & Seal Company, Inc.

          Operating income as a percentage of net sales for the European Division was 18.6% in the second quarter and 15.1% for the first six months of 1998 as compared to 14.3% and 12.2% for the comparable periods in 1997. The increased margin is directly attributable to (i) the benefits realized from the closure or reorganization of inefficient plants, removal of products with negative contribution and the elimination of excess administrative overheads as part of the cost reduction programs initiated with the acquisition of CMB and (ii) increased sales unit volumes in PET beverage bottles and plastic closures; offsetting the (i) appreciation of the U.S. dollar against most European currencies and (ii) decreased sales unit volumes for food and beverage cans. Competitive pricing, especially in certain food can markets, continues to restrain profit growth.

          Operating income in the Asia-Pacific Division as a percentage of net sales was .7% in the second quarter and 1.0% for the first six months of 1998 versus 8.3% and 4.4% in the same periods of 1997. The decrease in 1998 operating margins is due primarily to (i) the appreciation of the U. S. dollar against most Asian currencies, (ii) weak demand due to the general economic slowdown in the region and (iii) competitive pricing throughout the region.

          Operating income for Other operating units was 8.7% of net sales in the quarter and 9.2% for the six months ended June 30, 1998 as compared to .2% and 2.4% for the same periods in 1997. The improvement in the operating margin is directly attributable to the May 1997 divestiture of the Company's Crown-Simplimatic machinery operations.

          Net Interest Expense / Income

          Net interest expense for the second quarter and six months ended June 30, 1998 was $91.7 and $178.1, respectively, as compared to $84.6 and $169.9 for the comparable periods in 1997. The increase in net interest expense is due primarily to cash requirements for restructuring programs and the March 1998 stock repurchase from CGIP.

          Taxes on Income

          The effective tax rate for the six months ended June 30, 1998 was 35.7% as compared to 33.5% for the same period of 1997. The effective tax rate of 35.7% exceeds the U. S. statutory rate of 35% due primarily to provisions for state taxes and non-deductible amortization of goodwill and other intangibles offset partially by income derived from non-U. S. operations which are taxed at lower rates than the U. S. statutory rate.

          Minority Interests, Net of Equity in Earnings of Affiliates

          Minority interests, net of equity earnings, improved in the quarter by $1.9 and $8.2 for the first six months compared to the prior year periods due primarily to (i) increased operating results in the Company's unconsolidated joint ventures in Brazil and Venezuela, (ii) decreased profits in the Company's consolidated joint ventures in China and (iii) no further losses being recognized in the Company's unconsolidated joint venture in Korea as the investment has been reduced to zero and the Company does not plan nor is required to inject capital in the future.

                        Crown Cork & Seal Company, Inc.

                         Liquidity and Capital Resources

          Cash from Operations

          Net cash of $133.8 was used by operating activities during the six months ended June 30, 1998, as compared to cash used of $148.9 for the same period in 1997. The improvement in cash used by operating activities is related to increased profits from continuing operations (income before gain on sale of assets). Due to higher sales volumes in the second and third quarters, it is customary for large working capital buildups in the first six months.

          Investing Activities

          Investing activities used cash of $249.0 during the six months ended June 30, 1998 compared with cash used of $97.5 for the same period in 1997. The increase in cash used in investing activities is primarily due to (i) the 1997 divestiture of the Crown-Simplimatic machinery operations which resulted in cash proceeds of $90 in 1997, (ii) capital expenditures for the six months ended June 30, 1998 of $237.3, an increase of $34.7 as compared to capital expenditures of $202.6 during the same period of 1997 and (iii) expenditures for the acquisition of businesses, net of cash acquired, of $34.2 as compared to $10.0 for the same period in 1997.

          Financing Activities

          Financing activities provided cash of $394.2 during the six months ended June 30, 1998 compared with $302.1 for the prior year period.

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

          Total debt, net of cash and cash equivalents, at June 30, 1998 was $5,745.9 and represents an increase of $865.4 above the December 31, 1997 level of $4,880.5. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 62.1% at June 30, 1998 as compared to 56.1% at December 31, 1997. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity.

          The increase in total debt, net of cash and cash equivalents, from December 31, 1997 is due primarily to (i) the repurchase of shares from CGIP, (ii) the funding of the Company's restructuring activities and (iii) the funding of working capital requirements on a short-term basis through the issuance of commercial paper.

          The Company funds its working capital requirements on a short-term basis primarily through issuances of commercial paper. The commercial paper program is supported by a $2,500 multi-currency credit agreement which matures in February 2002 with interest at market rates. The Company's use of the facility is not restricted. At June 30, 1998 and 1997, $200.5 and $407.9, respectively, was drawn against this facility. At December 31, 1997, $355.2 was drawn against this facility. Based on the Company's

                        Crown Cork & Seal Company, Inc.

          intention and ability to maintain its credit facility beyond 1999 and 1998, respectively, $700 of commercial paper borrowings were classified as long-term at both June 30, 1998 and 1997. There was $2,494.2 and $1,554.6 in commercial paper outstanding at June 30, 1998 and 1997, respectively, and $1,248.0 outstanding at December 31, 1997

          Recent Accounting Developments

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This accounting standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives are recognized as either assets or liabilities in the statement of financial position and are measured at their fair values. The Company is currently evaluating the requirements of this standard to determine its impact on the consolidated financial statements.

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

          Year 2000

          The Company has substantially completed an inventory of critical information systems, manufacturing equipment and facilities worldwide in support of its Year 2000 (Y2K) global assessment. In addition to addressing these internal Y2K risks, the Company has also initiated global reviews of the Y2K compliance of the Company's critical vendors, customers, and other third parties to assess the Company's external Y2K risks. These assessment efforts are expected to be substantially completed during the fourth quarter of 1998.

          The Company is currently remediating (or in the process of launching remediation of ) its important systems within each of its divisions. The targeted completion date for all critical modifications is mid-1999; however, additional refinement and system testing may continue through the end of 1999.

                        Crown Cork & Seal Company, Inc.

          Meaningful cost estimates will not be available until the completion of the Company's internal Y2K assessment effort. However, at the present time, management does not expect these costs to have a material adverse effect on the Company's financial position, cash flows or results of operations.

          The foregoing timetable and initial assessment of cost exposure to correct Y2K issues reflects management's best estimates. These estimates are based upon many assumptions, including assumptions about the ultimate results of its internal Y2K assessment efforts and the availability and capability of resources to remediate and modify affected systems. The Company, however, cannot reasonably estimate the potential impact on its financial condition and operations if critical vendors, customers or key third parties, including governments, do not become Y2K capable on a timely basis. As noted previously, the Company is currently assessing the Y2K compliance of critical third parties. In order to mitigate such external risks, the Company has begun contingency planning to address potential disruptions in electrical, telecommunications, transportation and distribution services. The Company can give no assurance that all critical third parties will become compliant; and, accordingly, management is developing strategies to minimize the effect, if any, on the Company from such failures by third parties to be Y2K compliant.

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

          While the Company periodically reassesses material trends and uncertainties affecting the Company=s results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in the Company's quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward-looking statement in light of future events.

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

                        Crown Cork & Seal Company, Inc.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on April 23, 1998. The matters voted upon and the results thereof are set forth in
          Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and such Item 4 is incorporated herein by reference.


Item 5.   Other Information

          Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 intended to be presented for action at the Company's 1999 Annual Meeting of Shareholders will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Company earlier than January 23, 1999 or later than February 22, 1999.

          On July 23, 1998, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock and $.4712 per share on the Company's 4.5% convertible preferred stock. Both dividends are payable on August 20, 1998 to shareholders of record on August 6, 1998.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               2. Letter Agreement, dated July 9, 1998, between Compagnie Generale d'Industrie et de Participations and Crown Cork & Seal Company, Inc.

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

Date: August 13, 1998