Form 10-Q
period 1998-09-30
CROWN CORK & SEAL CO INC
filed 1998-11-17
CIK 25890

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                  215-698-5100
              (Registrant=s telephone number, including area code)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 122,337,398 shares of Common Stock outstanding as of October 31,1998.


================================================================================

                         Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                      (In millions except per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------

Three months ended September 30,                                                     1998         1997
--------------------------------------------------------------------------------------------------------


Net sales                                                                       $   2,291.0  $   2,341.3
                                                                                -----------  -----------
Cost, expenses & other income
  Cost of products sold, excluding depreciation and amortization                    1,803.7      1,835.9
  Depreciation and amortization                                                       133.9        136.6
  Selling and administrative expense                                                   91.1        102.8
  Provision for restructuring                                                         186.6         66.6
  Gain on sale of assets                                                                            (3.9)
  Interest expense                                                                    102.2         95.2
  Interest income                                                                     (12.4)       (10.7)
  Translation and exchange adjustments                                                  7.8          3.2
                                                                                -----------  -----------
                                                                                    2,312.9      2,225.7
                                                                                -----------  -----------


Income before income taxes                                                            (21.9)       115.6

Provision for income taxes                                                             (3.8)        35.3
Minority interests, net of  equity earnings                                            (3.0)         5.0
                                                                                -----------  -----------

Net income                                                                            (21.1)        85.3

Preferred stock dividends                                                               4.1          5.9
                                                                                -----------  -----------

Net income available to common shareholders                                    ($      25.2) $      79.4
                                                                                ===========  ===========

Earnings per average common share:
                  Basic                                                        ($       .20) $       .62
                                                                                ===========  ===========
                  Diluted                                                      ($       .20) $       .61
                                                                                ===========  ===========
Dividends per common share                                                      $       .25  $       .25
                                                                                ===========  ===========
Weighted average common shares outstanding:
                  Basic                                                               123.7        128.3
                  Diluted                                                             131.6        140.1
--------------------------------------------------------------------------------------------------------

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


                       CONSOLIDATED STATEMENTS OF INCOME
                      (In millions except per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------

Nine months ended September 30,                                                      1998         1997
--------------------------------------------------------------------------------------------------------

Net sales                                                                       $   6,428.4  $   6,565.2
                                                                                -----------  -----------
Cost, expenses & other income
  Cost of products sold, excluding depreciation and amortization                    5,033.1      5,166.3
  Depreciation and amortization                                                       406.6        414.8
  Selling and administrative expense                                                  281.9        311.3
  Provision for restructuring                                                         186.6         66.6
  Gain on sale of assets                                                                           (38.1)
  Interest expense                                                                    300.1        281.8
  Interest income                                                                     (32.2)       (27.4)
  Translation and exchange adjustments                                                 15.3          6.0
                                                                                -----------  -----------
                                                                                    6,191.4      6,181.3
                                                                                -----------  -----------

Income before income taxes                                                            237.0        383.9


Provision for income taxes                                                             88.5        125.2
Minority interests, net of  equity earnings                                            (2.2)        (2.4)
                                                                                -----------  -----------

Net income                                                                            146.3        256.3

Preferred stock dividends                                                              13.3         17.6
                                                                                -----------  -----------

Net income available to common shareholders                                     $     133.0  $     238.7
                                                                                ===========  ===========

Earnings per average common share:
                  Basic                                                         $      1.06  $      1.86
                                                                                ===========  ===========
                  Diluted                                                       $      1.06  $      1.83
                                                                                ===========  ===========
Dividends per common share                                                      $       .75  $       .75
                                                                                ===========  ===========
Weighted average common shares outstanding:
                  Basic                                                               125.1        128.5
                  Diluted                                                             134.0        140.4
--------------------------------------------------------------------------------------------------------

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


                    CONSOLIDATED BALANCE SHEETS (Condensed)
                      (In millions except per share data)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                                September 30,  December 31,
                                                                                    1998          1997
------------------------------------------------------------------------------------------------------------


Assets
Current assets
   Cash and cash equivalents                                                    $      241.5   $      205.6
   Receivables                                                                       1,841.6        1,353.5
   Inventories                                                                       1,466.4        1,387.5
   Prepaid expenses and other current assets                                           208.9          200.6
                                                                                ------------   ------------
                 Total current assets                                                3,758.4        3,147.2
                                                                                ------------   ------------

Long-term notes and receivables                                                         46.7           65.0
Investments                                                                             88.1           89.5
Goodwill, net of amortization                                                        4,662.0        4,625.2
Property, plant and equipment                                                        3,685.5        3,663.9
Other non-current assets                                                               849.0          714.9
                                                                                ------------   ------------
                 Total                                                          $   13,089.7   $   12,305.7
                                                                                ============   ============

Liabilities and shareholders' equity
Current liabilities
   Short-term debt                                                              $    2,487.6   $    1,385.4
   Current portion of long-term debt                                                   398.0          399.3
   Accounts payable and accrued liabilities                                          2,285.3        2,236.7
   United States and foreign income taxes                                               60.7           27.9
                                                                                ------------   ------------
                 Total current liabilities                                           5,231.6        4,049.3
                                                                                ------------   ------------

Long-term debt, excluding current maturities                                         3,192.1        3,301.4
Postretirement and pension liabilities                                                 710.7          711.7
Other non-current liabilities                                                          465.6          431.3
Minority interests                                                                     275.9          282.8
Shareholders' equity                                                                 3,213.8        3,529.2
                                                                                ------------   ------------
              Total                                                             $   13,089.7   $   12,305.7
                                                                                ============   ============

Book value per common share                                                     $      24.69   $      25.26
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


               CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                      1998       1997
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net  income                                                                 $   146.3  $   256.3
    Depreciation and amortization                                                   406.6      414.8
    Provision for restructuring                                                     126.9       43.3
    Gain on sale of assets                                                                     (27.6)
    Change in assets and liabilities, other than debt, net of
       businesses acquired                                                         (613.5)    (620.2)
                                                                                ---------  ---------
        Net cash provided by operating activities                                    66.3       66.6
                                                                                ---------  ---------
Cash flows from investing activities
    Capital expenditures                                                           (342.1)    (343.3)
    Acquisition of businesses, net of cash acquired                                 (31.0)     (10.0)
    Proceeds from sale of property, plant and equipment                              32.8       34.0
    Proceeds from sale of businesses                                                 31.8       90.0
    Other, net                                                                      (18.6)      (5.9)
                                                                                ---------  ---------
        Net cash used in investing activities                                      (327.1)    (235.2)
                                                                                ---------  ---------
Cash flows from financing activities
    Proceeds from long-term debt                                                      5.4       24.7
    Repayment of long-term debt                                                    (146.0)    (264.2)
    Net change in short-term debt                                                   999.6      578.9
    Stock repurchased                                                              (461.8)     (17.2)
    Dividends paid                                                                 (108.4)    (114.0)
    Common stock issued                                                              13.8        8.9
    Minority contributions, net of dividends paid                                    (2.3)       4.5
                                                                                ---------  ---------
        Net cash provided by financing activities                                   300.3      221.6
                                                                                ---------  ---------
Effect of exchange rate changes on cash and cash equivalents                         (3.6)     (16.1)

Net change in cash and cash equivalents                                              35.9       36.9
Cash and cash equivalents at beginning of period                                    205.6      160.4
                                                                                ---------  ---------
Cash and cash equivalents at end of period                                      $   241.5  $   197.3
                                                                                =========  =========

-----------------------------------------------------------------------------------------------------
                                                                                     1998       1997
-----------------------------------------------------------------------------------------------------
Schedule of non-cash investing activities:
    Acquisition of businesses:
      Fair value of assets acquired                                             $    74.5  $    70.0
      Note Payable                                                                             (60.0)
      Liabilities assumed                                                           (43.5)
                                                                                ---------  ---------
                     Cash Paid                                                  $    31.0  $    10.0
                                                                                =========  =========
-----------------------------------------------------------------------------------------------------

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                    |                                                        Accumulated
                                                    |                                                        Other
                               Comprehensive Income |Preferred  Common    Paid-In     Retained    Treasury   Comprehensive
                              Quarter  Year-To-Date |Stock      Stock     Capital     Earnings    Stock      Income          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        |$520.8     $779.0    $1,560.7    $1,327.2    ($137.0)   ($521.5)      $3,529.2
Net income                   ($ 21.1)     $146.3    |                                    146.3                                146.3
Translation adjustments        125.7        93.9    |                                                           93.9           93.9
                              ------      ------    |
Comprehensive income          $104.6      $240.2    |
                              ======      ======    |
Dividends declared:                                 |
    Common                                          |                                    (94.3)                               (94.3)
    Preferred                                       |                                    (13.3)                               (13.3)
Stock repurchased                                   |(169.9)                (260.3)                 (31.6)                   (461.8)
Common stock issued                                 |                         11.5                    2.3                      13.8
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                       |$350.9     $779.0    $1,311.9    $1,365.9    ($166.3)    ($427.6)     $3,213.8
====================================================================================================================================
                                                    |                                                        Accumulated
                                                    |                                                        Other
                               Comprehensive Income |Preferred  Common    Paid-In     Retained    Treasury   Comprehensive
                              Quarter  Year-To-Date |Stock      Stock     Capital     Earnings    Stock      Income          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                        |$520.8     $779.0    $1,567.3    $1,185.0    ($136.9)   ($351.9)      $3,563.3
Net income                    $85.3       $256.3    |                                    256.3                                256.3
Translation adjustments        (3.5)      (140.7)   |                                                        (140.7)         (140.7)
                              -----       ------    |
Comprehensive income          $81.8       $115.6    |
                              =====       ======    |
Dividends declared:                                 |
    Common                                          |                                    (96.4)                               (96.4)
    Preferred                                       |                                    (17.6)                               (17.6)
Stock repurchased                                   |                        (15.6)                  (1.6)                    (17.2)
Common stock issued                                 |                          7.6                    1.3                       8.9
----------------------------------------------------|-------------------------------------------------------------------------------
Balance at September 30, 1997                       |$520.8    $779.0     $1,559.3    $1,327.3    ($137.2)    ($492.6)     $3,556.6
====================================================================================================================================

Certain prior year balances have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                  (Unaudited)


A.       Statement of Information Furnished
         ----------------------------------

         The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of September 30, 1998, and the results of its operations and cash flows for the periods ended September 30, 1998 and 1997, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

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

B.       Earnings Per Share
         ------------------

         The following table summarizes the basic and diluted earnings per common share computations for the periods ended September 30, 1998 and 1997, respectively:

                                                        1998                                 1997
                                            --------------------------           --------------------------
                                                       Average                              Average
        Quarter                             Income      Shares     EPS           Income      Shares     EPS
        -------                             --------------------------           --------------------------

        Net income                          ($ 21.1)                             $85.3
           Less:
              Preferred dividends             ( 4.1)                              (5.9)
                                             ------                               -----
        Basic EPS                           ($ 25.2)    123.7    ($ .20)          79.4       128.3     $ .62

        Potentially dilutive securities:
              Stock options                                                                     .5
              Assumed preferred
                 stock conversion                         7.9                      5.9        11.3
                                             ------     -----                    -----       -----
        Diluted EPS                         ($ 25.2)    131.6    ($ .20)*        $85.3       140.1     $ .61
                                             ======     =====                    =====       =====


                                                        1998                                 1997
                                            --------------------------           --------------------------
                                                       Average                              Average
      Year-to-date                          Income      Shares     EPS           Income      Shares     EPS
      ------------                          --------------------------           --------------------------

        Net income                           $146.3                              $256.3
           Less:
             Preferred dividends              (13.3)                              (17.6)
                                             ------                              ------
        Basic EPS                             133.0     125.1     $1.06           238.7      128.5     $1.86

        Potentially dilutive securities:
             Stock options                                 .2                                   .6
              Assumed preferred
                 stock conversion                         8.7                      17.6       11.3
                                             ------     -----                    ------      -----
        Diluted EPS                          $133.0     134.0     $1.06*         $256.3      140.4     $1.83
                                             ======     =====                    ======      =====

          *1998 diluted E.P.S. is the same as Basic E.P.S. due to the anti-dilutive effect from the assumed conversion of the preferred stock and the addback of preferred dividends.

                        Crown Cork & Seal Company, Inc.


C.        Inventories
          -----------

                        --------------------------------------------------------

                                                  September 30,     December 31,
                                                     1998              1997
                        --------------------------------------------------------

                        Finished goods            $  592.4          $  560.5
                        Work in process              215.1             187.3
                        Raw  materials               441.3             467.6
                        Supplies and repair parts    217.6             172.1
                                                  --------          --------
                                                  $1,466.4          $1,387.5
                                                  ========          ========


   D.    Restructuring
         -------------

         During the third quarter of 1998, the Company provided $186.6 ($126.9 after-tax or $ .96 per diluted share) for the costs associated with closing twelve plants and reorganizing three plants throughout the Company. These costs comprised severance pay and benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 2,700 employees, 7% of the then current workforce, is $99.0 and is primarily a cash expense. Employees to be terminated will include employees at each plant to be closed or reorganized including salaried employees and employees of the respective unions represented at each plant site. The cost associated with the write-down of assets (principally property, plant and equipment) is $67.0 and has been reflected as a reduction in the carrying value of the Company's assets. Lease termination and other exit costs are $20.6 and
         are  primarily  cash  expenses.   The Company anticipates that the
         restructuring actions will generate after-tax savings of approximately $64 ($.48 per diluted share) on an annualized basis when fully implemented. This rationalization of less efficient capacity follows a series of productivity-related investments in the Company's plants over the past several years.

         During the third quarter of 1997, the Company provided $66.6 ($43.3 after taxes or $.31 per diluted share) for the costs associated with a plan to improve the structure of its polyethylene terephthalate ("PET") plastic beverage container business in the United States by closing and reorganizing six manufacturing locations in its CONSTAR subsidiary along with other, non-PET, restructuring activities, primarily in Europe. Annual savings relating to these actions, when fully implemented, are expected to be approximately $20 ($.14 per diluted share).

         The Company has incurred restructuring and exit costs relative to the acquisition of CarnaudMetalbox (CMB). Affected by the plan of restructuring were forty plants and regional administrative offices which were closed and an additional fifty-two plants which were reorganized. Since commencement of the plan of restructuring, the Company determined alternative sites for manufacture and qualified the new manufacturing sites with customers. The Company accrued approximately $534 for the costs associated with restructuring CMB operations and allocated such costs to the purchase price of CMB in accordance with purchase accounting requirements. These costs comprised; severance pay and benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 6,500 employees was approximately $257 and was primarily a cash expense. The write-down of assets (principally property, plant and equipment) was approximately $217 and has been reflected as a reduction in the carrying value of the Company's assets. Lease termination and other exit costs, primarily repayments of government grants and subsidies, were approximately $60 and were primarily cash expenses. The restructuring costs recorded in

                        Crown Cork & Seal Company, Inc.


         connection with the CMB acquisition included a $95 restructuring charge announced in 1996 by CarnaudMetalbox Asia, Ltd., a subsidiary of the Company. Remaining balances in the restructuring reserve primarily relate to employee termination agreements. Such agreements are made with the respective union or with the local governmental body, whereby a portion of the employee severance is paid when the employee is terminated and the remaining portion is paid out over an agreed period.

         The Company anticipates that the plan of restructuring CMB operations will generate annual cost savings of approximately $160($105 after-tax) on a full year basis. Capital expenditures of approximately $100 were made to expand and upgrade other facilities to minimize the adverse effects of the restructuring on existing business and customer relationships.

         The balance of the restructuring reserves (excluding the write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve are as follows:

                                    Opening                                       Transfer       Ending
                                    Balance         1998             1998         against        Balance
                                    1/1/98        Provision        Activity        assets        9/30/98
                                    --------------------------------------------------------------------

         Employee costs             $119.5         $ 99.0         ($ 88.1)                       $130.4
         Writedown of assets                         67.0                         (  67.0)
         Lease termination
           and other exit costs       35.8           20.6         (  32.5)                         23.9
                                    ------         ------          ------          ------        ------
                                    $155.3         $186.6         ($120.6)        ($ 67.0)       $154.3
                                    ======         ======          ======          ======        ======



         The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters, many of which are outside the Company's control. The Company's estimates of cost savings, which are unaudited, are not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and is subject to the considerations described herein on page 20 under "Forward-Looking Statements" within Item 2 - "Management's Discussion and Analysis of Results of Operations and Financial Condition". Shareholders are cautioned not to place undue reliance on the estimates or the underlying assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

                        Crown Cork & Seal Company, Inc.


   E.    New Reporting and Disclosure Requirement
         ----------------------------------------

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

         As of September 30, 1998 and September 30, 1997, accumulated other comprehensive income (loss), as reflected in the consolidated statements of changes in shareholders' equity, comprised the following:

                                                September 30,     September 30,
                                                    1998              1997
                                                -------------     -------------

         Minimum pension liability adjustments    ($ 16.9)          ($ 14.8)
         Cumulative translation adjustments       ( 410.7)          ( 477.8)
                                                   ------            ------
                                                  ($427.6)          ($492.6)
                                                   ======            ======


   F.    Supplemental Cash Flow Information
         ----------------------------------

         Cash payments for interest, net of amounts capitalized ($4.1 and $5.5 for 1998 and 1997, respectively), were $272.6 and $263.1 during the nine months ended September 30, 1998 and 1997, respectively. Cash payments for income taxes amounted to $27.1 and $45.7 during the nine months ended September 30, 1998 and 1997, respectively.


   G.    Commitments and Contingent Liabilities
         --------------------------------------

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

         The Company is subject to various lawsuits and claims with respect to matters such as those pertaining to environmental, product liabilty, and safety and health matters. The ultimate liability cannot presently be determined as considerable uncertainties exist. It is posssible that results of operations in a particular period could be materially affected by certain contingencies. Management believes that based on current available information and after consultation with counsel that the ultimate disposition of matters that are pending or asserted will not have a material adverse effect on the financial positon of the Company.

                        Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         (in millions, except share, per share, employee, shareholder and statistical data)

         Introduction
         ------------

         The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 1998, compared to the corresponding periods in 1997 and the changes in financial condition and liquidity from December 31, 1997. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, along with the consolidated financial statements and related notes thereto included in and referred to within this report.

         All per share information is computed using average common shares outstanding, assuming dilution. Per share information for 1998 excludes the anti-dilutive effect of convertible preference shares and their related dividends. Further details of the calculations of earnings per share are presented in Note B to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

         Restructuring
         -------------

         On September 22, 1998, the Company announced a restructuring program which will rationalize certain plants throughout the Company and which will reduce the number of employees by approximately 2,700, 7% of the then current workforce. The Company provided $186.6 ($126.9 after-tax or $.96 per diluted share) for the costs associated with the restructuring program.

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

         Further details of these actions are presented in Note D to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10- Q.

                             Results of Operations
                             ---------------------

         Net Income and Earnings Per Share
         ---------------------------------

         The Company reported a net loss of $25.2 or $.20 per common share for the third quarter of 1998 as compared with net income of $79.4 or $.61 per common share for the same period in 1997. Excluding restructuring charges and gains on sale of assets, third quarter net income available to common shareholders decreased $18.4 or 15.3% from $120.1 in 1997 to $101.7 in 1998. Earnings per common share, excluding restructuring charges and gains on asset sales, decreased 11.1% to $.80 from $.90 a year earlier and reflects a 6.1% decline in diluted average common shares outstanding, due primarily to the March 1998 repurchase of shares from Compagnie Generale d'Industries et de Participations
         (CGIP). Further details of this transaction are presented under Liquidity and Capital Resources as provided later in this discussion. Foreign currency weaknesses in Canada, Mexico and Brazil resulted in a reduction of approximately $.05 per common share to quarterly earnings.

         For the nine months ended September 30, 1998, net income available to common shareholders was $133.0 or $1.06 per common share compared with net income of $238.7 or $1.83 per common share for the same period in 1997. Net income for the nine months included after-tax restructuring charges of $126.9 and $43.3 for 1998 and 1997, respectively, and an after-tax gain on sale of assets of $27.6 in 1997. Excluding the non-recurring items, 1998 net income available to common shareholder increased 2.2% to $259.9 in 1998 from $254.4 in 1997 with earnings per share increasing 5.2% to $2.04 in 1998 from $1.94 in 1997.

                        Crown Cork & Seal Company, Inc.

         Net Sales
         ---------

         Net sales in the quarter were $2,291.0 and for the nine months ended September 30, 1998 were $6,428.4, a decrease of 2.1% from 1997 sales levels of $2,341.2 and $6,565.2, respectively. The weakening currencies in Canada, Mexico, Brazil and throughout Asia reduced consolidated net sales by $11.3 in the third quarter as compared to 1997. The impact of a stronger U. S. dollar, primarily against European currencies, reduced consolidated net sales for the first nine months of 1998 by $127.4 when compared to the same period in 1997. Excluding the effects of foreign exchange translation and divestitures, net sales would have been lower by 1.0% in the quarter and higher by 1.0% for the nine months when compared to the same periods in 1997.

         In the quarter, sales from U. S. operations decreased by 4.7% and those in non-U. S. markets increased marginally. U. S. sales, in the third quarter, accounted for approximately 40.4% of consolidated net sales in 1998 as compared to 41.7% in 1997. Sales of beverage cans and ends as a percentage of consolidated net sales have increased in the third quarter from 29.3% to 30.2% and sales of food cans and ends have increased from 34.0% to 34.6% compared to the prior year third quarter. North American beverage can and end sales as a percentage of consolidated net sales in the quarter were 17.4% and for the nine months were 18.1% compared to 17.2% and 17.1%, respectively, for the same periods in 1997.

         An analysis of comparative net sales by operating division follows:

                                          Net Sales                            Percentage Change
                         --------------------------------------------      -----------------------
                             Third Quarter        Nine Months Ended         Third            Nine
                             -------------        -----------------         -----            ----
                            1998       1997       1998        1997         Quarter          Months
                            ----       ----       ----        ----         -------          ------
         Divisions:

         Americas         $1,097.1   $1,111.1   $3,066.7    $2,975.2        (1.3%)           3.1%
         Europe            1,083.6    1,096.0    3,028.3     3,122.3        (1.1%)          (3.0%)
         Asia-Pacific         87.0       93.1      253.8       294.7        (6.6%)         (13.9%)
         Other                23.3       41.1       79.6       173.0       (43.3%)         (54.0%)
                          --------   --------   --------    --------
                          $2,291.0   $2,341.3   $6,428.4    $6,565.2        (2.1%)          (2.1%)
                          ========   ========   ========    ========

         Net sales in the Americas Division decreased $14.0 or 1.3% in the third quarter whereas net sales for the nine months increased $91.5 or 3.1% when compared to the same periods in 1997. The decrease in the quarter was due primarily to (i) lower sales unit volumes in the U. S., most notably, beverage cans and food cans and (ii) decreased aluminum prices which forced decreases in selling prices in beverage cans and ends, partially offset by increased sales unit volumes of (i) U. S. aerosol cans and (ii) U. S. PET beverage containers, primarily single serve 20 ounce bottles and beverage preforms.

         Net sales in the European Division decreased $12.4 or 1.1% and $94.0 or 3.0% for the three and nine months ended September 30, 1998. The impact on net sales from translation resulted in an increase in net sales of $11.9 in the quarter and a decrease in net sales of $72.2 year-to-date when compared to a year earlier. Excluding the impact on net sales from translation, net sales would have been down 2.2% in the quarter and .7% for the nine months as compared to the prior year periods. Third quarter local currency sales decreased primarily due to lower unit sales volumes of beverage cans and aerosol cans partially offset by increased unit sales volumes for plastic closures and food cans. Competition remains very aggressive throughout the division.

                        Crown Cork & Seal Company, Inc.

         Asia-Pacific net sales have decreased $6.1 or 6.6% and $40.9 or 13.9% for the three and nine months ended September 30, 1998. The impact on net sales from translation resulted in a decrease of $5.5 in the quarter and a decrease of $17.8 year-to-date when compared to the same periods a year earlier. Excluding the impact on net sales from translation, local sales were lower by .6% in the quarter and 7.8% for the nine months compared to the same periods in 1997. The decline in local sales is due primarily to (i) lower food can sales unit volumes primarily reflecting the restructuring of operations in Malaysia and Singapore in 1997 and (ii) competitive pricing throughout the region, partially offset by increased beverage can volumes resulting from full production at the Company's new plant in Singapore along with increased demand in both China and Vietnam.

         Net sales in the Other operating units are lower for the three and nine months ended September 30, 1998 compared to the prior year periods due primarily to lower third party sales at the Company's Golden Aluminum facilities in the quarter and year-to-date and to the divestiture of the Crown-Simplimatic machinery operations in May 1997.

         Cost of Products Sold
         ---------------------

         Cost of products sold, excluding depreciation and amortization, was $1,803.7 for the quarter and $5,033.1 for the nine months ended September 30, 1998, a decrease of 1.8% and 2.6%, respectively, as compared to the same periods in 1997. The decrease reflects (i) cost savings from restructuring programs, (ii) lower aluminum costs and
         (iii) the appreciation of the U.S. dollar against most foreign currencies offset by increased sales unit volumes in many product lines.

         As a percentage of net sales, cost of products sold was 78.7% and 78.3% for the quarter and nine months ended September 30, 1998, as compared to 78.4% and 78.7% in the same periods of 1997. The improvement year-to-date was due primarily to the benefits derived from the Company's continuing cost containment and restructuring programs and the effect of decreases in raw material costs, offset by competitive influences on selling prices.

         Selling and Administrative
         --------------------------

         Selling and administrative expenses for the quarter ended September 30, 1998 were $91.1, a decrease of $11.7 or 11.4% from the third quarter of 1997. As a percentage of net sales, selling and administrative expenses were 4.0% in the third quarter as compared to 4.4% for the same period of 1997. For the nine months ended September 30, 1998, these expenses have decreased $29.4 or 9.4% from a year earlier and, as a percentage of net sales, decreased from 4.7% in 1997 to 4.4% in 1998. The decrease in 1998 costs is primarily related to the restructuring activities within acquired CarnaudMetalbox (CMB) operations.

         Operating Income
         ----------------
         For the quarter, consolidated operating income decreased 62.0% to $75.7 from $199.4 for the comparable period in 1997. For the nine months ended September 30, 1998, consolidated operating income decreased 14.2% to $520.2 from $606.2 from the same period a year earlier. Consolidated operating income for the quarter and nine months ended September 30, 1998 included pretax restructuring charges of $186.6 as compared to $66.6 for the same periods in 1997.

                        Crown Cork & Seal Company, Inc.

         An analysis of operating income, excluding restructuring charges, by operating division follows:

                                      Operating Income                       Percentage Change
                          ----------------------------------------          ------------------
                            Third Quarter        Nine Months Ended           Third        Nine
                            -------------        -----------------           -----        ----
                           1998       1997       1998         1997          Quarter      Months
                           ----       ----       ----         ----          -------      ------
         Divisions:

         Americas         $ 90.3     $ 96.1     $234.4      $243.5          ( 6.0%)      ( 3.7%)
         Europe            167.9      168.3      461.4       415.7          (  .2%)       11.0%
         Asia-Pacific        1.9       (1.4)       3.6         7.4             -         (51.4%)
         Other               2.2        3.0        7.4         6.2          (26.7%)       19.4%
                          ------     ------     ------      ------
                          $262.3     $266.0     $706.8      $672.8          ( 1.4%)        5.1%
                          ======     ======     ======      ======

         As a percentage of net sales, operating income for the Americas Division was 8.2% in the third quarter and 7.6% for the first nine months of 1998, as compared to 8.6% and 8.2% for the same periods in 1997. The decrease in third quarter 1998 operating margin was primarily due to (i) continued U. S. pricing pressures in both metal and plastic beverage containers, (ii) lower beverage can pricing in Argentina and Brazil and (iii) sales unit volume decreases of beverage cans and food cans in the U. S.

         Operating income as a percentage of net sales for the European Division was 15.5% in the third quarter and 15.2% for the first nine months of 1998 as compared to 15.4% and 13.3% for the comparable periods in 1997. The increased margin is primarily attributable to(i) the benefits realized from the closure or reorganization of inefficient plants, removal of products with negative contribution and the elimination of excess administrative overheads as part of the cost reduction programs initiated with the acquisition of CMB and (ii) increased sales unit volumes of food cans and plastic closures; offsetting the (i) strength of the pound sterling relative to the European currencies and (ii) decreased sales unit volumes of beverage cans and plastic bottles. Competitive pricing, especially in certain food can markets, continues to restrain profit growth.

         Operating income in the Asia-Pacific Division as a percentage of net sales was 2.2% in the quarter and 1.4% for the nine months of 1998 when compared to a year earlier with a negative margin of 1.5% in the third quarter and a profit margin of 2.5% for the nine months of 1997. The improved margin in the quarter was due to the large third quarter 1997 devaluation of many Southeast Asian currencies not recurring in the third quarter of 1998. Additionally, strong food can sales in Thailand continue to offset the effects of weak Asian economies and competitive pricing throughout the region.

         Operating income for Other operating units was 9.4% of net sales in the quarter and 9.3% for the nine months of 1998 as compared to 7.3% and 3.6% for the same periods in 1997. The improvement in operating margins is primarily attributable to the May 1997 divestiture of the Crown-Simplimatic machinery operations.

         Net Interest Expense / Income
         -----------------------------

         Net interest expense for the third quarter and nine months ended September 30, 1998 was $89.8 and $267.9, respectively, as compared to $84.5 and $254.4 for the comparable periods in 1997. The increase in net interest expense is due primarily to increased borrowings to effect the restructuring programs and stock repurchases throughout the year.

                        Crown Cork & Seal Company, Inc.

         Taxes on Income
         ---------------

         The effective tax rate for the nine months ended September 30, 1998 was 37.3% as compared to 32.6% for the same period of 1997. The effective tax rate of 37.3% exceeds the U. S. statutory rate of 35% due primarily to provisions for state taxes and non-deductible amortization of goodwill and other intangibles offset partially by income derived from non-U. S. operations which are taxed at lower rates than the U. S. statutory rate.

         Minority Interests, Net of Equity in Earnings of Affiliates
         -----------------------------------------------------------

         Minority interests, net of equity earnings, decreased $8.0 in the third quarter, but improved $.2 year-to-date compared to the prior year periods. The decrease in the quarter was due primarily to increased minority interests as a result of the consolidation in 1998 of the Company's Moroccan joint venture which was previously accounted for on an equity basis.

                        Liquidity and Capital Resources
                        -------------------------------

         Cash from Operations
         --------------------

         Net cash of $66.3 was provided by operating activities during the nine months ended September 30, 1998, as compared to cash provided of $66.6 for the same period in 1997. Working capital is traditionally reduced in the fourth quarter of the year as receivables from the higher sales volumes of the second and third quarters are collected.

         Investing Activities
         --------------------

         Investing activities used cash of $327.1 during the nine months ended September 30, 1998 compared with cash used of $235.2 for the same period in 1997. The increase in cash used in investing activities is primarily due to (i) the 1997 divestiture of the Crown-Simplimatic machinery operations which resulted in cash proceeds of $90 in 1997 and
         (ii) expenditures for the acquisition of businesses, net of cash acquired, of $31.0 as compared to $10.0 for the same period in 1997.

         Financing Activities
         --------------------

         Financing activities provided cash of $300.3 during the nine months ended September 30, 1998 compared with $221.6 for the prior year period.

         On March 2, 1998, the Company completed the repurchase of approximately
         4.1 million shares of its common stock at $49.00 per share and approximately 3.7 million shares of its acquisition preferred at $46.00 per share from CGIP. The repurchased shares represented approximately 5.3% of the Company's then outstanding voting securities. The repurchased shares include all of CGIP's acquisition preferred position which represented approximately 30% of the then outstanding shares of acquisition preferred. The transaction includes an agreement to terminate the Shareholders Agreement dated February 22, 1996 between the Company and CGIP. Among other changes, CGIP will no longer retain the right to designate Company directors. The transaction value of $369 was financed through an increase in short-term indebtedness.

         Total debt, net of cash and cash equivalents, at September 30, 1998 was $5,836.2 and represents an increase of $955.7 above the December 31, 1997 level of $4,880.5. Total debt, net of cash and cash equivalents, as a percentage of total capitalization was 62.6% at September 30, 1998 as compared to 56.1% at December 31, 1997. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity.

                        Crown Cork & Seal Company, Inc.

         The increase in total debt, net of cash and cash equivalents, from December 31, 1997 is due primarily to (i) the repurchase of common and preferred shares, (ii) the funding of the Company's restructuring activities and (iii) the funding of working capital requirements on a short-term basis through the issuance of commercial paper.

         The Company funds its working capital requirements on a short-term basis primarily through issuances of commercial paper. In support of the commercial paper programs, a $2,500 multi-currency credit agreement exists which matures in February 2002 with interest at market rates. The Company's use of the facility is not restricted. At September 30, 1998 and 1997, $293.5 and $395.2, respectively, was drawn against this facility. At December 31, 1997, $355.2 was drawn against this facility. Based on the Company's intention and ability to maintain its credit facility beyond 1999 and 1998, respectively, $700 of commercial paper borrowings were classified as long-term at both September 30, 1998 and 1997. There were $2,490 and $1,500 in commercial paper outstanding at September 30, 1998 and 1997, respectively, and $1,248 outstanding at December 31, 1997.

         The Company announced on September 22, 1998 that the Board of Directors had approved several strategic initiatives designed to enhance shareholder value over the next several years. The initiatives included a reduction in planned capital expenditures for the next few years and a share repurchase program. Capital expenditures for 1999 and 2000 are expected to be approximately $300 per year. From 1996 through the end of 1998, the Company will have committed approximately $1,600 to capital expenditures.

         The share repurchase program allows for the reduction of up to ten million shares of outstanding common and preferred stock, representing approximately 7.5% of current combined shares outstanding. Purchases will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at management's discretion.

         Recent Accounting Developments
         ------------------------------

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

         For the year ended December 31, 1998, the Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
         Information." SFAS No. 131 requires the disclosure of segment information on the same basis that is used internally for evaluating performance and for allocating resources. The Company will also adopt SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", issued in February 1998. SFAS No. 132 revises the disclosure requirement for pension and other postretirement benefit plans. Neither standard will have an adverse effect on the Company's financial position, cash flows or results of operations.

         Market Risk
         -----------

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

                        Crown Cork & Seal Company, Inc.

         Year 2000
         ---------

         Computers and computer dependent equipment are used throughout the Company's operations. Certain computerized systems in use today were designed using two digits rather than four digits to define the applicable year, which could result in the systems recognizing a date containing "00" as the year 1900 rather than the year 2000. This could lead to miscalculations or system failures and is generally referred to as the "Year 2000" or "Y2K" issue.

         In order to address the Y2K issue, the Company established a steering committee that reports to the Company's senior executive management and the Board of Directors. The steering committee is responsible for the formulation of the Company's Y2K global plan and oversight of strategy, risk assessment, coordination and reporting. Offices have also been established within each division to roll out, monitor and manage implementation of the Company's global plan.

         The  Company's  global  plan is  divided  into  several  major  phases:
         Inventory and Assessment, Remediation Analysis, Implementation, and Contingency Planning.

         Inventory and Assessment - The inventory phase was substantially completed in June 1998 including the identification of critical vendor and other third party relationships. The scope of the inventory included the collection of site-specific data about critical systems including all information technology ("IT") hardware and software, data interchange points, embedded chips and programs in manufacturing, facilities and facility-support equipment. In addition, surveys were collected and data bases were utilized to assist in identifing critical vendors and other third parties.

         The assessment phase of the global plan is divided into internal and external risk assessment. The Company substantially completed its internal risk assessment during October 1998. This assessment covered both IT and non-IT risk areas including embedded systems in manufacturing equipment and telephone exchange systems. The Company has identified as having Y2K issues various mid-range IT systems, personal computers and servers, telephone systems and embedded systems in manufacturing and related equipment. The process of assessing the Company's external risks involves the identification of critical vendors, Y2K confirmation correspondence, evaluations and selected vendor reviews. The Company has completed the identification of its vendor relationships and has received to date approximately 40% of its requested Y2K confirmation letters. These assessments and reviews are expected to be ongoing through June 1999.

         Remediation Analysis - The Company is in the process of completing this project phase. During this stage of the project, remediation strategies were evaluated and planned to correct mid-range IT systems, personal computers and servers (including hardware and software). Key remediation strategies include systems upgrade, replacement, code remediation and systems consolidation. In addition, non-compliant telephone exchange equipment and other Y2K sensitive embedded systems will be remediated.

         Implementation - This phase involves the correction and testing of identified internal Y2K risks in accordance with the remediation analysis phase. Because of the lack of systems standardization and the relative age of systems within the Company's European operations, an IT remediation program was initiated in 1997. The Company anticipates that other remediation efforts for Europe will be launched during the fourth quarter of 1998. The Company's other divisions are scheduled to launch their internal IT and non-IT remediation efforts in the third and fourth quarters of 1998. The Company expects to complete its correction of all of its divisions' critical systems by June 1999. However, additional refinements may continue through the end of 1999.

         The Company anticipates that testing methods will include obtaining hardware and software certifications from critical vendors and consultants, and performing Y2K compliance tests of critical systems including data exchange with critical vendors and customers. The Company is targeting completion of testing of critical systems during the third quarter of July 1999. Testing of less critical systems is expected to be completed on an ongoing basis through the second half of 1999.

                         Crown Cork & Seal Company, Inc.

         Contingency Planning - The Company is in the process of developing a contingency plan to address potential disruptions that may result from unresolved Y2K issues. The Company's contingency plan may include identification of alternative suppliers and manufacturing sites and inventory management programs. The Company intends to complete most of its contingency planning by June 1999.

         The Company's Y2K global plan could be adversely affected if any of the Company's factors or assumptions are incorrect or if its ongoing review discovers unanticipated problems. The Company cannot give assurance that its global plan will be completed on schedule or that it will not uncover Y2K issues that could create a material impact on its performance.

         The Company believes that the most reasonably likely worst-case scenario for the Company with respect to the Y2K problem is the failure of a critical vendor, including but not limited to a utility supplier, to provide required goods and/or services after December 31, 1999. Such a failure could result in temporary production outages and lost sales and profits. The Company believes that because of the high degree of geographic dispersion of its operations (with approximately 247 plants in 49 countries), it is unlikely an isolated third-party failure would have a material adverse effect on the Company's results of operations, financial condition, or cash flow. The Company also believes that the formulation of contingency plans should reduce the severity and length of any such possible disruptions and losses. Nevertheless, because the Company's Y2K compliance is dependent upon key third party Y2K readiness, there can be no assurance that the Company's Y2K compliance efforts will preclude a Y2K issue or series of issues outside its direct control from adversely affecting its results of operations, financial condition or cash flow. In addition, although not anticipated, any failure by the Company to correct critical internal computer systems before Year 2000 could also have such an adverse effect.

         The Company estimates that it will spend approximately $25-$30 (pre-tax) for its Y2K compliance efforts, of which approximately 60% will be expensed as incurred. To date, the Company has spent approximately $6. The Company anticipates that funding for its Y2K compliance program will be from operating cash flows. The Company's total Y2K project cost estimate is based on presently available information and does not necessarily include all potential costs related to ongoing assessment and remediation or any execution of contingency plans brought about by internal or external Y2K issues, or cost estimate changes related to replacement systems or code remediation efforts. Actual results could differ from these estimates.

                        Crown Cork & Seal Company, Inc.

         Euro Conversion
         ---------------

         Certain participating countries of the European Union are scheduled to adopt the "Euro" on January 1, 1999. The Euro is intended to become the lead currency in the European Economic and Monetary Union formed by the participating countries, with national currencies expressed as a denomination of the Euro. During the three-and-a-half year transition period following its introduction, countries will be allowed to transact business both in the Euro and in their own currencies. On July 1, 2002, the Euro will be the one and only official currency in European Union countries who are participating in the conversion.

         The Company is currently addressing Euro-related issues and their impact on information systems, currency exchange rate risk, employment and benefits, taxation, contracts, competition and pricing. For the nine months ended September 30, 1998, approximately 25% of the Company's revenues were derived from operations in member countries of the European Economic and Monetary Union.

         Under an action plan initiated by the Company, teams have been formed to address selling prices and costs, personnel and communications, finance, administration and information technology. The Euro will be implemented initially as an additional currency both in domestic and foreign markets for European businesses domiciled in the European Monetary Union zone. Beginning in 1999 with the market release and implementation of Euro compliant software, the Company anticipates that its individual businesses will start to work on a dual currency basis where appropriate. This dual currency system will be introduced to ease the transition to the Euro for the Company's customers, suppliers and employees continuing to prefer to work in national currencies until January 1, 2002. After this date all transactions involving the Company with respect to countries participating in the Euro conversion will be based solely on the Euro.

         The Company has outstanding foreign exchange contracts, involving the currencies of countries participating in the Euro conversion. The Company believes that conversion to the Euro may reduce the amount of the Company's exposure to exchange rate risk,due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. As a result, the Company's foreign exchange hedging costs could be reduced. Conversely, because there will be less diversity in the Company's exposure to foreign currencies, movements of the Euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative.

         Although the Company has received commitments from certain key vendors that they will be Euro compliant, the Company can give no assurance that third parties on whom it depends will have the systems necessary to process Euro-denominated transactions.

         As part of the conversion process, the Company is developing contingency plans. The contingency plans are expected to be in place sometime during 1999 and through the transition period and will provide mechanisms to assess and communicate the impact of any delays in the Euro conversion process as well as address likely problems in the aftermath of conversion.

         The largest European country which is not currently participating in the Euro conversion is the United Kingdom, which, at September 30, 1998, accounted for approximately 13% of the Company's consolidated net sales. The Company is attentive to the potential impact which the UK's nonparticipation might have on trading activities with countries participating in the Euro conversion as well as on internal UK operations.

         The Company does not expect the Euro conversion, including the costs of implementation, to have a material adverse effect upon the Company's results of operations, financial condition or cash flow. However, the Company cannot guarantee that, with respect to the Euro conversion, all problems, including long-term competitive implications of the conversion, will be foreseen and corrected, that no material disruption of the Company's business will occur, or that there will be no delays in the dates targeted by the Company for the Euro conversion process.

                        Crown Cork & Seal Company, Inc.

         Forward Looking Statements
         --------------------------
         Statements included herein in "Management's Discussion and Analysis of Results of Operations and Financial Condition", including, but not limited to, in the "Year 2000" and "Euro Conversion" sections, and in the discussion of the restructuring plans in Note D to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: "Business" and Item 3: "Legal Proceedings" and in Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations", within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

         These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

         While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial
         Condition and certain other sections contained in the Company's quarterly, annual or other reports filed with the Securities and Exchange Commission ("SEC"), the Company does not intend to review or revise any particular forward-looking statement in light of future events.

         A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 within Part II, Item 7; "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the caption "Forward Looking Statements" and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

                        Crown Cork & Seal Company, Inc.


                          PART II - OTHER INFORMATION

Item 5.  Other Information

         On September 22, 1998, the Company announced that Thomas A. Ralph, a partner in the Philadelphia-based law firm of Dechert, Price & Rhoads was elected to its Board of Directors.

         On September 22, 1998, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock and $.4712 per share on the Company's 4.5% convertible preferred stock. Both dividends are payable on November 20, 1998 to shareholders of record on November 4, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  27.      Financial Data Schedule

         b)       Reports on Form 8-K

                  On September 30, 1998, the Registrant filed a Current Report on Form 8-K, dated September 22, 1998:

                  Item 5. Other Events - announced a third quarter 1998 restructuring charge and other strategic initiatives.

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

         Date:    November 16, 1998