Form 10-K
period 1998-12-31
CROWN CORK & SEAL CO INC
filed 1999-04-01
CIK 25890

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)
          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended December 31, 1998

          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the transition period from __________ to __________

                          Commission file number 1-2227
                                                 ------

                         Crown Cork & Seal Company, Inc.
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-1526444
  (State or other jurisdiction                 (Employer Identification No.)
of incorporation or organization)

    One Crown Way, Philadelphia, PA                         19154
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 215-698-5100
                                                            ------------

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
        Yes   X                                             No
            -----                                              -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 12, 1999, 122,304,150 shares of the Registrant's Common Stock, excluding shares held in Treasury, and 8,376,451 shares of the Registrant's 4.5% Convertible Preferred Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $3,638,385,766.

                       DOCUMENTS INCORPORATED BY REFERENCE

Notice of Annual Meeting and Proxy Statement dated March 22, 1999 is incorporated by reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.
================================================================================

                         Crown Cork & Seal Company, Inc.


                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

Item 1    Business............................................................1

Item 2    Properties..........................................................7

Item 3    Legal Proceedings...................................................8

Item 4    Submission of Matters to a Vote of Security Holders.................8


                                    PART II

Item 5    Market for Registrant's Common Stock and Related
          Stockholder Matters.................................................8

Item 6    Selected Financial Data.............................................9

Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................11

Item 8    Financial Statements and Supplementary Data........................28

Item 9    Disagreements on Accounting and Financial Disclosure...............56


                                    PART III

Item 10   Directors and Executive Officers of the Registrant.................56

Item 11   Executive Compensation.............................................57

Item 12   Security Ownership of Certain Beneficial Owners and Management.....57

Item 13   Certain Relationships and Related Transactions.....................57


                                    PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.....................................................58

SIGNATURES...................................................................62

                         Crown Cork & Seal Company, Inc.


                                     PART I

ITEM 1.   BUSINESS

                                     GENERAL

Crown Cork & Seal Company, Inc. (the "Company" and the "Registrant") is one of the world's leading manufacturers of packaging products with 1998 consolidated net sales of $8.3 billion. Approximately 60% of 1998 net sales were derived from operations outside the United States with approximately 72% of the non-U.S. revenues derived in Europe. The Company believes that it is well positioned within its industry having the ability to supply food, beverage and aerosol containers to multinational consumer marketers on a global basis. As a multinational packaging producer, the Company benefits from, but is exposed to, the fluctuations of world trade. The Company currently operates 223 plants, along with sales and service facilities in 49 countries and employs 38,459 people. The Company continually reviews its operations, especially in terms of their competitiveness and the appropriate number, size and location of its plants, emphasizing service to customers and rate of return to investors.

Financial information concerning the Company's operations in its three operating segments, Americas, Europe and Asia-Pacific, and within selected geographic areas is set forth later in this section on pages 3 through 6 under "Operating Segments", in Part II herein on pages 12 and 13 under "Net Sales" and pages 13 and 14 under "Operating Income" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Item 8 herein on pages 51 through 53 under Note T to the Consolidated Financial
Statements entitled "Segment Information", which information is incorporated herein by reference.

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

Under current management, the Company has pursued a strategy of growth through acquisition within the global packaging industry. From 1989 through 1996, the Company completed twenty acquisitions of companies with aggregate net sales of approximately $8 billion. The largest acquisitions over this period included CarnaudMetalbox ("CMB") (February 1996), Van Dorn Company (April 1993), CONSTAR International (October 1992), Continental Can International (May 1991), Continental Can's U.S. food and beverage can businesses (July 1990) and Continental Can Canada (December 1989). This strategy has contributed to an increase in the Company's net sales from $1.9 billion in 1989 to $8.3 billion in 1998. The Company's acquisition strategy has resulted in numerous benefits to the Company, including improved market positions, product and geographic diversification and cost savings.

Information about the Company's acquisitions over the most recent three years appears in Part II within Item 8 of this Report on pages 37 and 38 under Note I to the Consolidated Financial Statements, which information is incorporated herein by reference.

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

                         Crown Cork & Seal Company, Inc.


                                  DISTRIBUTION

As of December 31, 1998, the Company's products were manufactured in 69 plants within the United States and 154 plants outside the U.S. The Company markets and sells products to customers through its own sales and marketing staff located centrally within each operating segment (division). The segments' sales staffs are supported by regional sales personnel. Most of the Company's products are sold in highly competitive markets, primarily based on price, service, quality and performance. The majority of the Company's sales are to companies which have leading market positions in the packaged food, beverage, aerosol, health and beauty and specialty businesses. Contracts with global suppliers are centrally negotiated, although products are ordered through and distributed directly by each plant.

In each of the years in the period 1996 through 1998, no one customer of the Company accounted for more than ten percent of the Company's net sales.

                            RESEARCH AND DEVELOPMENT

The Company's principal Research, Development & Engineering ("RD&E") centers are located in Alsip, Illinois and Wantage, England. The Company uses its RD&E capabilities to (i) promote development of value-added packaging systems, (ii) design cost-efficient manufacturing systems and materials that also provide continuous quality improvement, (iii) support technical needs in customer and vendor relationships, and (iv) provide engineering services for the Company's worldwide packaging activities. These capabilities allow the Company to identify market opportunities by working directly with customers to develop new products, such as the conversion to plastic from other materials, as well as the creation of new packaging shapes.

The Company expended $53 million in each of 1998 and 1997 and $52 million in 1996, on RD&E activities. These activities are expected to improve and expand the Company's product lines in the future. Expenditures were also made to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties, such as material strength.

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

                                   SEASONALITY

The 1996 acquisition of CMB has increased the potential for seasonal effects on the Company's results of operations. Food packaging products accounted for $2.6 billion or approximately 31% of 1998 consolidated net sales as compared to $1.0 billion or approximately 19% in 1995. Sales and earnings for food cans have historically been higher in the third quarter of the year due to the agricultural harvest.

The Company's metal and plastic beverage container businesses are predominantly located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during warmer months of the year. Consequently, sales and earnings have generally been higher in the second and third quarters of the calendar year.

                         Crown Cork & Seal Company, Inc.


The Company's other businesses  include aerosol,  specialty,  health and beauty,
canmaking   equipment  and  various  other   products   which  tend  not  to  be
significantly affected by seasonal variations.

                              ENVIRONMENTAL MATTERS

The Company's operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry. Anticipated future restrictions in some jurisdictions on the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or alternative coating technologies. The
Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. While the Company does not believe that any of the foregoing matters are likely to have a material effect, there can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company's financial condition, liquidity or results of operations. Further discussion of the Company's environmental matters is contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report on pages 20 and 21 under the caption "Environmental Matters", which is incorporated herein by reference.

                                 WORKING CAPITAL

Information relating to the Company's liquidity and capital resources is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report on pages 15 and 16 under the caption "Liquidity and Capital Resources", which is incorporated herein by reference.

                                    EMPLOYEES

At December 31, 1998, the Company employed 38,459 people throughout the world. A significant number of the Company's employees are covered by collective bargaining agreements with varying terms and expiration dates.

                               OPERATING SEGMENTS

The Company is organized on the basis of geographic regions with three reportable segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and Central and South America. Europe includes Europe, Africa and the Middle East. Asia-Pacific includes China and Southeast Asia. Although the economic environments within each of these reportable segments are diverse, they are similar in the nature of their products, production and distribution processes and types and classes of customers.

Global marketers continue to demand the consolidation of their supplier base under long-term arrangements and to qualify suppliers on the basis of their ability to provide service globally and to create innovative designs and technologies in a cost-effective manner. The acquisition of CMB in February 1996 has created a geographically diversified and innovative packaging company with significant operations in Europe, the Middle East, Africa and Asia and an RD&E center in England.

                         Crown Cork & Seal Company, Inc.


The Company believes that price, quality and customer service are the principal competitive factors affecting its business. Based upon sales, the Company believes that it is a leader in the markets for packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

During 1998, the Company provided restructuring costs associated with a plan to close 13 plants and to reorganize 3 additional plants. These actions reflect the Company's continued commitment to realign its Americas' and European manufacturing facilities with the objective of enhancing operating efficiencies. Further discussion of the Company's 1998 restructuring action is contained in
Part II hereof within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 and 19 under "Provision for Restructuring" and within Item 8 herein on pages 39 through 41 Note L to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

The Company's basic raw materials for its products are tinplate, aluminum and resins. These materials are obtained from the major suppliers in the countries within which the Company operates plants. Some plants in less-developed countries, which do not have local mills, obtain their raw materials from nearby more- developed countries. In 1998, consumption of tinplate, aluminum and resin represented 28.2%, 23.5%, and 4.6%, respectively, of consolidated cost of sales. Although sufficient quantities of raw materials have been available in the past, there can be no assurance that sufficient quantities will be available in the future.

                                    AMERICAS

For 1998, the Company's Americas segment had net sales of $4,077 (approximately 49% of consolidated net sales) and operating income of $289 (approximately 52% of consolidated operating income). Excluding the provision for restructuring and other charges, Americas operating income in 1998 was $374 or 43% of consolidated operating income. Approximately 82% of Americas segment sales are derived from within the United States. The Americas segment manufactures beer and beverage cans and ends, steel and aluminum containers for vegetable, fruit, meat, fish, seafood, tomato based products and other various food products. Steel cans for aerosol, motor oil, paint and other household and industrial items and plastic containers for beverage, food, household products, personal care and pharmaceutical products.

The Company, based on sales, is one of three leading producers of aluminum beverage cans and ends within the Americas. Sales dollars for aluminum beverage cans and ends in 1998 increased over 1997 due to sales unit volume growth which was partially offset by the continued pass-through of lower aluminum costs to customers. The Company continues to reduce can and end diameter, lightweight its cans, reduce non-metal costs and restructure production processes. The Company has also redeployed excess beverage can capacity in North America to emerging markets, and to a lesser extent, retrofitted to produce two-piece food cans.

The Company, based on sales, is one of three leading producers of steel and aluminum food cans and ends in North America. Sales dollars for food cans and ends in 1998 increased over 1997 due to the pass-through of higher steel costs to customers which was partially offset by lower sales unit volumes.

Prior to 1996, the Company entered into annual agreements with its tinplate and aluminum suppliers, pursuant to which the Company obtained price commitments for its tinplate and aluminum requirements for the next calendar year. The Company continues to contract for its tinplate requirements on this basis. The Company's suppliers of aluminum can and end sheet implemented a new pricing structure in 1995 which, by formula, is directly tied to the price of ingot on the London Metal Exchange (LME). The formula takes the LME spot price of aluminum ingot and adds other costs to convert and transport aluminum, thereby effectively transferring the volatility in the commodity markets to the Company. This pricing formula remained in effect during 1998. During 1998, the Company entered into contracts with its suppliers of aluminum can and end sheet which, by formula, guarantees prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months' market price of aluminum on the LME.

                         Crown Cork & Seal Company, Inc.

Further, "ceiling" prices have been established under these contracts which set maximum prices that the Company would pay for aluminum.

Historically, the Company has adjusted the selling prices for its products in response to changes in the cost of tinplate and aluminum. During 1995 when aluminum costs increased, the Company announced price increases to its customers, but due to overcapacity within the aluminum beverage can market and the customers' willingness to shift a portion of their packaging requirements away from aluminum, the Company was unable to fully recover the increases in the cost of aluminum from its customers. During 1998, as aluminum prices fluctuated, selling prices to customers for aluminum beverage cans and ends were also adjusted. In the future, there can be no assurance that the Company will be able to recover fully any increases or fluctuations in metal prices from its customers.

The Company, based on sales, is one of two leading producers of plastic containers produced from PET (polyethylene terephthalate) and HDPE (high-density polyethylene) within the United States. The Company is also a leading producer of plastic closures for beverage containers and a leading producer of health and beauty care products in the United States. Plastic products continue to represent a larger portion of Americas segment dollar sales, despite decreases in PET pricing which was passed-through to customers in the form of lower selling prices. Typically, the Company identifies market opportunities by working cooperatively with customers and implementing commercially successful programs. The Company believes that it will capitalize on conversions to plastic from other forms of packaging and new markets through its technical expertise, quality reputation and customer service. The Company also believes that its plastic container plant sites are strategically located and sized to meet market requirements.

During 1997, the Company commenced a restructuring program to improve the structure of its PET plastic beverage container business in the United States. Six CONSTAR manufacturing locations were closed or reorganized. The Company expects to maintain its existing manufacturing capacity, and by relocating equipment among its remaining larger facilities, meet all current and prospective volume requirements. Further discussion of the Company's 1997 restructuring action is contained in Part II hereof within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 under "Provision for Restructuring" and within Item 8 herein on page 40 under Note L to the Consolidated Financial Statements, which information is incorporated herein by reference.

At December 31, 1998, the Company operated 98 plants and employed approximately 14,700 persons in the Americas.

                                     EUROPE

The European segment had net sales of $3,888 (approximately 47% of consolidated net sales) in 1998 and operating income of $479 (approximately 86% of consolidated operating income). Excluding the provision for restructuring and other charges, operating income was $556 or 65% of consolidated operating income. Net sales in the United Kingdom of $1,112 and France of $832 represented 29% and 21%, respectively, of segment net sales. The European segment manufactures steel and aluminum beer and beverage cans and ends, steel and aluminum food cans, steel cans for aerosol, motor oil, paint, other household products and specialty packaged products, plastic containers and closures for beverage, food, household products and health, beauty and personal care products as well as metal crowns and closures for beverage and food products.

In 1996, the Company acquired CMB, a leading multinational manufacturer of metal and plastic packaging materials and equipment. CMB, headquartered in Paris, France, had approximately 28,000 employees located in 175 facilities and 38 countries as of the date of acquisition. CMB derived approximately 90% of its pre-acquisition net sales of $4,900 from its European operations. The acquisition of CMB positions the Company as a leading European manufacturer of steel and aluminum food and beverage containers, aerosol containers and a variety of plastic packaging products including PET beverage bottles and plastic closures for beverage, household and personal care applications.

                         Crown Cork & Seal Company, Inc.

At December 31, 1998, the Company operated 107 plants and employed approximately 21,000 persons throughout the European segment.

Discussion of the Company's European restructuring activities with respect to the acquisition of CMB, including the closure of plants and regional administrative offices and other plant reorganizations is contained in Part II hereof within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 and 19 under "Provision for Restructuring" and within Item 8 of this Report on pages 39 through 41 under Note L to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

                                 ASIA - PACIFIC

The Asia-Pacific segment had net sales of $335 (approximately 4% of consolidated net sales in 1998) and operating income, before restructuring and other charges, of $3. While below reportable segment thresholds, the Company has defined Asia-Pacific as a reportable segment as this segment is a separate operating division within the Company. The Company reviews results of operations and allocates resources to Asia-Pacific separately from its other operating divisions. The Asia-Pacific segment manufactures aluminum beer and beverage cans, steel food cans, PET beverage bottles, plastic closures for beverage, food, household products and personal care applications and metal crowns and closures for beverage and food products.

With the acquisition of CMB, the Company expanded its presence in Asia-Pacific, primarily in the manufacture of two-piece aluminum beer and beverage cans in Southeast Asia. Overcapacity in China and Southeast Asia has resulted in very competitive selling price pressures. Recent economic and political turmoil in several Southeast Asian countries has not only lowered demand in Southeast Asia, but has also resulted in a decrease in exports from Company operations in China. In connection with the CMB acquisition, the Company, through its subsidiary CarnaudMetalbox Asia, Ltd., provided for the closure of eight acquired CMB operations since 1996. The Company also closed two existing operations since 1997. The Company believes it is well positioned to benefit from future demand growth in China and Southeast Asia and has restructured its cost base to remain competitive in the near-term.

At December 31, 1998, the Company operated 18 plants and employed approximately 2,200 persons in Asia- Pacific.

                         Crown Cork & Seal Company, Inc.


ITEM 2.   PROPERTIES

Crown Cork & Seal Company, Inc. and its worldwide consolidated subsidiaries operate 223 manufacturing facilities. Within the United States there are 69 manufacturing facilities. Generally, there are more individual facilities in which multiple product lines are produced in the United States than outside the United States. The Company has three operating segments, defined geographically, within which it manufactures and markets its products.

The geographic breakdown of the Company's manufacturing facilities is as follows:

                                                                                                     No.                No.
Geographic Area*                       Americas           Europe             Asia-Pacific        of Plants            Leased
United States                              69                                                        69                 26
Canada                                     10                                                        10
Central America                             9                                                         9                  4
South America                              10                                                        10
United Kingdom                                              20                                       20                  2
France                                                      21                                       21                  9
Other Europe                                                51                                       51                 11
Africa                                                      13                                       13                  2
Middle East                                                  2                                        2
Asia-Pacific                                                                       18                18                 14
                              --------------------------------------------------------------------------------------------
Worldwide Total                            98              107                     18               223                 68
                              ============================================================================================

* Excluded are productive facilities in announced restructuring as well as service or support facilities.

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

In addition to the manufacturing facilities in the operating segments, the Company has various support facilities. Such facilities include machine shop operations, printing for cans and crowns, coil shearing, coil coating and RD&E.

                         Crown Cork & Seal Company, Inc.


The Company generally owns its manufacturing and other facilities, although office facilities are often leased. The Company maintains research facilities in Alsip, Illinois within the United States and in Wantage, England within the United Kingdom.

The Company is directly involved in post-consumer plastic container recycling and aluminum and steel can recycling in the United States.

ITEM 3.   LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the adverse determination of which would have a material adverse effect on the consolidated financial position or liquidity of the Company.

The Company is one of a number of defendants in a substantial number of lawsuits filed by persons alleging bodily injury as a result of exposure to asbestos.

The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites.

During the fourth quarter of 1998, the Company recorded a charge of $78 million, net of tax, to provide for an estimated liability for lawsuits alleging injury as a result of exposure to asbestos. Further discussion of the Company's provision for litigation is contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report on pages 19 and 20 under the caption "Provision for Litigation", which is incorporated herein by reference.

Further information on these matters is presented in this Report in (i) Part II,
Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Provision for Litigation" on pages 19 and 20 and "Environmental Matters" on pages 20 and 21 and (ii) Part II, Item 8 of this Report on pages 38 and 39 under Note K to the Consolidated Financial Statements entitled "Commitments and Contingent Liabilities", which information is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in a table found in Part III,
Item 10, "Directors and Executive Officers of the Registrant" of this Report on page 56, which table is incorporated herein by reference.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock and Preferred Stock are listed on the New York Stock Exchange and the Paris Bourse. On March 12, 1999, there were 5,497 registered shareholders of the Registrant's Common Stock and 50 registered shareholders of the Registrant's 4.5% Cumulative Convertible Preferred Stock. The market price at December 31, 1998, with respect to the Registrant's Common Stock is set forth in Item 8 of this Report on page 54 under Note U to the Consolidated Financial Statements entitled "Quarterly Data (unaudited)", which is incorporated herein by reference. The foregoing information regarding the number of registered shareholders of Common Stock and Preferred Stock does not include persons holding stock through clearinghouse systems in the United States and France. It is the present intention of the Company to continue paying dividends on its Common Stock on a quarterly basis. Further details regarding the Company's policy as to payment of cash dividends are set forth in Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Common Stock and Other Shareholders' Equity" appearing on pages 21 and 22 of this Report, which is incorporated herein by reference.

                         Crown Cork & Seal Company, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------------------------------------------
(in millions, except per share, ratios and
  other statistics)                                      1998         1997         1996         1995          1994
--------------------------------------------------------------------------------------------------------------------
Summary of Operations

Net sales........................................      $ 8,300      $ 8,495       $8,332      $ 5,054       $ 4,452
                                                       -------------------------------------------------------------
Cost of products sold............................        6,527        6,708        6,733        4,319         3,706
Depreciation and amortization....................          533          540          496          256           218
Selling and administrative expense...............          379          414          387          139           135
   % to net sales................................          4.6%         4.9%         4.6%         2.8%          3.0%
Provision for restructuring and
   other charges.................................          304           67           40          103           115
Gain on sale of assets...........................                       (38)         (24)          (8)           (7)
Interest expense, net of interest income.........          363          340          306         136             92
Translation and exchange adjustments.............           14            7          (37)          (1)           10
                                                       -------------------------------------------------------------
Income before income taxes and
   cumulative effect of accounting changes ......          180          457          431           110          183
   % to net sales................................          2.2%         5.4%         5.2%         2.2%          4.1%
Provision for income taxes.......................           74          148          134           25            56
Minority interests, net of equity earnings.......           (1)          (7)         (13)         (10)            4
                                                       -------------------------------------------------------------
Net income before cumulative effect of
   accounting changes............................          105          302          284           75           131
   % to net sales................................          1.3%         3.6%         3.4%         1.5%          2.9%
Cumulative effect of accounting changes (1) .....                        (8)
                                                       -------------------------------------------------------------
Net income (2)...................................          105          294          284           75           131
Preferred stock dividends........................           17           23           20
                                                       -------------------------------------------------------------
Net income available to common
   shareholders..................................      $    88      $   271      $   264       $   75        $  131
                                                       ==============================================================

Return on average shareholders' equity (3) ......          3.2%         8.3%        11.3%          5.3%       10.0%
--------------------------------------------------------------------------------------------------------------------

Financial Position at December 31
Working capital..................................     ($ 1,542)    ($   902)    ($   371)      $  430        $  123
Total assets.....................................       12,469       12,306       12,590        5,052         4,781
Short-term debt plus current long-term
   debt maturities...............................        2,466        1,784        1,154          608           736
Long-term debt...................................        3,188        3,301        3,924        1,490         1,090
Total debt to total capitalization...............         62.3%        56.1%        56.4%        56.2%         55.3%
Minority interests...............................          280          283          244          119            75
Shareholders' equity.............................        2,975        3,529        3,563        1,461         1,365
--------------------------------------------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (Continued)
--------------------------------------------------------------------------------------------------------------------
(in millions, except per share, ratios and
  other statistics)                                       1998         1997         1996         1995         1994
--------------------------------------------------------------------------------------------------------------------
Common Share Data (dollars per share)
Earnings per average common share
   Basic -    before cumulative effect of
              accounting change..................         $.71        $2.17        $2.16         $.83         $1.47
              after cumulative effect of
              accounting change .................                      2.11
   Diluted -  before cumulative effect of
              accounting change .................          .71         2.15         2.14          .83          1.46
              after cumulative effect of
              accounting change .................                      2.10
Cash Dividends...................................         1.00         1.00         1.00
Market price on December 31......................        30.81        50.13        54.38        41.75         37.75
Book value (based on year-end
   outstanding shares plus assumed
   conversion of preference shares)..............        22.89        25.26        25.50        16.13         15.27
Number of shares outstanding
   at year-end...................................        122.3        128.4        128.4         90.6          89.4
Average shares outstanding
   Basic.........................................        124.4        128.4        122.5         90.2          89.1
   Diluted.......................................        132.9        140.3        132.4         90.6          89.9
Shareholders (on record).........................        5,644        5,763        5,736        5,976         6,011
--------------------------------------------------------------------------------------------------------------------
Other Statistics
Capital expenditures.............................      $   487      $   515      $   631      $   434       $   440
Number of Employees..............................       38,459       40,985       44,611       20,409        22,373
Actual preferred shares outstanding..............          8.4         12.4         12.4
====================================================================================================================

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

(1) The cumulative effect of accounting changes resulted from the adoption by the Company of EITF Bulletin 97-13 in 1997.
(2) Figures for 1998, 1997, 1996, 1995 and 1994 include after-tax adjustments for restructuring, $127 or $1.02 per basic share and $.95 per diluted share; $43 or $.33 per basic share and $.31 per diluted share; $32 or $.26 per basic share and $.24 per diluted share; $67 or $.74 per basic share and diluted share; and $73 or $.82 per basic share and $.81 per diluted share, respectively. Net income for 1998 also includes an after-tax charge for litigation, $78 or $.63 per basic share and $.59 per diluted share.
(3) Excluding the adjustment for restructuring, litigation and the cumulative effect of accounting changes, the return on average shareholders' equity in 1998, 1997, 1996, 1995 and 1994 would have been 9.2%, 9.7%, 12.6%,
       10.0% and 15.6%, respectively.

                         Crown Cork & Seal Company, Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

                                  INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Cork & Seal Company, Inc. (the "Company") during the three-year period ended December 31, 1998. This discussion should be read in conjunction with the letter to Shareholders and the Consolidated Financial Statements included in this annual report.

Effective   February  22,  1996,  the  Company   completed  its  acquisition  of
CarnaudMetalbox (CMB). The consolidated financial statements include the results of CMB operations from this date.

Financial results (operating income, pre-tax income, net income and earnings per share) for 1998, 1997 and 1996 were impacted by restructuring and other charges or accounting changes. These items are summarized below:

                         RESTRUCTURING AND OTHER CHARGES

Pre-tax income was charged for $304 ($205 after taxes or $1.54 per share), $67 ($43 after taxes or $.31 per share) and $40 ($32 after taxes or $.24 per share) in 1998, 1997 and 1996, respectively.

Further information concerning the details of the restructuring plans, including a reconciliation of the restructuring accrual is included in Note L to the Consolidated Financial Statements and under Provision for Restructuring as provided later in this discussion. Further information concerning the details of the other charge is included in Note K to the Consolidated Financial Statements and under Provision for Litigation as provided later in this discussion.

                               ACCOUNTING CHANGES

During the fourth quarter of 1997, the Company implemented EITF 97-13 retroactive to October 1, 1997. The after-tax effect of this accounting change was a one-time charge to 1997 earnings of $8 or $.05 per share. The incremental charge to 1997 earnings in the fourth quarter from this accounting change was not significant. This accounting change did not, and will not, have any cash flow impact on the Company and is more fully described in Note B to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

The Company is organized on the basis of geographic regions with three reportable segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and South and Central America. Europe includes Europe, Africa and the Middle East. Although the economic environments within each of these reportable segments are quite diverse, they are similar in the nature of their products, the production processes, the types or classes of customers for products and the methods used to distribute products. Asia-Pacific, although below reportable segment thresholds, has been designated as a reportable segment because considerable review is made of this region for the allocation of resources. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer and the Chief Operating Officer. "Other" includes Corporate activities, such as Corporate Technology and, prior to 1998, included the divested machinery operations of Crown-Simplimatic.

The Company evaluates performance and allocates resources based on operating income, that is, income before net interest, foreign exchange and gain(loss) on sale of assets. The accounting policies for each reportable segment are the same as those described in Note A, "Summary of Significant Accounting Policies."

                         Crown Cork & Seal Company, Inc.


NET SALES

Net sales during 1998 were $8,300, a decrease of $195 versus 1997 net sales of $8,495. Net sales during 1996 were $8,332. Sales from U. S. operations decreased 1.7% in 1998 compared with a 2.0% increase in 1997. Non-U. S. sales decreased 2.7% in 1998 following a 1.9% increase in 1997. U. S. sales accounted for 40.2% of consolidated net sales in 1998, 40.0% in 1997 and 39.9% in 1996.

                                                                                               % Increase/
                                                            Net Sales                           (Decrease)
                                               ------------------------------             ------------------------
DIVISION                                         1998        1997       1996               1998/1997    1997/1996
------------------------------------------------------------------------------------------------------------------
Americas....................................    $4,077      $4,021     $3,823                1.4          5.2
Europe......................................     3,888       4,045      3,987               (3.9)         1.5
Asia-Pacific................................       335         369        384               (9.2)        (3.9)
Other.......................................                    60        138                           (56.5)
                                               ------------------------------
                                                $8,300      $8,495     $8,332               (2.3)         2.0
                                               ==============================

The increase in 1998 Americas Division net sales is a result of (i) sales unit volume increases across most U.S. and Canadian product lines, most notably beverage cans, aerosol cans, PET beverage bottles and beverage closures, (ii) increased sales unit volumes of beverage cans in Argentina, Brazil and Mexico and (iii) initial sales unit volumes at the Company's new beverage can plant in Colombia; offsetting (i) sales unit volume decreases of food cans in the U.S. and Canada and (ii) decreased raw material prices which forced decreases in selling prices, primarily in PET bottles. The increase in 1997 Americas Division net sales is a result of (i) sales unit volume increases across most U.S. product lines and (ii) initial sales volumes at the Company's new beverage can and end plants in Brazil; offsetting decreased raw material prices which resulted in decreased selling prices, primarily in PET bottles and aluminum cans and ends. U.S. sales accounted for approximately 81.8% of division net sales in 1998, 84.4% in 1997 and 87.0% in 1996.

Excluding the unfavorable impact of foreign currency translation and business divestitures, net sales in the European Division decreased 2.1% in 1998 versus 1997. The decrease is a result of (i) lower PET resin costs passed on to customers in the form of lower selling prices, (ii) lower food can volumes in the United Kingdom and Spain, (iii) lower beverage can volumes in the United Kingdom and Turkey and (iv) lower aerosol volumes in the United Kingdom; offset by (i) increased food can volumes in France and Italy, (ii) increased beverage closure volumes throughout the division and (iii) increased beverage can volumes in Spain and the United Arab Emirates. Demand for several of the Company's products in the United Kingdom was adversely affected by the strong pound sterling during 1998. Not only was it more difficult for our customers to export filled products, but their local market was made more competitive by filled imports. Net sales in the European Division increased marginally in 1997 as a result of (i) the consolidation of CMB activity for the full year versus only 45 weeks in 1996 and (ii) increased sales unit volumes of PET beverage bottles and plastic beverage closures due to strong customer demand; offset by (i) the appreciation of the U.S. dollar against most European currencies which reduced division net sales by approximately $310 and (ii) sales unit volume decreases of food and beverage cans. Pricing remained very competitive across all product lines.

Net sales in 1998 as compared to 1997 for the Asia-Pacific Division decreased as a result of (i) the appreciation of the U.S. dollar against most Southeast Asian currencies which reduced division net sales by $20, (ii) lower food can sales unit volumes primarily reflecting the restructuring of operations in Malaysia and Singapore in 1997, (iii) competitive pricing across all product lines throughout the division due mainly to excess capacity and (iv) political unrest which hampered economic growth in several Southeast Asian countries; offset by increased sales unit volumes of (i) beverage cans in China, Singapore and Vietnam and (ii) food cans in Thailand. Net sales in the Asia-Pacific Division decreased in 1997 as compared to 1996 as a result of (i) foreign currency translation which reduced division net sales by $25, (ii) excess beverage can capacity and aggressive competition which eroded selling prices in China, (iii) the closure of several

                         Crown Cork & Seal Company, Inc.


plants in the region since the second quarter of 1996; partially offset by (i) the consolidation of CMB activity for a full year versus only 45 weeks in 1996 and (ii) increased sales unit volumes of (a) beverage cans throughout the division and (b) food cans in Thailand.

COST OF PRODUCTS SOLD

Cost of products sold, excluding depreciation and amortization, for 1998 was $6,527; a 2.7% decrease from $6,708 in 1997, following a decrease of .4% in 1997 and an increase of 55.9% in 1996. The decreases in 1998 and 1997 cost of products sold are attributable to cost savings from restructuring programs, the appreciation of the U.S. dollar against many foreign currencies and decreased PET resin prices, offsetting increased sales unit volumes in many product lines. The increase in 1996 cost of products sold was attributable to the increased net sales level in 1996 partially offset by decreased raw material prices.

As a percentage of net sales, cost of products sold was 78.6% in 1998 as compared to 79.0% in 1997 and 80.8% in 1996. The improvement in 1998 gross margin is due primarily to the benefits derived from the Company's continuing cost containment and restructuring programs partially offset by competitive influences on selling prices.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses for 1998 were $379, a decrease of 8.5% from 1997 compared to increases of 7.0% for 1997 and 178.0% for 1996. The decrease in 1998 costs is primarily related to the restructuring activities within acquired CMB operations. The relative increase in 1997 costs and their percentage to net sales is directly related to the consolidation of CMB activity for a full year in 1997 as compared to only 45 weeks in 1996. As a percentage of net sales, selling and administrative expenses were 4.6% in 1998, 4.9% in 1997 and 4.6% in 1996.

OPERATING INCOME

The Company  views  operating  income as the  principal  measure of  performance before interest costs and other nonoperating expenses. Operating income, after restructuring and other charges, was $557, $766 and $676 in 1998, 1997 and 1996, respectively. Operating income, before restructuring and other charges, at $861 in 1998, was $28 greater than in 1997. Operating income, before the restructuring charge, at $833 in 1997, was $117 greater than in 1996. Operating income, before restructuring and other charges, as a percentage of net sales was 10.4% in 1998 as compared to 9.8% in 1997 and 8.6% in 1996.

An analysis of operating income, before restructuring and other charges, by operating division follows:

                                                                                               % Increase/
                                                        Operating Income                        (Decrease)
                                                  ---------------------------            ------------------------
DIVISION                                           1998       1997       1996            1998/1997     1997/1996
-----------------------------------------------------------------------------------------------------------------
Americas....................................       $374       $335       $293               11.6         14.3
Europe......................................        556        565        480               (1.6)        17.7
Asia-Pacific................................          3          7         14              (57.1)       (50.0)
Other.......................................        (72)       (74)       (71)               2.7         (4.2)
                                                  ---------------------------
                                                   $861       $833       $716                3.4         16.3
                                                  ===========================

Operating income in the Americas Division was 9.2% of net sales in 1998 versus 8.3% in 1997 and 7.7% in 1996. The increase in 1998 operating income and margins is due to (i) increased sales unit volumes in the U.S. and Canada across most product lines, (ii) increased manufacturing efficiencies in the U.S. and (iii) the benefits derived from restructuring, capital expenditure and other cost improvement programs initiated

                         Crown Cork & Seal Company, Inc.


in recent years; offsetting (i) continued U.S. pricing pressures in food cans and in both metal and plastic beverage containers, (ii) lower beverage can pricing in Argentina and Brazil and (iii) sales unit volume decreases of food cans in the U.S. and Canada. The increase in 1997 operating margins is due to
(i) increased sales unit volumes in the U.S. and Canada across most product lines, (ii) increased manufacturing efficiencies in most U.S. and Canadian plants due to the completion of the 202 diameter conversion programs in 1996 and
(iii) the startup of the Company's new beverage can and beverage end plants in Brazil; offsetting (i) continued pricing pressures in both metal and plastic beverage containers, (ii) lower sales unit volumes of 2 liter PET beverage bottles and (iii) weak demand for beverage cans in Mexico and Argentina. The Company has entered into contracts with its suppliers of aluminum can and end sheet which, by formula, guarantees prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months' market price of aluminum on the LME. Further, "ceiling" prices have been established under these contracts which set maximum prices that the Company would pay for aluminum.

European Division operating income was 14.3% as a percentage of net sales in 1998 compared to 14.0% in 1997 and 12.0% in 1996. The decrease of $9 in operating income in 1998 is a result of (i) the appreciation of the U.S. dollar against most European currencies, (ii) very competitive food can pricing in France and Italy and (iii) decreased sales unit volumes in the United Kingdom across several product lines. However, operating income, as a percentage to net sales, increased over 1997 due to cost savings achieved by restructuring and modernizing acquired CMB and existing Company operations. The increase in operating income in 1997 is directly attributable to (i) cost reduction programs initiated by the Company upon the acquisition of CMB whereby inefficient plants, products with negative contribution and excess administrative overheads were eliminated, (ii) increased sales unit volumes in PET beverage bottles, plastic closures and aerosol cans and (iii) better market conditions for specialty cans; offsetting (i) foreign exchange translation which reduced 1997 operating income by approximately $35, (ii) decreased sales unit volumes of food cans in Greece and Italy due to poor early season weather and (iii) decreased sales unit volumes of beverage cans and ends.

Operating income in the Asia-Pacific Division was .9% of net sales in 1998 versus 1.9% in 1997 and 3.6% in 1996. The decrease in 1998 and 1997 operating margins is due to (i) competitive pricing across all product lines throughout the division and (ii) the ongoing appreciation of the U.S. dollar against most Southeast Asian currencies offsetting (i) strong sales unit volumes of beverage cans in China, Singapore, and Vietnam, (ii) strong sales unit volumes of food cans in Thailand and (iii) the benefits accruing to the Company from the closure of ten plants since the second quarter of 1996.

GAIN ON SALE OF ASSETS

On May 14, 1997, the Company sold its Crown-Simplimatic Machinery operations to a group of investors, including division management. The selling price of $105 included $90 in cash and $15 of 8% Class A Preferred Stock that is convertible into approximately 20% of the common stock of Crown-Simplimatic. The Company also sold ten surplus properties in 1997. Gains, totaling $38, were realized from the sales of the machinery operations and surplus properties in 1997 as compared to gains of $24 in 1996.

NET INTEREST EXPENSE/INCOME

Net interest expense was $363 in 1998, an increase of $23 when compared to 1997 net interest expense of $340. Net interest expense was $306 in 1996. The increase in 1998 net interest expense is due primarily to the repurchase of common and preferred stock made in March 1998. The increase in 1997 net interest expense is due to (i) borrowings used in the acquisition of CMB remaining outstanding for the full year as compared to only 45 weeks in 1996 and (ii) cash requirements for restructuring programs. Further information regarding acquisitions is found in Note I to the Consolidated Financial Statements, while information specific to Company financing and repurchases of common and preferred stock is presented in the Liquidity and Capital Resources section of this discussion and Note M to the Consolidated Financial Statements.

                         Crown Cork & Seal Company, Inc.


FOREIGN EXCHANGE

Unfavorable foreign exchange adjustments of $14 and $7 were recorded in 1998 and 1997, respectively, primarily from the remeasurement of the Company's operations in highly inflationary economies. Favorable foreign exchange adjustments of $37 were recorded in 1996. During 1996, the Company recorded a foreign exchange gain of $42 due to the impact of a stronger U.S. dollar on the Company's CMB acquisition financing, denominated in French Francs. This French Franc acquisition debt was subsequently refinanced into several functional currencies during 1996.

TAXES ON INCOME

The effective tax rates on income were 41.1%, 32.4% and 31.1% in 1998, 1997 and 1996, respectively. Excluding restructuring and other charges, the effective tax rates were 35.7%, 32.8% and 30.1% in 1998, 1997 and 1996, respectively. The increase in the effective tax rate in 1998 is principally a result of the effect of non-deductible goodwill amortization having a greater percentage impact on lower pre-tax income. The effective rate was lower than the U.S. statutory rate of 35% in 1997 and 1996 as a result of lower effective rates in non-U.S. operations and the continuing reevaluation of reserve and valuation allowance requirements; partially offset by nondeductible amortization of goodwill and other intangibles. A reconciliation of the Company's effective tax rate from the U.S. statutory rate is presented in Note R to the Consolidated Financial Statements.

MINORITY INTERESTS, NET OF EQUITY EARNINGS

Minority interests' share of net income was $5, $9 and $6 in 1998, 1997 and 1996, respectively. The decrease in minority interests in 1998 is due primarily to (i) decreased profits in China, (ii) start-up losses in Colombia and (iii) charges incurred to close the Hong Kong plant offset by increased profits in Morocco.

Equity in earnings/(losses) of affiliates was $4, $2 and ($7) in 1998, 1997 and 1996, respectively. The increase in equity earnings in 1998 primarily relates to
(i) improved earnings in the Company's non-consolidated affiliates in Mexico and Venezuela and (ii) no further losses being recognized in the Company's non-consolidated joint venture in Korea as the investment has been reduced to zero and the Company does not plan nor is required to inject capital in the future.

NET INCOME AND EARNINGS PER SHARE

Net income for 1998 was $88 compared with $271 in 1997 and $264 in 1996. Diluted earnings per share for 1998 was $.71 compared with $2.10 and $2.14 for 1997 and 1996, respectively. Net income from operations, excluding the provision for restructuring and other charges, gain on sale of assets, the 1996 foreign exchange gain of $42 referred to above and the cumulative effect of accounting changes, was $293, $294 and $238 in 1998, 1997 and 1996, respectively, while diluted earnings per share were $2.33, $2.26 and $1.94 in 1998, 1997 and 1996, respectively.

                               FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $284 at December 31, 1998 compared to $206 and $161 at December 31, 1997 and 1996, respectively. The Company's primary sources of cash in 1998 consisted of (i) funds provided from operations $672; (ii) the sale of assets and businesses $82; and (iii) the net change in short-term debt $877. The Company's primary uses of cash in 1998 consisted of (i) capital expenditures of $487; (ii) payments of long-term debt $443; (iii) repurchases of Company common and preferred stock $467; and (iv) dividends paid $143. The increase in funds provided from operations in 1998 versus 1997 is a result of lower increases in working capital and a 1998 refund of U.S. taxes paid in prior years.

                         Crown Cork & Seal Company, Inc.


The Company funds its working capital requirements on a short-term basis primarily through issuances of commercial paper. At December 31, 1998 the commercial paper program was supported by a $2,500 multicurrency credit agreement maturing in February 2002 with interest at market rates. The Company's use of the facility is not restricted. At December 31, 1998, $517 was drawn against this facility. Based on the Company's intention and ability to maintain its credit facility beyond 1999, $700 of commercial paper borrowings was classified as long-term at December 31, 1998. There was $2,074 and $1,248 in commercial paper outstanding at December 31, 1998 and 1997, respectively.

On November 26,1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for the offer and sale of up to $1,300 aggregate principal amount of debt securities of the Company. This amount was combined with the remaining $200 from the December 1994 shelf registration, providing an aggregate $1,500 funding availability. On December 12,1996, the Company sold $1,200 of these public debt securities in five separate tranches, with maturities ranging from seven to 100 years. The issuers were the Company and two wholly-owned finance subsidiaries located in the United Kingdom and France, whose borrowings are fully guaranteed by the Company. The face value of the notes bear interest rates ranging from 6.75% to 7.38%. The offerings by the subsidiaries were simultaneously converted into fixed rate, 8.28% Sterling and 5.75% French Franc obligations through interest rate and currency swaps with various counterparties. Proceeds from the offering were used to repay acquisition indebtedness arising from the CMB acquisition. The Company's long-term debt securities are rated Baa2 by Moody's Investor Service and BBB by Standard and Poor's Corporation.

On March 2, 1998, the Company completed the repurchase of 4,093,826 shares of its common stock at $49.00 per share and 3,660,300 shares of its acquisition preferred at $46.00 per share from Compagnie Generale d'Industrie et de Participations (CGIP). The repurchased shares represented approximately 5.3% of the Company's then outstanding voting securities and left CGIP with 4.99% voting power in the Company. The repurchased shares included all of CGIP's acquisition preferred position which represented approximately 30% of the then outstanding shares of acquisition preferred. These repurchased preference shares have been retired. The transaction included an agreement to terminate the Shareholders Agreement dated February 22, 1996 between the Company and CGIP. Among other changes, CGIP no longer retains the right to designate Company directors. The transaction value of $369 was financed through an increase in short-term indebtedness.

The Company's ratio of total debt (net of cash and cash equivalents) to total capitalization was 62.3%, 56.1% and 56.4% at December 31, 1998, 1997 and 1996, respectively. Total capitalization is defined by the Company as total debt (net of cash and cash equivalents), minority interests and shareholders' equity. The increase in the Company's total debt in recent years is principally due to the repurchase of common and preferred stock from CGIP referred to above, the 1996 acquisition of CMB and the significant capital expenditure program which the Company has committed to in recent years. As of December 31, 1998, $135 of long-term debt matures within one year.

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

                         Crown Cork & Seal Company, Inc.


International operations, principally European, constitute a significant portion of the Company's consolidated revenues and identifiable assets. These operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. The Company manages its foreign currency transaction risk to minimize the volatility of cash flows caused by currency fluctuations by forecasting foreign currency denominated cash flows of each subsidiary and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. The Company does not generally hedge its exposure to translation gains and losses; however, by borrowing in local currencies, it reduces such exposure.

The information below summarizes the Company's market risks associated with debt obligations and other significant financial instruments outstanding as of December 31, 1998. Fair values included herein have been determined based on quoted market prices. Further information specific to Company financing is presented in Notes M and N to the Consolidated Financial Statements.

The table below provides information as of December 31, 1998 about the Company's forward currency exchange contracts. The majority of the contracts expire in 1999.

                                               Contract      Average Contractual
Buy/Sell                                        Amount          Exchange Rate

FRF/GBP....................................      $593             9.25
GBP/FRF....................................       576             9.30
USD/GBP....................................       532             1.67
DEM/GBP....................................       213             2.73
USD/FRF....................................       133             5.55
USD/CAD....................................       130             1.54

The Company has an additional $503 in a number of smaller contracts to purchase or sell various other currencies, principally European, as of December 31, 1998.

The aggregate cost to settle all contracts, which is not material to any individual contract, was $4 at December 31, 1998. Total forward exchange contracts outstanding as of December 31, 1997 were $2,902.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of 40% to 60% of total borrowings. The Company manages its interest rate risk by retiring and issuing debt from time to time and by executing interest rate swaps.

For debt obligations, the table below presents principal cash flows and related interest rates by year of maturity. Variable interest rates disclosed represent the weighted average rates at December 31, 1998. For interest rate swaps, the table presents notional amounts and related interest rates by year of maturity. For these swaps, the variable rates presented are the average forward rates for the term of each contract.

                         Crown Cork & Seal Company, Inc.

                                                                      Year of Maturity
                                        ---------------------------------------------------------------------------
Debt                                     1999         2000          2001         2002         2003     Thereafter
-------------------------------------------------------------------------------------------------------------------
Fixed rate.....................            $124         $132          $39          $21         $617       $1,448
Average interest rate..........            7.2%         7.3%         7.9%         8.2%         6.9%         7.9%
-------------------------------------------------------------------------------------------------------------------
Variable rate (1)..............          $2,342          $29         $102         $774          $21           $5
Average interest rate..........            5.3%         8.5%         5.3%         6.1%         8.8%         8.2%
-------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
Fixed to variable..............                                       $74
Average pay rate...............                                      4.0%
Average receive rate...........                                      6.9%
-------------------------------------------------------------------------------------------------------------------

(1) $700 of commercial paper borrowings due in 1999 are classified as long-term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis through committed credit facilities.


At December 31, 1997, fixed rate debt of $2,365 was outstanding with an average interest rate of 7.6%, and variable rate debt of $2,721 with an average interest rate of 5.8% was outstanding. At December 31, 1997, fixed to variable interest rate swaps of $553 were outstanding with an average pay rate of 5.3% and an average receive rate of 6.9%.

The Company's use of financial instruments in managing market risk exposures described above is consistent with the prior year.

PROVISION FOR RESTRUCTURING

During 1998, the Company provided $179 ($127 after-tax or $.95 per share) for the costs associated with closing thirteen plants and reorganizing three additional plants. Included in the restructuring charge were costs to provide severance and related benefits, write-down of assets and other exit costs. The Company anticipates that this restructuring program will generate after-tax savings of approximately $64 ($.48 per share) on an annualized basis when fully implemented. The cost of providing severance and related benefits is estimated at $99, is a cash expense, and covers a reduction of approximately 2,900 employees, 1,900 of whom are involved in direct manufacturing operations. Cash requirements of this action will be funded from operations.

The employees identified in the restructuring actions include personnel at each plant to be closed or reorganized. During 1998 approximately 2,200 employees, including 1,800 involved in direct manufacturing operations, have been terminated. Of those terminated, approximately 600 relate to the 1998 restructuring action. The 1998 restructuring action for employee reductions is expected to be completed by the end of the third quarter of 1999.

Included in the 1998 action is a charge of $60, reflecting the impairment of property, plant and equipment principally located in the Americas Division. The reserves for write-downs have been reflected in the balance sheet as reductions to the carrying values of the related assets. Write-downs of property, plant and equipment were made where their carrying values exceeded the Company's estimate of proceeds from abandonment or disposal. These estimates were principally determined on the basis of past experience for comparable asset disposals. Disposition of assets identified for disposal in the 1998 action, including certain machinery, land and buildings, is expected to be substantially completed by the end of 1999. Most of the revenue generating activities related to the assets held for disposal will continue as a result of more effective utilization of other assets. The carrying value of the land and buildings held for sale is approximately $22. Annual depreciation previously recognized for the affected assets was approximately $4.

Other non-recurring exit costs are estimated at $20 and are primarily a cash expense, comprising the costs to effectively close and dispose of the facilities identified in the 1998 plan. Exit costs include, but are not

                         Crown Cork & Seal Company, Inc.


limited to, lease termination and other contract cancellations, dismantlement costs and brokers' fees for assets to be sold. These costs are expected to be substantially incurred by the end of 1999.

During 1997, the Company provided $67 ($43 after-tax or $.31 per share) for the costs associated with a plan to improve the structure of its PET plastic beverage container business in the United States by closing and reorganizing six manufacturing locations in its CONSTAR subsidiary along with other, non-PET, restructuring activities, primarily in Europe. This restructuring program covered approximately 600 employees.

During 1996, the Company provided restructuring costs relative to the acquisition of CarnaudMetalbox (CMB). Affected by the plan of restructuring were forty plants and regional administrative offices that were closed and an additional fifty-two plants which were reorganized. The Company accrued approximately $534 and allocated such costs to the purchase price of CMB in accordance with purchase accounting requirements. These costs comprised: severance and related benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance and related benefits for the reduction of approximately 6,500 employees was $257 and was primarily a cash expense. The write-down of assets (principally property, plant and equipment) was approximately $217 and has been reflected as a reduction in the carrying value of the Company's assets. Other exit costs, primarily repayments of government grants and subsidies, were approximately $60 and were primarily cash expenses. The restructuring costs recorded in connection with the CMB
acquisition   included  a  $95   restructuring   charge  announced  in  1996  by
CarnaudMetalbox Asia, Ltd., a subsidiary of CMB. Remaining balances in the restructuring reserve primarily relate to payment options available to employees under termination agreements. Such agreements are made with the respective union or with the local governmental body, whereby a portion of the employee severance is paid when the employee is terminated and the remaining portion is paid out over an agreed period.

In 1996, the Company also provided $40 ($32 after-tax or $.24 per share) for the costs associated with exiting certain lines of business in its South African operations, the closure of a South American operation and costs associated with restructuring existing businesses in Europe.

PROVISION FOR LITIGATION

The Company is one of a number of defendants in a substantial number of lawsuits filed by persons alleging bodily injury as a result of exposure to asbestos. This litigation arose from the insulation operations in the United States of a company in which the Company acquired a majority interest in 1963. That company sold this insulation business less than three months later.

Prior to 1998, the amounts paid to asbestos litigation claimants were covered by a fund of $80 made available to the Company under a 1985 settlement with carriers insuring the Company through 1976, when the Company became self-insured. From 1985 through 1997, the Company disposed of approximately 70,000 cases for amounts which aggregated approximately one-half of the original fund.

Until the fourth quarter of 1998 the Company considered that the fund was adequate and that the likelihood of exposure for this litigation in excess of the amount of the fund was remote. This view was based on the Company's analysis of its potential exposure, the balance available under the 1985 settlement, historical trends and actual settlement ranges.

A change in Texas law which limits out-of-state plaintiff filings in that state and which will therefore be favorable in the long-term, caused, along with other factors, an unexpected increase in claims activity. This, along with several larger group settlements, caused the Company to reevaluate its position.

As a consequence, the Company has provided a charge of $78 after taxes ($ .59 per share) to supplement the remaining fund and cover estimated liability claims pending or to be filed through 2003.

                         Crown Cork & Seal Company, Inc.


At December 31, 1998, approximately 65,000 asbestos personal injury cases were pending against the Company of which approximately 27,000 cases were filed in 1998. These figures, and the charge noted above, do not include 25,000 pending cases involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes, based upon counsel's advice, will not, in the aggregate, involve any material liability.

The liability recorded for asbestos claims constitutes management's best estimate of such costs for pending and future claims. Because of the uncertainties related to this kind of litigation, the Company believes it is not possible to estimate the number of personal injury claims that may be filed after 2003. The Company believes, however, that the number of claims against it will slow significantly in the future as time elapses since 1963. The Company cautions, however, that inherent in its estimate of liabilities are expected trends in claim severity, frequency and other factors which may vary as claims are filed and settled or otherwise disposed of. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the operating results or cash flows in future periods. While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company's financial position or liquidity.

CAPITAL EXPENDITURES

Consolidated capital expenditures totaled $487 in 1998 as compared with $515 in 1997. Minority partner contributions to consolidated capital expenditures were approximately $6 and $26 in 1998 and 1997, respectively. During the past five years, capital expenditures totaled $2,507.

Expenditures in the Americas Division totaled $161 including the completion of the construction of a beverage can plant in Colombia, the conversion of beverage can lines in Canada and Argentina to the 202 diameter from the 206 diameter and several single-serve PET preform and bottle capacity expansion and lightweighting projects in the U.S.

Spending in the European Division for 1998 totaled $300 as the Company continued to invest in easy open food can end lines as well as converting several beverage can and end lines to the 202 diameter from the 206 diameter. Investments were also made in connection with ongoing restructuring programs, line speed programs and in several new health and beauty care projects.

Investments of $7 were made in the Asia-Pacific Division in 1998. The Company invested in several modernization and productivity improvement programs.

The Company expects its capital expenditures in 1999 to approximate $300 including joint-venture partner contributions estimated at approximately $5. The Company plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain costs, as well as those that provide growth opportunities. Capital expenditures, exclusive of potential acquisitions, during the five-year period 1999 through 2003 are expected to approximate $1,600, including $50 being contributed from joint-venture partners. Cash flow from operating activities will provide support for these expenditures; however, depending upon the Company's evaluation of growth opportunities and other existing market conditions, external financing may be required from time to time.

ENVIRONMENTAL MATTERS

The Company has adopted a Corporate Environmental Protection Policy. The implementation of this Policy is a primary management objective and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment and is operating within the increasingly complex laws and regulations of national, state, and local environmental agencies or is taking action aimed at assuring compliance with such laws and regulations. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases, and, accordingly, does not

                         Crown Cork & Seal Company, Inc.


expect compliance with these laws and regulations to have a material effect on the Company's competitive position, financial condition, results of operations or capital expenditures.

The Company is dedicated to a long-term environmental protection program and has initiated and implemented many pollution prevention programs with the emphasis on source reduction. The Company continues to reduce the amount of metal and plastic used in the manufacture of steel, aluminum and plastic containers through "lightweighting" programs. The Company not only recycles nearly 100% of scrap aluminum, steel, plastic and copper used in its manufacturing processes, but through its Nationwide Recyclers subsidiary, is directly involved in post-consumer aluminum, steel and plastics recycling. Many of the Company's programs for pollution prevention reduce operating costs and improve operating efficiencies.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $4 in both 1998 and 1997. The Company's balance sheet reflects estimated gross remediation liabilities of $18 and $39 at December 31, 1998 and 1997, respectively, and estimated recoveries related to indemnification from the sellers of acquired companies and the Company's insurance carriers of $21 and $19 at December 31, 1998 and 1997, respectively.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcome of which are subject to various uncertainties) may be decided unfavorably against the Company. It is, however, the opinion of Company management, after consulting with counsel, that any unfavorable decision will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

Shareholders' equity was $2,975 at December 31, 1998 as compared with $3,529 at December 31, 1997. The decrease in 1998 equity is due to the repurchase of 6,528,783 common shares and 4,055,300 preferred shares, an $87 minimum pension liability  adjustment  as more  fully  described  in Note S to the  Consolidated
Financial Statements, adjustments for currency translation in non-U.S. subsidiaries of $31 and dividends declared on common stock of $125 offset by $88 of earnings in the business and the issuance of 467,600 common shares, including 195,600 shares for various employee benefit plans and 272,000 shares to five company executive officers. The officers, four of whom are Directors of the Company, borrowed money from the Company and used the funds to purchase the shares directly from the Company. The book value of each share of common stock at December 31, 1998 was $22.89 as compared to $25.26 at December 31, 1997.

In 1998, the return on average shareholders' equity before restructuring and other charges and the 1997 cumulative effect of accounting change was 9.2% as compared to 9.7% in 1997. Including the restructuring and other charges, but excluding the 1997 cumulative effect of accounting change, the return on average shareholders' equity was 3.2% in 1998 compared to 8.5% in 1997.

The Company announced a new share repurchase program in 1998 . This program allows for the repurchase of up to ten million shares of outstanding common and preferred stock, representing approximately 7.5% of then current combined shares outstanding. Purchases may be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at management's discretion.

The Board of Directors has also approved resolutions authorizing the Company to repurchase shares of its common stock to meet the requirements for the Company's various stock purchase and savings plans. The Company acquired 6,528,783 shares and 342,414 shares of common stock in 1998 and 1997 for $286 and

                         Crown Cork & Seal Company, Inc.


$17, respectively. There were no stock repurchases during 1996. The Company also acquired 4,055,300 shares of acquisition preferred for $181 during 1998.

The Company declared cash dividends totaling $125 and $128 in 1998 and 1997, respectively, representing a quarterly dividend of $.25 per common share.

During 1998 and 1997, 10,631 and 8,105 shares, respectively, of common stock were issued under the Dividend Reinvestment and Stock Purchase Plan.

At December 31, 1998, common shareholders of record numbered 5,644 compared with 5,763 at the end of 1997. Total common shares outstanding were 122,337,398 at December 31, 1998 compared to 128,398,543 at December 31, 1997. Total acquisition preferred shares outstanding were 8,376,451 at December 31, 1998 compared to 12,431,793 at December 31, 1997.

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

FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This accounting standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives are recognized as either assets or liabilities in the statement of financial position and are measured at their fair values. The Company is currently evaluating the requirements of this standard to determine its impact on the consolidated financial statements.

YEAR 2000

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

In order to address the Y2K issue, the Company established a steering committee that reports to senior executive management and the Board of Directors of the Company. The steering committee is responsible

                         Crown Cork & Seal Company, Inc.


for the formulation of the Company's Y2K global plan and oversight of strategy, risk assessment, coordination and reporting. Project offices have also been established within each division to roll out, monitor and manage implementation of the Company's global plan.

The Company's global plan is divided into several major phases: Inventory and Assessment, Remediation Analysis, Implementation and Contingency Planning.

Inventory and Assessment - The inventory phase was substantially completed in June 1998 including the identification of internal mission-critical business systems and vendor and other third party relationships. The Company substantially completed its internal risk assessment of potentially Y2K impacted information technology (IT) and non-IT equipment and facilities during October 1998. In that regard, the Company has identified Y2K issues with various mid-range IT systems, personal computers and servers, telephone systems and embedded systems in manufacturing and related equipment. The assessment of the Company's third-party risks involves the identification of critical vendors, Y2K confirmation correspondence, evaluations and selected vendor reviews. The Company has completed the identification of its vendor relationships and has received approximately 60% of its requested Y2K confirmation letters. Certain top- critical vendors are being subjected to follow-up including interviews, on-site visits and other available means. In addition, the Company has an inadequate Y2K survey response from utility suppliers and is in the process of evaluating its risk profile with respect to utility service. Accordingly, the Company has initiated alternate follow-up procedures and strategies to support its risk evaluation and contingency planning efforts. These assessments and reviews are expected to be ongoing through June 1999. Despite these efforts, the Company can provide no assurance that critical suppliers of important goods and services (including but not limited to utility service and communications) will complete their Year 2000 compliance plans in a timely manner.

Remediation Analysis - The Company substantially completed this project phase in February 1999. During this stage of the project, remediation strategies were evaluated and planned to correct identified Y2K non-compliance. Correction strategies include vendor-supported upgrades, system or asset replacements, and correction of non-compliant code and systems consolidation.

Implementation - This phase involves the correction and testing of identified internal Y2K risks in accordance with the remediation analysis phase. The Company's implementation plan established priorities for remediation or replacement. The business systems considered most critical to ongoing operations have been given the highest priority. Such mission-critical systems include business and operating systems such as sales order billing, production planning, procurement and disbursements, logistics and embedded systems in manufacturing and related equipment that, if shut down or interrupted, could have a material adverse impact on the Company. All other systems include business support systems such as personal computer technology, internal data transmission and voice communication that, if shut down or interrupted, may have a less material impact on the Company's operations.

Mission Critical IT Systems - Approximately 90% of the Company's locations that contain mission-critical IT systems require some form of correction. As of December 31, 1998, approximately 30% of mission-critical business systems have been remediated, 50% are currently being remediated and remediation of the remaining 20% is to be initiated as soon as possible. The Company anticipates that approximately 75% of identified non-compliant locations will be remediated by June 30, 1999. Accordingly, we expect Y2K capable mission-critical systems to cover approximately 80% of the Company's operation revenues by that date. The Company anticipates that the remaining mission-critical implementations will be completed during the third quarter 1999. Certain of these projects have been delayed awaiting the release of compliant software upgrades or have modestly extended project timelines to maximize the use of internal resources.

The Company's mission-critical system testing methods include obtaining hardware and software certifications from critical vendors and consultants and performing Y2K compliance tests including data exchange with critical vendors and customers. Testing of critical systems is expected to be completed on an ongoing basis during the second half of the year.

                         Crown Cork & Seal Company, Inc.


Embedded Systems - During 1998, the Company performed a comprehensive evaluation of embedded systems within its manufacturing and facilities infrastructure. This evaluation covered approximately 27,000 inventoried systems and over 1,000 machinery and systems manufacturers. Assessment results indicate a very low non-compliant rate. Accordingly, while the Company cannot rule out some potential impact, overall risk in this area is believed to be low. Unit replacements or reprogramming will occur as part of the Company's normal maintenance program in 1999. Such costs are not expected to be significant. The Company anticipates completing detailed testing of certain manufacturing processes during April 1999 to validate its current risk assessment.

Personal Computer Technology - The Company is currently implementing replacement or correction methods to address Y2K non-compliance in both hardware and software. Modest portions of these corrections pertain to mission-critical systems, which should be completed by June 1999. The Company considers its overall risk in this area to be low.

Telephone Exchange Systems - The Company has substantially completed its assessment of telephone exchange systems within its facilities. Approximately 20% of these systems will be remediated during 1999. Notwithstanding these efforts, the Company believes that certain countries in which it operates may be subject to broader regional communication system failures. Accordingly, extended assessment of this risk is in process to both evaluate the reliability of the initial assessment and identify contingency options including the possible utilization of satellite phone technology.

Contingency Planning - The Company is developing contingency plans to address potential disruptions that may result from unresolved Y2K issues. Because Y2K is a date-driven risk, the Company is actively identifying practicable prevention plans for its core operations to mitigate risks, especially in January 2000. Prevention plans may include temporary deactivation of certain systems and equipment just prior to January 1, 2000, targeted supply-chain management measures to assure supply of certain key commodities as well as customer supply initiatives. For instance, facility and manufacturing supplies may be procured in 1999 to support production requirements in early 2000. Additionally, in order to address any isolated or wide spread disruptions, the Company is considering help-desk and manufacturing support options as part of its planning scenarios.

Risks of a less controllable nature, such as utility service outages and communication systems failure, are being addressed in contingency planning. Alternate site-manufacturing scenarios, alternative vendors and other scenarios are under current consideration. The Company intends to complete most of its prevention and contingency plan development and design by June 1999. The rollout of the contingency planning will be initiated in the second quarter of 1999. The Company is also considering potential seasonality effects of Year 2000 on consumer demand and operating and working capital, particularly in the fourth quarter of 1999 and first quarter of Year 2000.

The Company's Y2K global plan could be adversely affected if any of the Company's factors or assumptions are incorrect or if its ongoing review discovers unanticipated problems. The Company cannot give assurance that its global plan will be completed on schedule or that it will not uncover Y2K issues that could create a material impact on its performance.

The Company believes that the most reasonably likely worst-case scenario for the Company with respect to the Y2K problem is the failure of a critical vendor, such as a utility supplier, to provide required goods or services after December 31, 1999. Such a failure could result in temporary production outages and lost sales and profits. The Company believes that, because of the high degree of geographic dispersion of its operations (approximately 223 plants in 49 countries), it is unlikely an isolated third-party failure would have a material adverse effect on the Company's results of operations, financial condition or cash flow. The Company also believes that the formulation of contingency plans should reduce the severity and length of any such possible disruptions and losses. Nevertheless, because the Company's Y2K compliance is dependent upon key third party Y2K readiness, there can be no assurance that the Company's Y2K compliance efforts will prevent a Y2K problem outside its direct control from adversely affecting the results

                         Crown Cork & Seal Company, Inc.


of its operations, financial condition or cash flow. In addition, although not anticipated, any failure by the Company to correct critical internal computer systems before Year 2000 could have such an adverse affect.

The Company estimates that it will spend approximately $25-$30 (pre-tax) for its Y2K compliance efforts. To date, the Company has spent approximately $9, of which $4 has been expensed. The Company anticipates that funding for its Y2K compliance program will be from operating cash flows. These cost estimates do not include labor costs of employees allocated to the Y2K compliance effort, as it is not practicable to accumulate such costs. The Company's total Y2K project cost estimate is based on presently available information and does not necessarily include all potential costs related to ongoing assessment and remediation or any execution of contingency plans brought about by internal or external Y2K issues or cost estimate changes related to replacement systems or code remediation efforts. Actual results could differ from these estimates.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member nations ("the participating countries") of the European Union ("EU") established fixed conversion rates between their existing sovereign currencies ( the "legacy currencies") and the Euro. For a period of three years, the transition period, both the Euro and the individual participants' currencies will remain in circulation. Parties may pay for goods and services using either the Euro or the participating country's sovereign currency. Conversion rates will be computed through a "triangulation" process which will convert one sovereign currency into an amount denominated in the Euro and then convert the Euro-denominated amount into the second legacy currency. After January 1, 2002, the Euro will be the sole legal tender for these countries. During the transition period, the adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the legacy currencies. For the twelve months ended December 31, 1998, approximately 26% of the Company's revenues were derived from EU participating countries.

The participating countries will issue sovereign debt exclusively in Euro and will redenominate outstanding sovereign debt. As of January 1, 1999, the participating countries will no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the Euro, will be exercised by the new European Central Bank.

The EU has adopted regulations providing that the Euro conversion should not enable one party unilaterally to break or change its contractual obligations, unless the parties have otherwise agreed.

The largest non-participating country is the United Kingdom which provides approximately 13% of the Company's revenues and is a major trading partner with the participating countries. Due to the current strength of sterling, considerable attention is being given to its impact on trading activities with participating countries and its impact on internal manufacturing operations.

The Company is currently addressing Euro-related issues and their impact on information systems, currency exchange rate risk, employment and benefits, taxation, contracts, competition and pricing. Under an action plan developed by the Company, teams have been formed to address selling prices and costs, personnel and communications, finance, administration and information technology ("IT").

The Company has incurred and expects to incur expenses for Euro-compliant technology and operations staff to implement its Euro conversion plan. These costs will be incurred through 2003 to cover the costs of preparing for and making operational changes to accommodate the introduction of the Euro. The costs for this conversion involve updated technology and have been included in estimates provided for the Year 2000.

Approximately 5% of the outstanding foreign exchange contracts, representing approximately 5% of contract notional value, are between participating countries. Conversion to the Euro may reduce the amount of the Company's exposure to exchange rate risk, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. As a result, the Company's

                         Crown Cork & Seal Company, Inc.


foreign exchange hedging costs could be reduced. Conversely, because there will be less diversity in the Company's exposure to foreign currencies, movements in the Euro's value against the U.S. dollar could have a more pronounced effect, whether positive or negative. Decisions on the functional currencies for the European units is being closely evaluated so as to minimize the impact on the Company's financial position.

As part of the conversion process, the Company is establishing contingency plans. The contingency plans will provide mechanisms to assess and communicate the impact of any delays. These plans also address likely problems in the aftermath of conversion with a view to maximizing the Company's ability to avoid disruption.

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

FORWARD LOOKING STATEMENTS

Statements included herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, in the "Year 2000" and "Euro conversion" sections, and in the discussions of the restructuring plans and provision for litigation in Notes L and K to the Consolidated Financial Statements included in this Annual Report, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements," within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements." "Forward-looking statements" can be identified by words, such as "believes", "estimates", "anticipates", "expects" and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to: (i) the impact of an economic downturn or growth in particular regions, (ii) anticipated uses of cash, (iii) cost reduction efforts and expected saving, (iv) the expected outcome of contingencies, (v) the impact of the Year 2000 conversion efforts and (vi) the transition to the use of the Euro.

These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company's ability to continue integration of CMB's operations into its existing operations and to realize synergistic benefits from the CMB acquisition (including effective raw material procurement, elimination of redundant selling, general and administrative functions, and global product offerings) and the consolidation and restructuring of the combined operations and the ability to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company's ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; the Company's ability to generate significant free cash to invest in its business and to maintain appropriate debt levels; the Company's ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors' pricing for products; changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters and restrictions as to foreign investment or operation, weather conditions including its effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or

                         Crown Cork & Seal Company, Inc.


international economic or political conditions, such as, inflation or fluctuations in interest or foreign exchange rates and tax rates; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the effects of the Year 2000 and Euro conversion issues, and labor relations and workforce and social costs. Some of the factors noted above are discussed elsewhere in this Annual Report and prior Company filings with the Securities and Exchange Commission (the "SEC"). In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of
Financial Condition and Results of Operations and certain other sections contained in the Company's quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward-looking statement in light of future events.

                         Crown Cork & Seal Company, Inc.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

          Financial Statements

               Report of Independent Accountants...........................  29

               Consolidated Statements of Income...........................  30

               Consolidated Balance Sheets.................................  31

               Consolidated Statements of Cash Flows.......................  32

               Consolidated Statements of Shareholders' Equity.............  33

               Notes to Consolidated Financial Statements..................  34

          Financial Statement Schedule

          Schedule II -  Valuation and Qualifying Accounts
                         and Reserves......................................  55

                         Crown Cork & Seal Company, Inc.


                        Report of Independent Accountants


To the Shareholders and Board of Directors of Crown Cork & Seal Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Cork & Seal Company, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania  19103
March 17, 1999

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

---------------------------------------------------------------------------------------------------------------
                                                                      1998             1997              1996
---------------------------------------------------------------------------------------------------------------
Net sales.................................................           $8,300            $8,495           $8,332
                                                                     ------            ------           ------
Costs, expenses and other income
   Cost of products sold (excluding
     depreciation and amortization).......................            6,527             6,708            6,733
   Depreciation and amortization..........................              533               540              496
   Selling and administrative expense.....................              379               414              387
   Provision for restructuring and other
     charges. . Notes K and L.............................              304                67               40
   Gain on sale of assets.................................                                (38)             (24)
   Interest expense.......................................              408               379              328
   Interest income........................................              (45)              (39)             (22)
   Translation and exchange adjustments...................               14                 7              (37)
                                                                     ------            ------           ------
                                                                      8,120             8,038            7,901
                                                                     ------            ------           ------
Income before income taxes and cumulative effect
   of accounting change...................................              180               457              431
   Provision for income taxes . . Note R..................               74               148              134
                                                                     ------            ------           ------

Income from operations before cumulative effect
   of accounting change...................................              106               309              297

   Minority interests, net of equity earnings.............               (1)               (7)             (13)
                                                                     ------            ------           ------

Net income before cumulative effect
   of accounting change...................................              105               302              284

   Cumulative effect of accounting change,
     net of tax . . Note B................................                                 (8)
                                                                     ------            ------           ------

Net income................................................              105               294              284

Preferred stock dividends.................................               17                23               20
                                                                     ------            ------           ------

Net income available to common shareholders...............           $   88            $  271           $  264
                                                                     ======            ======           ======

---------------------------------------------------------------------------------------------------------------
Average common share data:
Earnings per average common share . . Note P
Basic -    before cumulative effect of
           accounting change..............................           $  .71            $ 2.17           $ 2.16
                                                                     ======            ======           ======
           after cumulative effect of
           accounting change..............................                             $ 2.11
                                                                                       ======
Diluted -  before cumulative effect of
           accounting change..............................           $  .71            $ 2.15           $ 2.14
                                                                     ======            ======           ======
           after cumulative effect of
           accounting change..............................                             $ 2.10
                                                                                       ======
Dividends.................................................           $ 1.00            $ 1.00           $ 1.00
                                                                     ======            ======           ======
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements. Certain prior year balances have been reclassified to improve comparability.

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

--------------------------------------------------------------------------------------------------------------
December 31                                                                       1998                  1997
--------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents...............................................       $  284               $   206
   Receivables . . Note D..................................................        1,359                 1,353
   Inventories . . Note E..................................................        1,421                 1,387
   Prepaid expenses and other current assets...............................          104                   201
                                                                                 -------               -------
       Total current assets................................................        3,168                 3,147
                                                                                 -------               -------
Long-term notes and receivables............................................           44                    65
Investments................................................................           91                    90
Goodwill, net of amortization..............................................        4,565                 4,625
Property, plant and equipment . . Note F...................................        3,743                 3,664
Other non-current assets...................................................          858                   715
                                                                                 -------               -------
       Total...............................................................      $12,469               $12,306
                                                                                 =======               =======
Liabilities & Shareholders' Equity
Current liabilities
   Short-term debt . . Note M..............................................      $ 2,331               $ 1,385
   Current portion of long-term debt . . Note M............................          135                   399
   Accounts payable and accrued liabilities . . Note G.....................        2,181                 2,237
   United States and foreign income taxes..................................           63                    28
                                                                                 -------               -------
       Total current liabilities...........................................        4,710                 4,049
                                                                                 -------               -------
Long-term debt, excluding current maturities . . Note M....................        3,188                 3,301
Other non-current liabilities . . Note H...................................          609                   432
Postretirement and pension liabilities . . Note S..........................          707                   712
Minority interests.........................................................          280                   283

Commitments and contingent liabilities . . Notes J and K

Shareholders' equity
   Preferred stock, 4.5% cumulative convertible,
     par value: $41.8875; authorized: 12,432,622 . . Note O
       1998 - outstanding  8,376,451.......................................          351
       1997 - outstanding 12,431,793.......................................                                521
   Additional preferred stock, authorized: 30,000,000;
     none issued . . Note O
   Common stock, par value: $5.00; authorized:
     500,000,000 . . Note O
     1998 - issued 155,792,424.............................................          779
     1997 - issued 155,792,386.............................................                                779
Additional paid-in capital.................................................        1,340                 1,561
Retained earnings..........................................................        1,250                 1,327
Accumulated other comprehensive income/(loss) . . Note C...................        ( 578)                ( 522)
Treasury stock (1998 - 33,455,026 shares; 1997 -
   27,393,843 shares)......................................................         (167)                 (137)
                                                                                 -------               -------
       Total shareholders' equity..........................................        2,975                 3,529
                                                                                 -------               -------
       Total...............................................................      $12,469               $12,306
                                                                                 =======               =======
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements. Certain prior year balances have been reclassified to improve comparability.

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

-----------------------------------------------------------------------------------------------------------------
                                                                     1998             1997              1996
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income................................................     $     105         $     294        $     284
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization ........................           533               540              496
       Provision for restructuring and other charges.........           205                43               32
       Foreign currency gain.................................                                              (42)
       Gain on sale of assets................................                             (28)             (16)
       Deferred income taxes.................................           113                93               92
   Changes in assets and liabilities, net of
     businesses acquired:
       Receivables...........................................             1              (115)             247
       Inventories...........................................           (24)              (70)              20
       Accounts payable, accrued and other liabilities ......          (235)             (219)            (194)
       Other, net............................................           (26)             (136)              (8)
                                                                  ---------         ---------        ---------
         Net cash provided by operating activities...........           672               402              911
                                                                  ---------         ---------        ---------

Cash flows from investing activities
   Capital expenditures......................................          (487)             (515)            (631)
   Acquisition of businesses, net of cash acquired...........           (31)              (10)          (1,538)
   Proceeds from sale of property, plant and equipment ......            47                43               33
   Proceeds from sale of businesses..........................            35                90              108
   Other, net................................................           (16)               (6)              (7)
                                                                  ---------         ---------        ---------
         Net cash used for investing activities..............          (452)             (398)          (2,035)
                                                                  ---------         ---------        ---------

Cash flows from financing activities
   Proceeds from long-term debt..............................            23               124            2,075
   Payments of long-term debt................................          (443)             (269)            (303)
   Net change in short-term debt.............................           877               360             (423)
   Dividends paid............................................          (143)             (152)            (146)
   Stock repurchased.........................................          (467)              (17)
   Common stock issued - benefit plans.......................             6                11               11
   Minority contributions, net of dividends paid.............            (5)               10                4
                                                                  ---------         ---------        ---------
         Net cash (used for) provided by
           financing activities..............................          (152)               67            1,218
                                                                  ---------         ---------        ---------

Effect of exchange rate changes on cash
   and cash equivalents......................................            10               (26)              (2)
                                                                  ---------         ---------        ---------

Net change in cash and cash equivalents......................            78                45               92


Cash and cash equivalents at January 1.......................           206               161               69
                                                                  ---------         ---------        ---------


Cash and cash equivalents at December 31.....................     $     284         $     206        $     161
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

                         Crown Cork & Seal Company, Inc.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                     |                                            Accumulated
                                              Compre-|                                                Other
                                              hensive| Preferred   Common    Paid-In   Retained   Comprehensive  Treasury
                                              Income |   Stock      Stock    Capital   Earnings   Income/(Loss)    Stock     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                     |
Balance December 31, 1995 ..................         |               $593     $  182     $1,049        ($224)      ($139)    $1,461
                                                     |
Net income - 1996...........................   $284  |                                      284                                 284
Translation adjustments.....................   (145) |                                                  (145)                  (145)
Minimum pension liability                            |
    adjustment, net of $9 tax...............     17  |                                                    17                     17
                                               ----  |
Comprehensive income........................   $156  |
                                               ====  |
Stock issued in business combination:                |
    Common: 37,300,818 shares...............         |                186      1,376                                          1,562
    Preferred: 12,432,622 shares............         |    $521                                                                  521
Dividends declared:                                  |
    Common..................................         |                                     (128)                               (128)
    Preferred ..............................         |                                      (20)                                (20)
Stock issued-benefit plans:                          |
    459,165 shares..........................         |                             9                                   2         11
                                                     |    ----       ----     ------     ------        -----       -----     ------
                                                     |
Balance December 31, 1996...................         |     521        779      1,567      1,185         (352)       (137)     3,563
                                                     |
Net income - 1997...........................   $294  |                                      294                                 294
Translation adjustments.....................   (168) |                                                  (168)                  (168)
Minimum pension liability                            |
    adjustment, net of $1 tax...............     (2) |                                                    (2)                    (2)
                                               ----  |
Comprehensive income........................   $124  |
                                               ====  |
Stock repurchased:                                   |
    342,414 shares..........................         |                           (15)                                 (2)       (17)
Dividends declared:                                  |
    Common..................................         |                                     (128)                               (128)
    Preferred...............................         |                                      (24)                                (24)
Stock issued-benefit plans                           |
    329,406 shares..........................         |                             9                                   2         11
                                                     |    ----       ----     ------     ------        -----       -----     ------
                                                     |
Balance December 31, 1997...................         |     521        779      1,561      1,327         (522)       (137)     3,529
                                                     |
Net income - 1998...........................   $105  |                                      105                                 105
Translation adjustments.....................     31  |                                                    31                     31
Minimum pension liability                            |
    adjustment, net of $47 tax..............    (87) |                                                   (87)                   (87)
                                               ----  |
Comprehensive income........................    $49  |
                                               ====  |
Stock repurchased:                                   |
    6,528,783 common shares.................         |                          (225)       (29)                     (32)      (286)
    4,055,300 preferred shares..............         |    (170)                             (11)                               (181)
Dividends declared:                                  |
    Common..................................         |                                     (125)                               (125)
    Preferred...............................         |                                      (17)                                (17)
Stock issued-benefit plans                           |
    467,600 shares..........................         |                             4                                   2          6
                                                     |    ----       ----     ------     ------        -----       -----     ------
                                                     |
Balance December 31, 1998...................         |    $351       $779     $1,340     $1,250        ($578)      ($167)    $2,975
                                                     |    ====       ====     ======     ======        =====       =====     ======
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

Certain prior year balances have been reclassified upon adoption of SFAS No. 130 and to improve comparability.

                         Crown Cork & Seal Company, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

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

Foreign Currency Translation
For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated in a separate component of accumulated other comprehensive income/(loss) in shareholders' equity. For non- U.S. subsidiaries which operate in U.S. dollars (functional currency) or whose economic environment is highly inflationary, local currency inventories and plant and other property are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

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

Goodwill
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefited (primarily 40 years). On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to $452 and $334 at December 31, 1998 and 1997, respectively.

Property, Plant and Equipment
Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and those costs which substantially increase the useful lives of existing PP&E. Cost of significant assets includes

                         Crown Cork & Seal Company, Inc.


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

Treasury Stock
Treasury stock is reported at par value and constructively retired. The excess of fair value over par value is first charged to paid in capital, if any, and then to retained earnings.

Research and Development
Research, development and engineering expenditures which amounted to $53, $53 and $52 in 1998, 1997 and 1996, respectively, are expensed as incurred. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products.

Reclassifications
Certain reclassifications of prior years' data have been made to improve comparability

--------------------------------------------------------------------------------
B.   Accounting Change

In the fourth quarter of 1997 the Company adopted the provisions of the Emerging Issues Task Force Bulletin 97-13 ("EITF 97-13"), Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation. EITF 97-13 requires that the costs of business process reengineering activities that are part of systems development projects be expensed as they are incurred. Unamortized costs that were previously capitalized, through September 30, 1997, were written off as a cumulative effect of an accounting change. This resulted in an after-tax charge of $8 or $.05 per share.

--------------------------------------------------------------------------------
C.   Comprehensive Income

Statement  of  Financial   Accounting  Standards  ("SFAS")  No.  130,  Reporting
Comprehensive Income, establishes a standard for reporting and displaying comprehensive income and its components within the financial statements.
Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets - net income and other comprehensive income. Included in other comprehensive income for the Company are cumulative translation adjustments and minimum pension liability adjustments. These adjustments are accumulated within the Statement of Shareholders' Equity under the caption Accumulated Other

                         Crown Cork & Seal Company, Inc.


Comprehensive Income/(Loss). As of December 31, accumulated other comprehensive income/(loss), as reflected in the consolidated statement of shareholders' equity, was comprised of the following:

                                                              1998         1997
                                                              ----         ----
Minimum pension liability adjustments........................($104)        ($17)
Cumulative translation adjustments........................... (474)        (505)
                                                             -----        -----
                                                             ($578)       ($522)
                                                             =====        =====

Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U. S. subsidiaries.

--------------------------------------------------------------------------------
D.   Receivables
                                                             1998         1997
                                                            ------       ------
Accounts and notes receivable...........................    $1,161       $1,150
Less: allowance for possible losses.....................       (45)         (45)
                                                            ------       ------
     Net trade receivables..............................     1,116        1,105
Miscellaneous receivables...............................       243          248
                                                            ------       ------
                                                            $1,359       $1,353
                                                            ======       ======

The Company has agreements to sell certain of its non-U.S. trade accounts receivable. At December 31, 1998, approximately $201 ($149 at December 31, 1997) of receivables had been sold with limited recourse and are reflected as a reduction of trade receivables.

--------------------------------------------------------------------------------
E.   Inventories
                                                   1998              1997
                                                  ------            ------
Finished goods................................... $  577            $  560
Work in process..................................    204               187
Raw materials and supplies.......................    640               640
                                                  ------            ------
                                                  $1,421            $1,387
                                                  ======            ======

Approximately 28% and 29% of worldwide inventories at December 31, 1998 and 1997, respectively, were stated on the LIFO method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 1998 and 1997, total inventories would have been $15 and $25 higher, respectively.

--------------------------------------------------------------------------------
F.   Property, Plant and Equipment

                                                                    1998             1997
                                                                  ------            ------
Buildings and improvements...................................     $  864            $  926
Machinery and equipment......................................      4,546             4,127
                                                                  ------            ------
                                                                   5,410             5,053
Less: accumulated depreciation and amortization..............     (2,153)           (1,921)
                                                                  ------            ------
                                                                   3,257             3,132
Land and improvements........................................        206               208
Construction in progress.....................................        280               324
                                                                  ------            ------
                                                                  $3,743            $3,664
                                                                  ======            ======

--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


G.   Accounts Payable and Accrued Liabilities

                                                                                  1998              1997
                                                                                 ------            ------
Trade accounts payable.................................................          $1,315            $1,343
Interest...............................................................              63                66
Salaries, wages and other employee benefits............................             261               255
Environmental..........................................................               3                 4
Litigation.............................................................              42
Restructuring..........................................................             128               152
Deferred taxes.........................................................              85                83
Other..................................................................             284               334
                                                                                 ------            ------
                                                                                 $2,181            $2,237
                                                                                 ======            ======

Miscellaneous   current  receivables  include  $37  for  recoveries  related  to litigation.

--------------------------------------------------------------------------------
H.   Other Non-Current Liabilities

                                                                                  1998              1997
                                                                                  ----              ----
Postemployment benefits................................................           $ 45              $ 37
Environmental..........................................................             15                35
Litigation.............................................................            129
Deferred taxes.........................................................            356               305
Other..................................................................             64                55
                                                                                  ----              ----
                                                                                  $609              $432
                                                                                  ====              ====

Other non-current assets include $21 and $19 at December 31, 1998 and 1997, respectively, for estimated recoveries related to environmental liabilities.

--------------------------------------------------------------------------------
I.   Acquisitions

During 1998, the Company acquired, in separate transactions, the assets of food can manufacturers in Portugal and Poland for cash payments of $31.

On March 5, 1997, the Company acquired Golden Aluminum Company ("GAC") from ACX Technologies, Inc. The purchase price was $70 which included an immediate cash payment of $10 and a deferred payment of $60. Under the terms of the purchase, the Company holds a put option enabling it to return GAC to ACX.

Effective February 22, 1996, the Company acquired CarnaudMetalbox ("CMB") for approximately $3,986, including $1,903 in cash, $1,562 in Crown common stock and $521 in Crown 4.5% cumulative convertible preferred stock. The cash portion of the consideration was financed through a Revolving Credit and Term Loan Agreement. This agreement was subsequently refinanced. See Note M and Management's Discussion and Analysis for further details on the refinancing. The Company also acquired, in separate transactions, the assets of a tooling company in Pennsylvania for approximately $1 in cash and the assets of a coil cutting and coating facility in California for approximately $5 in cash. Both transactions were financed through cash from operations.

For financial reporting purposes, all of the acquisitions above were treated as purchases. An excess purchase price of approximately $3,850 has been determined, based upon the fair values of assets acquired and liabilities assumed in connection with the above acquisitions. The operating results of each
acquisition  are  included  in   consolidated   net  income  from  the  date  of
acquisition.

                         Crown Cork & Seal Company, Inc.


The following represents the non-cash impact of the acquisitions noted above:

                                                                        1998              1997            1996
                                                                       ------            ------          ------
Fair value of assets acquired, including goodwill.............          $ 75              $ 70           $7,995
Liabilities assumed...........................................           (44)                            (4,003)
Note payable..................................................                             (60)
Issuance of common stock......................................                                           (1,562)
Issuance of 4.5% cumulative convertible preferred stock                                                    (521)
                                                                        ----              ----           ------
     Cash paid................................................          $ 31              $ 10           $1,909
                                                                        ====              ====           ======

--------------------------------------------------------------------------------
J.   Lease Commitments

The Company and its subsidiaries lease manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in PP&E. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. The amount of capital leases reported as capital assets, net of accumulated amortization, at December 31, 1998 and 1997 was $54 and $46, respectively.

Under long-term operating leases, minimum annual rentals are $26 in 1999, $18 in 2000, $14 in 2001, $11 in 2002, $8 in 2003, and a total of $38 in 2004 and thereafter. Under long-term capital leases, minimum annual rentals are $14 in 1999, $8 in 2000, $7 in 2001, $6 in 2002, $4 in 2003, and a total of $11 in 2004 and thereafter. The present value of future minimum payments on capital leases is $43 with the current portion of the obligation being $12. Rental expense (net of sublease rental income of $5 in 1998, $4 in 1997 and $6 in 1996) amounted to $42 in 1998, $38 in 1997 and $35 in 1996.

--------------------------------------------------------------------------------
K.   Commitments and Contingent Liabilities

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. Such commitments are not at prices in excess of current market. The Company's basic raw materials for its products are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to material fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to recover fully any increases or fluctuations in raw material costs from its customers.

The Company is one of a number of defendants in a substantial number of lawsuits filed by persons alleging bodily injury as a result of exposure to asbestos. This litigation arose from the insulation operations in the United States of a company in which the Company acquired a majority interest in 1963. That company sold this insulation business less than three months later.

Prior to 1998, the amounts paid to asbestos litigation claimants were covered by a fund of $80 made available to the Company under a 1985 settlement with carriers insuring the Company through 1976, when the Company became self-insured. From 1985 through 1997, the Company disposed of approximately 70,000 cases for amounts which aggregated approximately one-half of the original fund.

Until the fourth quarter of 1998 the Company considered that the fund was adequate and that the likelihood of exposure for this litigation in excess of the amount of the fund was remote. This view was based on the Company's analysis of its potential exposure, the balance available under the 1985 settlement, historical trends and actual settlement ranges.

                         Crown Cork & Seal Company, Inc.


A change in Texas law, which limits out-of-state plaintiff filings in that state, and which will therefore be favorable in the long-term, caused, along with other factors, an unexpected increase in claims activity. This, along with several larger group settlements, caused the Company to reevaluate its position.

As a consequence, the Company has provided a charge of $78 after taxes (or $.59 per share) to supplement the remaining fund and cover estimated liability claims pending or to be filed through 2003.

The liability recorded for asbestos claims constitutes management's best estimate of such costs for pending and future claims. Because of the uncertainties related to this kind of litigation, the Company believes it is not possible to estimate the number of personal injury claims that may be filed after 2003. The Company believes, however, that the number of claims against it will slow significantly in the future as time elapses since 1963. The Company cautions, however, that inherent in its estimate of liabilities are expected trends in claim severity, frequency and other factors which may vary as claims are filed and settled or otherwise disposed of. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the operating results or cash flows in future periods. While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company's financial position or liquidity.

The Company is also subject to various other lawsuits and claims with respect to matters such as governmental and environmental regulations and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.

--------------------------------------------------------------------------------
L.   Restructuring

During 1998, the Company provided $179 ($127 after-tax or $.95 per share) for the costs associated with the plan to close thirteen plants and the reorganization of three additional plants. These actions reflect the Company's continued commitment to realign its manufacturing facilities with the objective of enhancing operating efficiencies. Included in the restructuring charge were costs to provide severance and related benefits, write-down of assets and other exit costs. The Company anticipates that this restructuring program will generate after-tax savings of approximately $64 ($.48 per share) on an annualized basis when fully implemented.

The cost of providing severance and related benefits is estimated at $99, is a cash expense, and covers a reduction of approximately 2,900 employees, 1,900 of whom are involved in direct manufacturing operations.

Included in this restructuring provision is a charge of $60 reflecting the impairment of property, plant and equipment principally located in the Americas Division. This charge has been reflected as a reduction in the carrying values of the related assets. Write-downs of property, plant and equipment were made where their carrying values exceeded the Company's estimate of proceeds from abandonment or disposal. These estimates were based principally on past experience of comparable asset disposals. Disposition of assets identified for disposal in the 1998 action, including certain machinery, land and buildings, is expected to be substantially completed by the end of 1999. The carrying value of the land and buildings held for sale is approximately $22. Annual depreciation previously recognized for the affected assets was approximately $4.

Other non-recurring exit costs are estimated at $20 and are primarily a cash expense, comprising the costs to effectively close and dispose of the facilities identified in the 1998 plan. Exit costs include, but are not limited to, fees related to lease termination and other contract cancellations, dismantlement costs and

                         Crown Cork & Seal Company, Inc.


brokers'  fees  for  assets  to  be  sold.   These  costs  are  expected  to  be
substantially incurred by the end of 1999.

During 1997, the Company provided $67 ($43 after-tax or $.31 per share) for the costs associated with a plan to improve the structure of its PET plastic beverage container business in the United States by closing and reorganizing six manufacturing locations in its CONSTAR subsidiary along with other, non-PET, restructuring activities, primarily in Europe. This restructuring program covered approximately 600 employees.

During 1996, the Company provided restructuring costs relative to the acquisition of CarnaudMetalbox (CMB). Affected by the plan of restructuring were forty plants and regional administrative offices which were closed and an additional fifty-two plants which were reorganized. The Company accrued approximately $534 and allocated such costs to the purchase price of CMB in accordance with purchase accounting requirements. These costs comprised: severance and related benefits, write-down of assets and other exit costs. The cost of providing severance and related benefits for the reduction of approximately 6,500 employees was $257 and was primarily a cash expense. The write-down of assets (principally property, plant and equipment) was approximately $217 and has been reflected as a reduction in the carrying values of the Company's assets. Other exit costs, primarily repayments of government grants and subsidies, were approximately $60 and were primarily cash expenses. The restructuring costs recorded in connection with the CMB acquisition included a $95 restructuring charge announced in 1996 by CarnaudMetalbox Asia, Ltd., a subsidiary of CMB. Remaining balances in the restructuring reserve primarily relate to payment options available to employees under termination agreements. Such agreements were made with the respective union or with the local governmental body generally, and provide that a portion of the employee severance is paid when the employee is terminated and the remaining portion is paid out over an agreed period.

In 1996, the Company also provided $40 ($32 after-taxes or $.24 per share) for the costs associated with exiting certain lines of business in its South African operations, the closure of a South American operation and costs associated with restructuring existing businesses in Europe.

The balance of the restructuring reserves (excluding the write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components during 1998 were as follows:

                                                                                Other
                                                                 Employee       Exit       Writedown     Total
(in millions)                                                    Severance      Costs      of Assets
                                                                 ---------    --------     ---------     ------
Opening balance...............................................     $120         $ 35                     $ 155
Provisions accrued............................................       99           20         $ 60          179
Payments made.................................................     (107)         (23)                     (130)
Transfer against assets.......................................                                (60)         (60)
Other movements*..............................................      (15)          (1)                      (16)
                                                                   ----         ----                     -----
Closing balance...............................................     $ 97         $ 31                     $ 128
                                                                   ====         ====                     =====

*Includes provisions under purchase accounting for two 1998 acquisitions in Europe, sale of businesses and translation adjustments.

During 1998, payments of $107 were made related to the termination of approximately 2,200 employees, 1,800 of whom were involved in direct manufacturing operations. Payments of $23 were made for other exit costs, including property carrying costs, dismantlement costs, equipment removal and various contractual obligations.

                         Crown Cork & Seal Company, Inc.


The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw material and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters, many of which are outside the Company's control. The Company's estimates of cost savings, which are unaudited, are not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and are subject to the considerations described under "Forward-Looking Statements" within "Management's Discussion and Analysis of Financial Condition and Results of Operations." Shareholders are cautioned not to place undue reliance on the estimates or the underlying assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

--------------------------------------------------------------------------------
M.   Short-Term Borrowings and Long-Term Debt

                                                                                  1998             1997
                                                                                 ------            ------
Short-term borrowings (1)
Commercial paper (2)...................................................          $1,374              $548
U.S. dollar bank loans/overdrafts......................................             123               155
Other currency bank loans/overdrafts...................................             834               682
                                                                                 ------            ------
           Total short-term borrowings.................................          $2,331            $1,385
                                                                                 ------            ------
Long-term debt
U.S. Dollars:
Commercial paper (2) (3)...............................................          $  700            $  700
Private placements: rates ranging
    from 7.0% to 7.54%, due 2000 through 2005..........................             205               205
Senior notes and debentures:
    5.88% due 1998.....................................................                               100
    7.00% due 1999.....................................................             100               100
    6.75% due 2003 (4).................................................             400               400
    6.75% due 2003.....................................................             200               200
    8.38% due 2005.....................................................             300               300
    7.00% due 2006 (4).................................................             300               300
    8.00% due 2023.....................................................             200               200
    7.38% due 2026.....................................................             350               350
    7.50% due 2096.....................................................             150               150
Other indebtedness: rates in 1998 ranging from
    5.5% to 8.62%, due 1999 through 2015...............................             222               202
                                                                                 ------            ------
                                                                                  3,127             3,207
                                                                                 ------            ------

Other currencies (average interest rate at December 31,
    1998 in parentheses):
Preference shares in French Francs (6.7%), due 1998....................                               254
Other French Franc indebtedness (4.1% to 7.45%),
    due 1999 through 2015..............................................              85                98
Capital lease obligations in various currencies........................              43                43
Other indebtedness in various currencies (3.53% to 28.4%),
    due 1999 through 2004..............................................              68                98
                                                                                 ------            ------
           Total long-term debt (5)....................................           3,323             3,700

Less: current maturities...............................................            (135)             (399)
                                                                                 ------            ------
           Total long-term debt........................................          $3,188            $3,301
                                                                                 ======            ======

                         Crown Cork & Seal Company, Inc.


(1) The weighted average interest rates for commercial paper outstanding during 1998, 1997 and 1996, were 5.2%, 5.3% and 5.5%, respectively. The weighted average interest rates for notes and overdrafts outstanding during 1998, 1997 and 1996, were 5.6%, 6.4% and 6.3%, respectively.
(2) At December 31, 1998 and December 31,1997, $700 of commercial paper was reported as long-term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis through committed credit facilities.
(3) A committed $2.5 billion multicurrency revolving credit facility with a maturity of February 4, 2002 is available to support the commercial paper programs and short-term financing needs. The agreement contains certain financial covenants related to leverage and interest coverage. At December 31, 1998 and 1997, $517 and $355, respectively, was drawn against the facility.
(4) On December 12, 1996, two wholly-owned finance subsidiaries located in the United Kingdom and France, sold public debt securities which were fully guaranteed by the Company. The offerings by the subsidiaries, amounting to $700, were simultaneously converted into fixed rate 8.28% Sterling and 5.75% French Franc obligations through interest rate and currency swaps with various counterparties.
(5) The Company is also party to other interest rate swaps which mature in 2001. The notional amounts of these agreements do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risks. At December 31, 1998, the combined notional values of these swaps was $74. At December 31, 1997, the combined notional values of other interest rate swaps was $553.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1998 are $135, $161, $141, $95, and $638, respectively. Cash payments for interest were $377 in 1998, $379 in 1997 and $291 in 1996, respectively (including amounts capitalized of $6 in 1998, $6 in 1997 and $8 in 1996, respectively).

The estimated fair value of the Company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities was $3,437 and $3,791 at December 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
N.   Financial Instruments

In the normal course of business, the operations of the Company are exposed to fluctuations in currency values, interest rates, commodity prices and other market risks. The Company addresses these risks through a program that includes the use of financial instruments. The Company controls the credit risks associated with these financial instruments through credit approval, investment limits and centralized monitoring procedures and systems. The Company uses only liquid investments from creditworthy institutions and does not enter into leveraged, tiered or illiquid contracts. Further, the Company does not enter into financial instruments for trading purposes.

Foreign Currency Management
With respect to balance sheet exposures, the Company has an internal netting strategy to match foreign currency assets and liabilities wherever possible. This is achieved through the individual capital structure of overseas subsidiaries complemented by the use of financial instruments. The Company also enters into various types of foreign exchange contracts, principally forward exchange contracts and swaps, in managing the foreign exchange risk arising from certain foreign currency transactions. At December 31, 1998, the Company had outstanding forward exchange contracts, principally in European currencies, Singapore dollars, and US dollars (both buy and sell) for an aggregate notional amount of $2,680 ($2,902 at December 31, 1997). Based on year-end exchange rates and the maturity dates of the various contracts, the aggregate contract value of these items approximated fair value at December 31, 1998 and December 31, 1997. Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

                         Crown Cork & Seal Company, Inc.


Interest Rate Risk Management
The Company uses interest rate swaps, interest rate caps, and currency swaps to manage interest rate risk related to borrowings. Interest rate and currency swap agreements which hedge third party debt issues are described in Note M. Costs associated with these financial instruments are generally amortized over the lives of the instruments and are not material to the Company's financial results. Differences in interest, which are paid or received, are recognized as adjustments to interest expense.

Commodities
The Company's basic raw materials for its products are subject to significant price fluctuations. In terms of commodity risks, the Company uses a combination of commercial supply contracts and financial instruments, including forwards and options, to minimize these exposures. The maturity of the commodity instruments correlates to the actual purchases of the commodities. Commodity instruments are accounted for as hedges, with any gains or losses included in inventory, to the extent that they are designated and are effective as hedges of anticipated commodity purchases. At December 31, 1998 and December 31, 1997 the fair value of the outstanding commodity contracts was not material to the Company's earnings, cash flows or financial position.

--------------------------------------------------------------------------------
O.   Capital Stock

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







--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


P.   Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for 1998, 1997 and 1996:

                                               1998                      1997                      1996
                                    ---------------------------------------------------------------------------
                                              Average                   Average                   Average
                                    Income    Shares    EPS     Income  Shares   EPS     Income   Shares    EPS
                                    ------    -------   ---     ------  -------  ---     ------   -------   ---
Net Income.....................       $105                       $294                      $284
     Less: Preferred stock
       dividends...............        (17)                       (23)                      (20)
                                      ----                       ----                      ----
Basic EPS......................       $ 88    124.4     $.71     $271   128.4   $2.11       264    122.5    $2.16

Potentially dilutive securities:
     Stock options.............                  .1                        .6                         .3
     Assumed preferred stock
       conversion..............         17      8.4                23    11.3                20      9.6
                                      ----    -----              ----   -----              ----    -----
Diluted EPS....................       $105    132.9    $.71*     $294   140.3   $2.10      $284    132.4    $2.14
                                      ====    =====              ====   =====              ====    =====

* 1998 Diluted EPS is the same as Basic EPS due to the anti-dilutive effect from the assumed conversion of convertible preferred stock and the addback of preferred dividends.

Basic EPS excludes all potentially dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options and convertible preferred stock, in periods when they are not anti-dilutive, otherwise; it is the same as Basic EPS.

--------------------------------------------------------------------------------
Q.   Stock Options

As of December 31, 1998, the Company currently has three stock-based incentive compensation plans under which the Company grants options to executives and key employees to purchase common stock. The number of shares authorized for issuance were 6,000,000 under the 1990 plan, 4,000,000 under the 1994 plan and 5,000,000 under the 1997 plan. Awards can be made in the form of stock options, deferred stock, restricted stock or stock appreciation rights ("SARs") and may be subject to the achievement of certain performance goals as determined by the Plan Committee as designated by the Board of Directors. There have been no issuances of deferred stock, restricted stock or SARs under any of the plans. Under all plans, the option exercise price equals the fair market value of the common shares on the date of the grant. Options generally become exercisable ratably over the first five years from the grant date and expire ten years after the date of grant.

In 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans.

                         Crown Cork & Seal Company, Inc.


Stock option transactions were:

                                                    1998                    1997                     1996
                                            --------------------    --------------------    ---------------------
                                                        Weighted                Weighted                Weighted
                                                         Average                 Average                 Average
                                                        Exercise                Exercise                Exercise
                                              Shares      Price       Shares      Price       Shares      Price
                                            --------------------    --------------------    ---------------------
Options outstanding
   at January 1.........................    4,745,796    $44.54     4,625,708    $42.28     1,836,452    $33.30
Granted.................................    1,109,032     47.56       877,350     52.27     3,544,750     44.35
Exercised...............................     (195,571)    33.81      (281,380)    33.36      (516,100)    25.58
Canceled................................     (360,551)    44.54      (475,882)    43.39      (239,394)    39.94
                                            ---------               ---------               ---------
Options outstanding
   at December 31.......................    5,298,706    $45.51     4,745,796    $44.54     4,625,708    $42.28
                                            =========               =========               =========
Options exercisable
   at December 31.......................    1,805,674               1,083,464                 709,115
Options available for
   grant at December 31.................    5,721,135               6,469,616               1,871,084

The following table summarizes information concerning currently outstanding and exercisable options:

                            Options Outstanding                                           Options Exercisable
        ------------------------------------------------------------                 --------------------------
                                              Weighted
                                               Average      Weighted                                  Weighted
             Range of                         Remaining      Average                                   Average
             Exercise            Number      Contractual    Exercise                     Number       Exercise
              Prices           Outstanding      Life          Price                    Exercisable      Price
        ------------------------------------------------------------                 --------------------------
        $20.53 to $38.50         616,742        6.0         $35.59                        358,084       $37.59
         38.63 to  43.13         268,016        3.0          40.76                        192,801        40.43
         44.13 to  52.75       3,654,448        5.1          45.96                      1,110,589        44.83
         53.00 to  54.38         759,500        8.2          53.13                        144,200        53.01
                              ----------                                                ---------
                               5,298,706        5.6         $45.51                      1,805,674       $43.58
                              ==========                                                =========

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

------------------------------------------------------------------------------------------------------------------
                                                                        1998             1997               1996
------------------------------------------------------------------------------------------------------------------
Net income                          As reported                         $ 88             $ 271             $ 264
                                    Pro forma                           $ 81             $ 264             $ 261


Basic earnings per share            As reported                         $.71             $2.11             $2.16
                                    Pro forma                           $.65             $2.05             $2.13


Diluted earnings per share          As reported                         $.71            $ 2.10             $2.14
                                    Pro forma                           $.65            $ 2.05             $2.12

                         Crown Cork & Seal Company, Inc.


The pro forma results may not be representative of the effects on reported income for future years. The fair value of each stock option has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


--------------------------------------------------------------------------------------------------------------------
                                                                       1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                  4.5%              5.7%             6.2%
Expected life of option                                             4.9 years         4.9 years        4.9 years
Expected stock price volatility                                         24.5%             21.7%            20.7%
Expected dividend yield                                                  3.2%              2.0%             2.2%

The weighted average grant-date fair values for options granted during 1998, 1997 and 1996 were $9.96, $12.92, and $11.01, respectively.

--------------------------------------------------------------------------------
R.   Income Taxes

Pre-tax income for the years ended December 31 was taxed under the following jurisdictions:

                                                                        1998              1997             1996
                                                                        ----              ----             ----
Domestic......................................................         ($130)             $ 49             $ 67
Foreign.......................................................           310               408              364
                                                                        ----              ----             ----
                                                                        $180              $457             $431
                                                                        ====              ====             ====
The provision for income taxes consists of the following:
Current tax provision:
     U.S. Federal.............................................          $  5              $ 14             $ 15
     State and foreign........................................            52                41               28
                                                                        ----              ----             ----
                                                                          57                55               43
                                                                        ----              ----             ----
Deferred tax provision:
     U.S. Federal.............................................           (31)               10               17
     State and foreign........................................            48                83               74
                                                                        ----              ----             ----
                                                                          17                93               91
                                                                        ----              ----             ----
                                                                        $ 74              $148             $134
                                                                        ====              ====             ====

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                                      1998              1997             1996
                                                                      ----              ----             ----
U.S. statutory rate...........................................        35.0%             35.0%            35.0%
Non-U.S. operations at different rates........................       (12.6)             (6.6)            (7.7)
Effect of non-U.S. statutory rate changes.....................        (1.6)             (1.5)
Amortization of acquisition adjustments.......................        23.8               9.5              8.5
Valuation allowance...........................................        (2.5)             (2.7)            (4.0)
Other items, net..............................................        (1.0)             (1.3)             (.7)
                                                                      ----              ----             ----
     Effective income tax rate................................        41.1%             32.4%            31.1%
                                                                      ====              ====             ====

                         Crown Cork & Seal Company, Inc.


The Company received federal, state, local and foreign income tax refunds (net of payments) of $1 in 1998 and paid taxes (net of refunds) of $51 in 1997 and $41 in 1996. The components of deferred tax assets and liabilities at December 31, were:

                                                                        1998                      1997
                                                                 ---------------------      --------------------
                                                                 Asset       Liability      Asset      Liability
                                                                 -----       ---------      -----      ---------
Depreciation..............................................                     $ 420                     $ 398
Postretirement and postemployment benefits................         $221                      $222
Pensions..................................................                        68                        91
Inventories...............................................                        27                        27
Tax loss and credit carryforwards.........................          232                       210
Restructuring.............................................           26                        41
Accruals and other........................................          120           55           88           26
                                                                  -----        -----        -----        -----
                                                                    599          570          561          542
Valuation allowance.......................................          (94)                     (125)
                                                                  -----        -----        -----        -----
                                                                  $ 505        $ 570        $ 436        $ 542
                                                                  =====        =====        =====        =====

Prepaid expenses and other current assets include $52 and $95 of deferred tax assets at December 31, 1998 and 1997, respectively. Other non-current assets include $324 and $187 of deferred tax assets at December 31, 1998 and 1997, respectively.

The Company has recorded $61 of deferred tax assets arising from tax loss and credit carryforwards which will be realized through future operations and an additional $77 which will be realized through the reversal of existing temporary differences. Future recognition of the remaining $94 will be achieved either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Carryforwards of $80 expire over the next five years; $49 expire in years six through fifteen; and $103 can be utilized over an indefinite period.

The valuation allowance of $94 includes $61 which, if reversed in future periods, will reduce goodwill.

The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $549 as of December 31, 1998. Management has no plans to distribute such earnings in the foreseeable future.

--------------------------------------------------------------------------------
S.   Pensions and Other Retirement Benefits

Pensions

The Company sponsors various pension plans, covering substantially all U.S. and Canadian and some non- U.S. and non-Canadian employees, and participates in certain multi-employer pension plans. The benefits under these plans are based primarily on years of service and the employees' remuneration near retirement. Contributions to multi-employer plans in which the Company and its subsidiaries participate are determined in accordance with the provisions of negotiated labor contracts or applicable local regulations. The Company's objective in funding its pension plans is to accumulate funds sufficient to provide for all accrued benefits. In certain countries the funding of pension plans is not a common practice as funding provides no economic benefit. Consequently, the Company has several pension plans which are not funded.

Plan assets of company-sponsored plans of $3,311 consist principally of common stocks, fixed income securities and other investments, including $177 of the Company's common stock.

                         Crown Cork & Seal Company, Inc.


The 1998, 1997 and 1996 components of pension (income)/cost were as follows:

                                                      U.S.                                  Non-U.S.
                                         -------------------------------         ------------------------------
                                         1998         1997          1996         1998         1997         1996
                                         ----         ----          ----         ----         ----         ----
Service cost..........................   $ 10          $  8         $ 12         $ 29         $ 26         $ 30
Interest cost.........................     88            93           89          140          136          111
Expected return on plan assets........   (145)         (147)        (128)        (233)        (206)        (160)
Recognized actuarial (gain)/loss .....     (1)           (2)           1            2                         1
Recognized prior service cost.........      1             1            1                         1            1
Cost/(income)attributable to
   plant closings.....................     12             1           (1)          (3)          (1)
                                        -----         -----        -----        -----        -----        -----
Total pension income..................  ($ 35)        ($ 46)       ($ 26)       ($ 65)       ($ 44)       ($ 17)
                                        =====         =====        =====        =====        =====        =====

Additional pension expense of $8, $9 and $8 was recognized in 1998, 1997 and 1996 for non-Company sponsored plans.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $823, $812 and $699, respectively, as of December 31, 1998, and $23, $21, and $8, respectively, as of December 31, 1997.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $259, $220, and $104, respectively, as of December 31, 1998, and $211, $184, and $64, respectively, as of December 31, 1997.

                         Crown Cork & Seal Company, Inc.


Changes in the benefit obligation and plan assets for 1998 and 1997 were as follows:

                                                                        U.S.                    Non-U.S.
                                                                 ------------------         -----------------
                                                                 1998          1997         1998         1997
                                                                 ----          ----         ----         ----
Change in Benefit Obligation

Benefit obligation at January 1...........................       $1,237       $1,191       $1,771       $1,685
Service cost..............................................           10            8           29           26
Interest cost.............................................           88           93          140          136
Plan participants' contributions..........................            1            1           10           11
Amendments................................................            8            4                         2
Settlements and curtailments..............................                                    (10)         (11)
Special termination benefits..............................           12            1
Actuarial loss............................................           50           64          121          101
Benefits paid.............................................         (119)        (125)        (113)        (102)
Foreign currency exchange rate changes....................                                      9          (77)
                                                                 ------       ------       ------       ------
   Benefit obligation at end of year......................       $1,287       $1,237       $1,957       $1,771
                                                                 ------       ------       ------       ------

Change in Plan Assets

Fair value of plan assets at January 1....................       $1,381       $1,337       $2,143       $1,958
Actual return on plan assets..............................          (39)         165           25          339
Employer contributions....................................            2            3           17           20
Plan participants' contributions..........................            1            1           10           11
Benefits paid.............................................         (119)        (125)        (113)        (102)
Settlement................................................                                                 (11)
Foreign currency exchange rate changes....................                                      3          (72)
                                                                 ------       ------       ------       ------
   Fair value of plan assets at December 31...............       $1,226       $1,381       $2,085       $2,143
                                                                 ------       ------       ------       ------

Plan assets(less than)/in excess of benefit
   obligation.............................................         ($61)        $144         $128         $372
Net transition obligation.................................            7            8
Unrecognized actuarial loss/(gain)........................          182          (53)         168         (148)
Unrecognized prior service cost...........................           16            8            3            4
                                                                 ------       ------       ------       ------
   Net amount recognized..................................       $  144       $  107       $  299       $  228
                                                                 ======       ======       ======       ======

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost......................................       $  118       $  113       $  415       $  345
Accrued benefit liability.................................         (116)         (16)        (162)        (146)
Intangible asset..........................................           23           10            3            3
Accumulated other comprehensive income....................          119                        43           26
                                                                 ------       ------       ------       ------
   Net amount recognized..................................       $  144       $  107       $  299       $  228
                                                                 ======       ======       ======       ======

                         Crown Cork & Seal Company, Inc.


The weighted average actuarial assumptions for the Company's pension plans are as follows:

                                            U.S. Plans                                Non-U.S. Plans
----------------------------------------------------------------------------------------------------------------
                                   1998         1997         1996              1998         1997         1996
----------------------------------------------------------------------------------------------------------------
Discount rate..................     7.1%         7.4%         8.0%              7.2%         8.0%         8.8%
Compensation increase..........     3.5%         3.5%         3.5%              5.3%         6.0%         6.5%
Long-term rate of return.......    11.0%        11.0%        11.0%             11.0%        11.0%        11.0%

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

The components of the net postretirement benefit cost were as follows:

                                                                                      1998       1997       1996
                                                                                      ----       ----       ----
Service cost....................................................................       $ 4        $ 4        $ 4
Interest cost...................................................................        40         39         39
Recognized actuarial gain.......................................................        (1)        (1)        (1)
Recognized prior service cost...................................................        (1)        (2)
Loss attributable to plant closings.............................................         4
                                                                                       ---        ---        ---
     Net periodic benefit cost..................................................       $46        $40        $42
                                                                                       ===        ===        ===

The following provides the components of the changes in the benefit obligation, and reconciles the obligation to the amount recognized:

                                                                                  1998             1997
                                                                                  ----             ----
Benefit obligations at January 1.......................................           $548              $504
Service cost...........................................................              4                 4
Interest cost..........................................................             40                39
Special termination benefits...........................................              4
Actuarial loss.........................................................             25                47
Benefits paid..........................................................            (51)              (46)
Foreign currency exchange rate changes.................................             (2)
                                                                                  ----              ----
Benefit obligation at December 31......................................            568               548
Unrecognized actuarial gain............................................             16                41
Unrecognized prior service cost........................................             11                12
                                                                                  ----              ----
     Net amount recognized.............................................           $595              $601
                                                                                  ====              ====

The health care accumulated postretirement benefit obligation was determined at December 31, 1998 and 1997 using health care trend rates of 8.0% and 8.7%, respectively, decreasing to 4.8% over seven years and eight years, respectively. The assumed long-term rate of compensation increase used for life insurance was 3.5% at both December 31, 1998 and 1997. The discount rate was 7.1% and 7.4% at December 31, 1998 and 1997, respectively. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligation by $41 and the total of service and interest cost by $3.

                         Crown Cork & Seal Company, Inc.


Employee Savings Plan
The Company sponsors a Savings Investment Plan which covers substantially all domestic salaried employees who are 21 years of age with one or more years of service. The Company matches with equivalent value of Company stock, up to 1.5% of a participant's compensation.

Employee Stock Purchase Plan
The Company also sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company's contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 1998 and 1997 were 112,471 and 89,392, respectively, and the Company's contributions were approximately $1 for both years.

--------------------------------------------------------------------------------
T.   Segment Information

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with a "management" approach. The prior years' segment information has been restated to the new presentation. The management approach presents segments according to the internal organization used by management for making operating decisions and assessing performance. SFAS 131 also requires disclosures about enterprise-wide products and services, significant geographic operations and major customers. The adoption of SFAS 131 does not affect results of operations or financial position but does affect the disclosures for segment information.

The Company is organized on the basis of geographic regions with three reportable segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and South and Central America. Europe includes Europe, Africa and the Middle East. Although the economic environments within each of these reportable segments are quite diverse, they are similar in the nature of their products, the production processes, the types or classes of customers for products and the methods used to distribute products. Asia-Pacific, although below reportable segment thresholds, has been designated as a reportable segment because considerable review is made of this region for the allocation of resources. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer and the Chief Operating Officer. "Other" includes Corporate activities, such as Corporate Technology and, prior to 1998, includes the divested machinery operations of Crown-Simplimatic.

The Company evaluates performance and allocates resources based on operating income, that is, income before net interest, foreign exchange and gain/(loss) on sale of assets. The accounting policies for each reportable segment are the same as those described in the Summary of Significant Accounting Policies.

On an enterprise-wide basis, the Company's major products and their distribution along geographic lines along with related long-lived assets are presented below.

                         Crown Cork & Seal Company, Inc.


Sales for major products were:

PRODUCTS                                                                1998            1997              1996
                                                                       ------           ------           ------
     Metal beverage cans and ends.............................         $2,554           $2,485           $2,299
     Metal food cans and ends.................................          2,562            2,590            2,540
     Other metal packaging....................................          1,478            1,548            1,494
     Plastic packaging........................................          1,535            1,554            1,712
     Other products...........................................            171              318              287
                                                                       ------           ------           ------
         Consolidated net sales...............................         $8,300           $8,495           $8,332
                                                                       ======           ======           ======

Sales and long-lived assets for the major countries in which the Company operates were:

                                                   Net Sales                           Long-lived Assets
                                          ------------------------------         -----------------------------
                                          1998         1997         1996         1998         1997        1996
                                          ----         ----         ----         ----         ----        ----
GEOGRAPHIC
     United States....................   $3,337       $3,394       $3,327       $1,351       $1,421      $1,436
     United Kingdom...................    1,112        1,241        1,225          522          474         461
     France...........................      832          839          882          332          306         296
     Other *..........................    3,019        3,021        2,898        1,538        1,463       1,524
                                         ------       ------       ------       ------       ------      ------
         Consolidated total...........   $8,300       $8,495       $8,332       $3,743       $3,664      $3,717
                                         ======       ======       ======       ======       ======      ======

*"Other" includes Other Europe, Africa, Middle East, Canada, South and Central America and Asia-Pacific.

For the years ended December 31, 1998, 1997 and 1996, respectively, no one customer accounted for more than 10% of the Company's consolidated net sales.

                         Crown Cork & Seal Company, Inc.


The tables below present information about reportable segments for the years ending December 31, 1998, 1997, 1996:

                                                                            December 31, 1998
                                                    Americas       Europe     Asia-Pacific     Other     Total
External sales...................................     $4,077       $3,888         $335                  $ 8,300
Depreciation & Amortization......................        219          271           26          $17         533
Restructuring & other charges....................         85           77            3          139         304
Segment income...................................        289          479                      (211)        557
Capital expenditures.............................        161          300            7           19         487
Equity investments...............................         30           43                        18          91
Deferred tax assets..............................        137          186            5           48         376
Segment assets...................................      4,511        7,176          520          262      12,469
---------------------------------------------------------------------------------------------------------------------

                                                                            December 31, 1997
                                                    Americas       Europe     Asia-Pacific     Other     Total
External sales...................................     $4,021       $4,045         $369          $60      $8,495
Depreciation & Amortization......................        244          253           28           15         540
Restructuring & other charges....................         55           12                                    67
Segment income...................................        280          553            7          (74)        766
Capital expenditures.............................        176          301           19           19         515
Equity investments...............................         30           37                        23          90
Deferred tax assets..............................         81          196            4            1         282
Segment assets...................................      4,721        6,941          509          135      12,306
---------------------------------------------------------------------------------------------------------------------

                                                                            December 31, 1996
                                                    Americas       Europe     Asia-Pacific     Other     Total
External sales...................................     $3,823       $3,987         $384         $138      $8,332
Depreciation & Amortization......................        232          223           34            7         496
Restructuring & other charges....................          9           30            1                       40
Segment income...................................        284          450           13          (71)        676
Capital expenditures.............................        225          281           90           35         631
Equity investments...............................         29           48            6            7          90
Deferred tax assets..............................         52          339           15            2         408
Segment assets...................................      4,563        7,199          614          214      12,590
---------------------------------------------------------------------------------------------------------------------

A reconciliation of segment income to consolidated pre-tax income for the years ended December 31, 1998, 1997 and 1996 is as follows:

INCOME                                                                  1998              1997             1996
                                                                        ----              ----             ----
     Segment income...........................................          $557              $766             $676
     Interest expense.........................................           408               379              328
     Interest income..........................................           (45)              (39)             (22)
     Gain on sale of assets...................................                             (38)             (24)
     Translation & exchange adjustments.......................            14                 7              (37)
                                                                        ----              ----             ----
         Consolidated pre-tax income..........................          $180              $457             $431
                                                                        ====              ====             ====
---------------------------------------------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


U.   Quarterly Data (unaudited)

----------------------------------------------------------------------------------------------------------------------------
(in millions)                                   1998                        |                    1997
----------------------------------------------------------------------------------------------------------------------------
                              First     Second       Third      Fourth      |  First      Second       Third      Fourth
----------------------------------------------------------------------------------------------------------------------------
Net sales..................   $1,892     $2,245      $2,291      $1,872     |  $1,938      $2,287      $2,341      $1,929
Gross profit*..............      285        412         199 (1)     288 (3) |     286         394         332 (4)     293
Net income (loss)                                                           |
   available to common                                                      |
   shareholders............       36        122         (25)(1)     (45)(2) |      33         126          80 (4)      32 (5)
----------------------------------------------------------------------------------------------------------------------------
                                                                            |
Earnings per average                                                        |
   common share:**                                                          |
   Basic ..................     $.29      $ .98       ($.20)(1)   ($.37)(2) |    $.26        $.98        $.62 (4)    $.25 (5)
   Diluted.................        +        .95           +           +     |      +          .94         .61 (4)       +
                                                                            |
Dividends per common                                                        |
   share ..................      .25        .25         .25         .25     |     .25        .25          .25         .25
                                                                            |
Average common shares                                                       |
   outstanding (in millions):                                               |
   Basic...................    127.1      124.4       123.7       122.3     |   128.5       128.6       128.3       128.4
   Diluted.................    137.8      132.8       131.6       130.0     |   140.5       140.6       140.1       140.0
                                                                            |
----------------------------------------------------------------------------------------------------------------------------
Common stock                                                                |
price range:***                                                             |
   High....................  $55 3/16   $54 11/16   $48 1/2     $35  3/4    | $59 3/4      $58 1/2     $56 7/8     $51 3/16
   Low.....................   46 1/2     45 9/16     25 5/8      24         |  51 5/8       51 1/8      44 7/8      43 9/16
   Close...................   53 1/2     47 1/2      26 3/4      30  13/16  |  51 5/8       53 7/16     46 1/8      50 1/8
----------------------------------------------------------------------------------------------------------------------------

     + Diluted  earnings per share for the first,  third and fourth  quarters of
       1998 and the first and fourth quarters of 1997 are the same as Basic because the assumed conversion of convertible preferred stock is anti-dilutive.
    * The Company defines gross profit as net sales less cost of products sold, depreciation and amortization (excluding goodwill amortization) and the provision for restructuring.
   ** The sum of the quarterly earnings per share does not equal the year-to-date earnings per share due to the effect of shares issued during the year.
  ***  Source: New York Stock Exchange - Composite Transactions.
  (1) Includes pre-tax restructuring charges of $187; $127 after taxes or $1.03 per basic share and $.96 per diluted share. Excluding the impact of the restructuring charges, net income was $102 or $.82 per basic share and $.80 per diluted share. See Note L for additional details.
  (2) Includes an after-tax charge for litigation of $78 or $.64 per basic share and $.60 per diluted share. Excluding the impact of the litigation charge, net income was $33 or $.27 per basic and diluted share. See Note K for additional details.
  (3) Includes an adjustment of $8 to the third quarter restructuring provision. The reduction in the provision was offset by lower tax benefits expected from such charges.
  (4) Includes pre-tax restructuring charges of $67; $43 after taxes or $.34 per basic share and $.31 per diluted share. Excluding the impact of restructuring charges, net income was $123 or $.96 per basic share and $.92 per diluted share. See Note L for additional details.
  (5) Includes the after-tax charge of $8 or $.06 per basic and diluted share for the cumulative effect of an accounting change. Excluding the impact of the accounting change, net income was $40 or $.31 per basic and diluted share. See Note B for additional details.

----------------------------------------------------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.


          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)
---------------------------------------------------------------------------------------------------------------------------------
COLUMN A                         COLUMN B                          COLUMN C                   COLUMN D         COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                --------------------------------------
                                 Balance at      Charged to costs     Charged to other
                                 beginning of    and expenses         accounts                Deductions-      Balance at end of
Description                      period                                                       Write-Offs       period
---------------------------------------------------------------------------------------------------------------------------------
                                                 For the Year Ended December 31, 1998

Allowances deducted from
assets to which they apply:

Trade accounts receivable               $ 45            $ 14                                         $ 14             $ 45

Deferred tax assets                      125             ( 4)                                          27               94



                                                 For the Year Ended December 31, 1997
Allowances deducted from
assets to which they apply:

Trade accounts receivable                 92               9                                           56               45

Deferred tax assets                      139             (12)                  4                        6              125



                                                 For the Year Ended December 31, 1996
Allowances deducted from
assets to which they apply:

Trade accounts receivable                 10               9                  91*                      18               92

Deferred tax assets                       23             ( 8)                124*                                      139


*      Acquisition of CarnaudMetalbox

                         Crown Cork & Seal Company, Inc.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item, is set forth on pages 4, 5 and 6 of the Company's Proxy Statement dated March 22, 1999, in the section entitled "Election of Directors" and on page 17 in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

       Name                                    Age                   Present Title

William J. Avery                               58                 Chairman of the Board of Directors
                                                                  and Chief Executive Officer

Michael J. McKenna                             64                 Vice Chairman


John W. Conway                                 53                 President and Chief Operating Officer
                                                                  and President-Americas Division

Tommy H. Karlsson                              52                 Executive Vice President and
                                                                  President-European Division

Richard L. Krzyzanowski                        66                 Executive Vice President,
                                                                  Secretary and General Counsel

Alan W. Rutherford                             55                 Executive Vice President and
                                                                  Chief Financial Officer

Ronald R. Thoma                                64                 Executive Vice President -
                                                                  Procurement and Traffic

William H. Voss                                53                 Executive Vice President and
                                                                  President - Asia-Pacific Division

Craig R. L. Calle                              39                 Senior Vice President -
                                                                  Finance and Treasurer

Timothy J. Donahue                             36                 Senior Vice President
                                                                  and Corporate Controller

                         Crown Cork & Seal Company, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth on pages 8 through 12 of the Company's Proxy Statement dated March 22, 1999, in the section entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth on pages 2 through 6 of the Company's Proxy Statement dated March 22, 1999, in the sections entitled "Proxy Statement-Meeting, April 22, 1999" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth on pages 4, 5 and 6 of the Company's Proxy Statement dated March 22, 1999, in the section entitled "Election of Directors" and is incorporated herein by reference.

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

          3.b  By-laws of Crown Cork & Seal Company, Inc., as amended.

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

          4.j  Terms Agreement dated June 9, 1994  (incorporated by reference to
               Exhibit 99.3 of the Registrant's Current Report on Form 8-K dated June 16, 1994 (File No. 1-2227)).

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

          4.q Indenture, dated December 17, 1996, among the Company, Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

          4.r Form of the Company's 7-3/8% Debentures Due 2096 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

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

                         Crown Cork & Seal Company, Inc.

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

          4.x Officers' Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (file No. 1-2227)).

          4.y Officers' Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.8 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

          4.z Officers' Certificate for 7% Notes Due 2006 (incorporated by reference to Exhibit 99.9 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

          4.aa Officers' Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.10 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

          4.bb Terms  Agreement  dated  December  12,  1996   (incorporated   by
               reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated December 12, 1996 (File No. 1-2227)).

          4.cc Form of Bearer Security  Depositary  Agreement  (incorporated  by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 dated November 26, 1996 amended December 5 and 10, 1996 (File No. 333-16869)).

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

                         Crown Cork & Seal Company, Inc.

         10.f Crown Cork & Seal Company, Inc. 1997 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.f of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-2227)).

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

          10.j Stock  Purchase   Agreement,   dated  February  3,  1998  between
               Compagnie Generale d'Industrie et de Participations and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit A of Amendment No. 4 of the Company's Schedule 13D, dated February 3, 1998 (File No. 005-10521)).

               Exhibits 10.a through 10.j, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

          12.  Computation of ratio of earnings to fixed charges.

          21.  Subsidiaries of Registrant.

          23.  Consent of Independent Accountants.

          27.  Financial Data Schedule.

b)   Reports on Form 8-K

     There were no reports on Form 8-K filed by Crown Cork & Seal Company, Inc. during the last quarter of the period for which this report is filed.

                         Crown Cork & Seal Company, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Crown Cork & Seal Company, Inc.
                                   --------------------------------------
                                   Registrant

Date: March 31, 1999

                              By:  /s/ Timothy J. Donahue
                                   --------------------------------------
                                   Timothy J. Donahue
                                   Senior Vice President and Corporate
                                   Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                             TITLE

/s/ William J. Avery        3/31/99
-----------------------------------
William J. Avery                      Chairman of the Board and Chief
                                      Executive Officer

/s/ Alan W. Rutherford      3/31/99
-----------------------------------
Alan W. Rutherford                    Director, Executive Vice President and
                                      Chief Financial Officer

                                    DIRECTORS

/s/ Henry E. Butwel         3/31/99   /s/ Josephine C. Mandeville        3/31/99
-----------------------------------   ------------------------------------------
Henry E. Butwel                       Josephine C. Mandeville


/s/ Charles F. Casey        3/31/99   /s/ Michael J. McKenna             3/31/99
-----------------------------------   ------------------------------------------
Charles F. Casey                      Michael J. McKenna


/s/ John W. Conway          3/31/99   /s/ Thomas A. Ralph                3/31/99
-----------------------------------   ------------------------------------------
John W. Conway                        Thomas A. Ralph


/s/ Francis X. Dalton       3/31/99   /s/ Jean-Pierre Rosso              3/31/99
-----------------------------------   ------------------------------------------
Francis X. Dalton                     Jean-Pierre Rosso


/s/ Tommy H. Karlsson       3/31/99   /s/ Harold A. Sorgenti             3/31/99
-----------------------------------   ------------------------------------------
Tommy H. Karlsson                     Harold A. Sorgenti


/s/ Richard L. Krzyzanowski 3/31/99   /s/ Guy de Wouters                 3/31/99
-----------------------------------   ------------------------------------------
Richard L. Krzyzanowski               Guy de Wouters