Form 10-Q
period 1999-03-31
CROWN CORK & SEAL CO INC
filed 1999-05-14
CIK 25890

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 122,350,114 shares of Common Stock outstanding as of April 30, 1999.


================================================================================

                        Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                         1999               1998
---------------------------------------------------------------------------------------------------------------

Net sales                                                                       $   1,793.6       $    1,892.4
                                                                                -----------       ------------
Cost, expenses & other income
  Cost of products sold, excluding depreciation and amortization                    1,418.0            1,502.2
  Depreciation and amortization                                                       133.0              136.6
  Selling and administrative expense                                                   91.0               97.6
  Gain on sale of assets                                                               (2.4)
  Interest expense                                                                     93.1               93.8
  Interest income                                                                      (7.5)              (7.4)
  Translation and exchange adjustments                                                  8.9                1.7
                                                                                -----------       ------------
                                                                                    1,734.1            1,824.5
                                                                                -----------       ------------

Income before income taxes                                                             59.5               67.9


Provision for income taxes                                                             28.4               27.9
Minority interest, net of  equity earnings                                             (1.6)               1.7
                                                                                -----------       ------------


Net income                                                                             29.5               41.7

Preferred stock dividends                                                               3.9                5.1
                                                                                -----------       ------------


Net income available to common shareholders                                     $      25.6       $       36.6
                                                                                ===========       ============

Basic and  diluted earnings per average common share                            $       .21       $        .29
                                                                                ===========       ============

Dividends per common share                                                      $       .25       $        .25
                                                                                ===========       ============
Average common shares outstanding:
                  Basic                                                         122,326,336        127,100,189
                  Diluted                                                       129,957,939        137,782,068

---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.

                    CONSOLIDATED BALANCE SHEETS (Condensed)
                      (In millions except per share data)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,        December 31,
                                                                                      1999               1998
------------------------------------------------------------------------------------------------------------------

Assets
Current assets
         Cash and cash equivalents                                              $      276.5        $      283.9
         Receivables                                                                 1,527.7             1,359.2
         Inventories                                                                 1,526.3             1,421.0
         Prepaid expenses and other current assets                                     116.5               103.6
                                                                                ------------        ------------
                 Total current assets                                                3,447.0             3,167.7
                                                                                ------------        ------------

Long-term notes and receivables                                                         20.4                44.2
Investments                                                                             75.7                90.6
Goodwill, net of amortization                                                        4,382.2             4,565.4
Property, plant and equipment                                                        3,580.4             3,742.5
Other non-current assets                                                               869.7               858.1
                                                                                ------------        ------------
                 Total                                                          $   12,375.4        $   12,468.5
                                                                                ============        ============

Liabilities and shareholders' equity
Current liabilities
        Short-term debt                                                         $    2,734.4        $    2,331.0
        Current portion of long-term debt                                              154.3               135.0
        Accounts payable and accrued liabilities                                     1,934.0             2,180.7
        United States and foreign income taxes                                          59.0                62.8
                                                                                ------------        ------------
                 Total current liabilities                                           4,881.7             4,709.5
                                                                                ------------        ------------

Long-term debt, excluding current maturities                                         3,100.8             3,188.5
Postretirement and pension liabilities                                                 698.1               707.0
Other non-current liabilities                                                          595.2               609.0
Minority interests                                                                     270.0               279.7
Shareholders' equity                                                                 2,829.6             2,974.8
                                                                                ------------        ------------
                 Total                                                          $   12,375.4        $   12,468.5
                                                                                ============        ============

Book value per common share                                                     $      21.77        $      22.89

------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                        1999           1998
---------------------------------------------------------------------------------------------------------

Cash flows from operating activities
   Net income                                                                        29.5           41.7
   Depreciation and amortization                                                    133.0          136.6
   Gain on sale of assets                                                            (1.7)
   Change in assets and liabilities, other than debt, net of businesses acquired   (395.8)        (503.4)
                                                                                ---------      ---------
        Net cash used in operating activities                                      (235.0)        (325.1)
                                                                                ---------      ---------
Cash flows from investing activities
   Capital expenditures                                                             (82.1)        (113.3)
   Acquisition of businesses, net of cash acquired                                                 (34.2)
   Proceeds from sale of property, plant and equipment                               11.1            4.6
   Other, net                                                                        (2.1)          (4.2)
                                                                                ---------      ---------
        Net cash used in investing activities                                       (73.1)        (147.1)
                                                                                ---------      ---------
Cash flows from financing activities
   Proceeds from long-term debt                                                       4.4            3.9
   Payments of long-term debt                                                       (49.8)          (3.6)
   Net change in short-term debt                                                    406.0          893.1
   Stock  repurchased                                                                (1.0)        (369.0)
   Dividends paid                                                                   (34.5)         (38.0)
   Common stock issued - benefit plans                                                 .2            3.9
   Minority contributions, net of dividends paid                                     (1.9)          (1.8)
                                                                                ---------      ---------
        Net cash provided by financing activities                                   323.4          488.5
                                                                                ---------      ---------
Effect of exchange rate changes on cash and cash equivalents                        (22.7)          (1.4)
                                                                                ---------      ---------
Net change in cash and cash equivalents                                              (7.4)          14.9
Cash and cash equivalents at beginning of period                                    283.9          205.6
                                                                                ---------      ---------
Cash and cash equivalents at end of period                                      $   276.5      $   220.5
                                                                                =========      =========

---------------------------------------------------------------------------------------------------------
                                                                                    1999           1998
---------------------------------------------------------------------------------------------------------
Schedule of non-cash investing activities:
     Acquisition of businesses:
        Fair value of assets acquired                                                          $    51.2
        Liabilities assumed                                                                        (17.0)
                                                                                               ---------
                                Cash paid
                                                                                               $    34.2
                                                                                               =========

---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Accumulated
                                                                                                             Other
                                  Comprehensive|  Preferred     Common    Paid-In     Retained    Treasury   Comprehensive
                                  Income       |  Stock         Stock     Capital     Earnings    Stock      Income/(Loss)  Total
-----------------------------------------------|------------------------------------------------------------------------------------
Balance at December 31, 1998                   |  $350.9        $779.0     $1,340.3   $1,250.4    ($167.3)   ($578.5)     $2,974.8
Net income                          $ 29.5     |                                          29.5                                29.5
Translation adjustments            ($139.4)    |                                                             ($139.4)       (139.4)
                                    ------     |
Comprehensive income/(loss)        ($109.9)    |
                                    ======     |
Dividends declared:                            |
     Common                                    |                                         (30.6)                              (30.6)
     Preferred                                 |                                          (3.9)                               (3.9)
Stock repurchased                              |                                (.9)                  (.1)                    (1.0)
Stock issued -  benefit plans                  |                                                       .2                       .2
-----------------------------------------------|------------------------------------------------------------------------------------
Balance at March 31, 1999                      |  $350.9        $779.0     $1,339.4   $1,245.4    ($167.2)   ($717.9)     $2,829.6
===============================================|====================================================================================
                                               |                                                             Accumulated
                                               |                                                             Other
                                  Comprehensive|  Preferred     Common     Paid-In    Retained    Treasury   Comprehensive
                                  Income       |  Stock         Stock      Capital    Earnings    Stock      Income/(Loss)  Total
-----------------------------------------------|------------------------------------------------------------------------------------
Balance at December 31, 1997                   |  $520.8        $779.0     $1,560.7   $1,327.2    ($137.0)   ($521.5)     $3,529.2
Net income                           $41.7     |                                          41.7                                41.7
Translation adjustments              (54.5)    |                                                               (54.5)        (54.5)
                                     -----     |
Comprehensive income/(loss)         ($12.8)    |
                                     =====     |
Dividends declared:                            |
    Common                                     |                                         (32.1)                              (32.1)
    Preferred                                  |                                          (5.1)                               (5.1)
Stock repurchased                              |  (153.3)                    (195.2)                (20.5)                  (369.0)
Stock issued - benefit plans                   |                                3.2                    .7                      3.9
                                               |
-----------------------------------------------|------------------------------------------------------------------------------------
Balance at March 31, 1998                      |  $367.5        $779.0     $1,368.7   $1,331.7    ($156.8)   ($576.0)     $3,114.1
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                  (Unaudited)

     A.  Statement of Information Furnished
         ----------------------------------

         The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of March 31, 1999, and the results of its operations and cash flows for the periods ended March 31, 1999 and 1998, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

         Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     B.  Earnings Per Share
         ------------------

         The following table summarizes the basic and diluted earnings per share
         computations   for  the  period   ended   March  31,   1999  and  1998,
         respectively:

                                                           1999                               1998
                                               -------------------------          -------------------------
                                                          Average                            Average
                                               Income     Shares     EPS          Income     Shares     EPS
                                               -------------------------          -------------------------

          Net Income                           $29.5                              $41.7
             Less:
               Preferred stock dividends        (3.9)                              (5.1)
                                               -----                              -----
          Basic EPS                            $25.6      122.3      $.21         $36.6      127.1      $.29

          Potentially dilutive securities
            Stock options                                                                       .4
                                               -----      -----                   -----      -----
          Diluted EPS                          $25.6      122.3      $.21         $36.6      127.5      $.29
                                               =====      =====                   =====      =====


          Excluded from the computation of diluted earnings per share for the quarters ended March 31, 1999 and 1998, respectively, were 7.6 and
          10.3 common shares resulting from the assumed conversion of preferred stock. This conversion would have been antidilutive.

     C.   Inventories
          ----------

                    ------------------------------------------------------------
                                                     March 31,     December 31,
                                                       1999            1998
                    ------------------------------------------------------------
                    Finished goods                  $  677.1        $  576.8

                    Work in process                    211.0           204.2

                    Raw  material and supplies         638.2           640.0
                                                    --------        --------
                                                    $1,526.3        $1,421.0
                                                    ========        ========

                        Crown Cork & Seal Company, Inc.


     D.  Restructuring
         -------------

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

         The cost of providing severance and related benefits is estimated at $99, is a cash expense, and covers a reduction of approximately 2,900 employees, 1,900 of whom are involved in direct manufacturing operations. Employee reductions are expected to be completed by the end of the third quarter of 1999.

         Included in this restructuring provision is a charge of $60, reflecting the impairment of property, plant and equipment principally located in the Americas Division. This charge has been reflected as a reduction in the carrying values of the related assets. Write-downs of property, plant and equipment were made where the carrying values exceeded the Company's estimate of proceeds from abandonment or disposal. These estimates were based principally on past experience of comparable asset disposals. Disposition of assets identified for disposal in the 1998 action, including certain machinery, land and buildings, is expected to be substantially completed by the end of 1999.

         Other non-recurring exit costs are estimated at $20 and are primarily a cash expense, comprising the costs to effectively close and dispose of the facilities identified in the 1998 plan. Exit costs include, but are not limited to, fees related to lease termination and other contract cancellations, dismantlement costs and brokers' fees for assets to be sold. These costs are expected to be substantially incurred by the end of 1999.

         The balance of the restructuring reserves (excluding the write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components during the first quarter of 1999 were as follows:

                                        Employee       Other Exit
         (in millions)                  Severance        Costs         Total
                                        ---------      ----------      -----
         Opening balance............      $96.9          $30.8         $127.7
         Payments made..............       (9.5)          (4.4)         (13.9)
         Other movements *..........         .7            2.1            2.8
                                          -----          -----         ------
         Closing balance............      $88.1          $28.5         $116.6
                                          =====          =====         ======
         * includes translation adjustments


         During the first quarter of 1999, payments of $9.5 were made related to the termination of approximately 500 employees, 320 of whom were involved in direct manufacturing operations. Payments of $4.4 were made for other exit costs, including dismantlement costs, equipment removal and various contractual obligations.

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

                        Crown Cork & Seal Company, Inc.


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

     E.  Supplemental Cash Flow Information
         ----------------------------------

         Cash payments for interest, net of amounts capitalized ($0.4 for 1999 and $1.1 for 1998), were $76.0 and $65.7 during the three months ended March 31, 1999 and 1998, respectively. Cash payments for income taxes amounted to $14.9 and $7.6 during the three months ended March 31, 1999 and 1998, respectively.

     F.  Segment Information
         -------------------

         The Company maintains three operating segments, defined geographically: Americas, Europe and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer and the Chief Operating Officer. "Other" represents "Corporate" which includes research, development and engineering and administrative costs for the
         U. S. Corporate headquarters. Divisional headquarter costs are maintained within the operating segments. The interim segment information is as follows:

                                                      Quarter ended March 31,
                                                      -----------------------
         1999                Americas        Europe        Asia-Pacific        Other         Total
         ----                --------        ------        ------------        -----         -----

         External sales      $870.6          $835.2           $87.8                        $1,793.6

         Segment income        75.4            86.3             8.6            ($18.7)        151.6


         1998
         ----
         External sales       926.8           890.4            75.1                .1       1,892.4

         Segment income        69.9           108.7             1.1             (23.7)        156.0



         The following table reconciles the Company's measure of segment income to consolidated pre-tax income:


                                                 Three Months Ended March 31,
                                                 ----------------------------
         INCOME                                    1999               1998
                                                 ----------------------------
         Total segment income                     $151.6             $156.0
         Interest expense                           93.1               93.8
         Interest income                            (7.5)              (7.4)
         Gain on sale of assets                     (2.4)
         Translation & exchange adjustments          8.9                1.7
                                                  ------             ------
              Consolidated pre-tax income         $ 59.5             $ 67.9
                                                  ======             ======

                        Crown Cork & Seal Company, Inc.


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

          The Company is subject to various lawsuits and claims with respect to matters such as those pertaining to environmental, product liabiity, asbestos and safety and health matters. The ultimate liability cannot presently be determined as considerable uncertainties exist. It is possible that results of operations in a particular period could be materially affected by certain contingencies. Management believes that based on current available information and after consultation with counsel that the ultimate disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated results, liquidity or financial position of the Company.

                        Crown Cork & Seal Company, Inc.

                         PART I - FINANCIAL INFORMATION

Item 2.  Management's  Discussion  and   Analysis of  Financial  Condition   and
         Results of Operations
         (in millions, except share, per share, employee,shareholder and statistical data)

         Introduction
         ------------

         The following discussion presents management's analysis of the results of operations for the three months ended March 31, 1999, compared to the corresponding period in 1998 and the changes in financial condition and liquidity from December 31, 1998. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, along with the consolidated financial statements and related notes included in and referred to within this report.

                             Results of Operations
                             ---------------------

         Net Income and Earnings Per Share
         ---------------------------------

         Net income available to common shareholders for the quarter ended March 31, 1999 was $25.6, a decrease of $11.0 or 30.1% when compared to the respective prior year amount of $36.6. Earnings per common share decreased $.08 or 27.6% to $.21 from $.29 a year earlier and also reflects a 3.8% decline in average common shares outstanding, resulting primarily from the March 1998 repurchase of shares from Compagnie Generale d'Industrie et de Participations (CGIP). A major currency devaluation in Brazil resulted in a reduction of approximately $.05 per common share in first quarter 1999 earnings.

         Net Sales
         ---------

         Net  sales in the  quarter  decreased  $98.8 or 5.2% to  $1,793.6  from
         $1,892.4 in 1998 due primarily to the pass-through of lower raw material costs, foreign exchange translation, a business divestiture and lower overall volumes in food and aerosol cans. Excluding the effects of lower raw material costs, foreign exchange translation and the business divestiture, net sales would have been 1.7% lower than in the first quarter of 1998. Sales from U.S. operations decreased by 6.2% and those in non-U.S. markets decreased 4.6%. U.S. sales accounted for approximately 40% of consolidated net sales in the first quarter of 1999 and 1998. Sales of beverage cans and ends as a percentage of consolidated net sales increased to 29.4% from 28.3% and sales of food cans and ends increased in the first quarter to 31.3% from 30.5% compared to the first quarter of 1998.

         An analysis of comparative net sales by operating division follows:

                                                  Net Sales
                              --------------------------------------------------
                                   First Quarter          Increase / (Decrease)
                              ---------------------       ----------------------
            Division:           1999         1998            $            %
                              --------     --------       -------       -----

            Americas          $  870.6     $  926.8       ($56.2)       (6.1)
            Europe               835.2        890.4        (55.2)       (6.2)
            Asia-Pacific          87.8         75.1         12.7        16.9
            Other                                .1          (.1)
                              --------     --------        -----
                              $1,793.6     $1,892.4       ($98.8)       (5.2)
                              ========     ========        =====


         The decrease in 1999 Americas Division net sales is primarily due to the pass-through of certain lower raw material costs which amounted to $26 and unfavorable foreign exchange adjustments amounting to $23. The economic slowdown in Brazil, including the significant devaluation of the country's local currency against the U.S. dollar since the start of the year, coupled with soft food can volumes, down 5.8% compared to

                        Crown Cork & Seal Company, Inc.

         the first quarter of 1998, offset strong unit volume performances in plastic bottles and plastic closures. Beverage can volume was up modestly in the first quarter despite the economic weakness in Brazil and the Company's decision to selectively prune its account base following restructuring activities.

         Net sales in the European Division decreased compared to 1998 as a result of the pass-through of certain lower raw material costs amounting to $11, the divestiture of the non-personal care HDPE plastic container business which accounted for $17 of first quarter 1998 net sales, decreased sales unit volumes in aerosol and specialty cans and competitive pricing throughout the European business environment. Beer and beverage can volumes were up 3.5% with strong performances in Greece and Spain. Food can volumes were essentially flat as unit volume growth in Benelux, Germany and Italy was offset by continued weakness in Eastern Europe.

         Net sales in the Asia-Pacific Division increased in 1999 as compared to 1998 as a result of a 24% increase in food can unit volumes, a 24% increase in plastic closure unit volumes and an 11% increase in beverage can unit volumes, offsetting a 20% unit volume decline in plastic containers and continued price pressure throughout the division in beverage cans. In Thailand, unit volume increases were noted in beverage cans, food cans and plastic closures, while in China, increased sales unit volumes of beverage cans and plastic closures offset plastic container shortfalls.

         Cost of Products Sold
         ---------------------

         Cost of products sold, excluding depreciation and amortization, was $1,418.0 for the quarter ended March 31, 1999, a decrease of $84.2 or 5.6% compared to $1,502.2 for the same period in 1998. The decrease reflects (i) cost savings from restructuring programs and (ii) lower raw material costs.

         As a percentage to net sales, cost of products sold was 79.1% compared to 79.4% for the first quarter of 1998. The improvement in gross margin as a percentage to net sales is due primarily to the benefits derived from the Company's continuing cost containment and restructuring programs, offset to some extent by competitive influences on selling prices across many product lines.

         Selling and Administrative
         --------------------------

         Selling and administrative expenses for the quarter ended March 31, 1999 were $91.0, a decrease of $6.6 or 6.8% from the first quarter of 1998. As a percentage to net sales, selling and administrative expenses, excluding depreciation, were 5.1% in the first quarter as compared to 5.2% for the same period of 1998. The decrease in 1999 costs is directly related to the continuing rationalization of these costs throughout the Company.

         Operating Income
         ----------------

         For the quarter ended March 31, 1999, consolidated operating income decreased $4.4 to $151.6 from $156.0 at March 31, 1998. Operating income as a percentage to net sales was 8.5% for the first quarter of 1999 as compared to 8.2% in 1998. An analysis of operating income by operating division follows:

                                               Operating Income
                              --------------------------------------------------
                                  First Quarter           Increase / (Decrease)
                              -------------------         ----------------------
             Division:         1999         1998             $           %
                               ----         ----           -----       -----
             Americas         $ 75.4       $ 69.9          $ 5.5         7.9
             Europe             86.3        108.7          (22.4)      (20.6)
             Asia-Pacific        8.6          1.1            7.5       681.8
             Other             (18.7)       (23.7)           5.0        21.1
                              ------       ------          -----
                              $151.6       $156.0          ($4.4)       (2.8)
                              ======       ======           ====

                        Crown Cork & Seal Company, Inc.

         As a percentage of net sales, Americas Division operating income was 8.7% in the first quarter of 1999 as compared to 7.5% for the same period in 1998. The increase in first quarter 1999 operating margin was primarily due to (i) cost savings from the 1998 restructuring program and (ii) unit volume gains in plastic bottles and plastic closures which offset (i) the effects of the currency devaluation in Brazil and
         (ii) sales unit volume declines of food cans.

         European Division operating income as a percentage of net sales was 10.3% in the first quarter of 1999 as compared to 12.2% for the comparable period of 1998. The decrease in first quarter 1999 operating margins was primarily due to (i) sales unit volume decreases of aerosol and specialty cans, (ii) continued weakness in Eastern Europe and (iii) the effect of competitive pricing across many product lines, which offset sales unit volume gains of (i) beer and beverage cans throughout the division and (ii) food cans in Benelux, Germany and Italy.

         In the first quarter of 1999, operating income in the Asia-Pacific Division was 9.8% of net sales as compared to 1.5% for the same period in 1998. The increase in 1999 margins was due primarily to sales unit volume increases of food and beverage cans throughout the division.

         Net Interest Expense / Income
         -----------------------------

         Net interest expense was $85.6 in the first quarter, a decrease of $.8 or .9% compared to first quarter 1998 net interest expense of $86.4. The decrease in net interest expense is due primarily to generally lower interest rates and lower raw material costs which have helped to reduce the early season build-up of working capital.

         Taxes on Income
         ---------------

         The effective tax rate in the first quarter of 1999 was 47.7% as compared to 41.1% for the same period of 1998. The increase in the effective rate is due to lower pre-tax income whereby the taxable effect of non-deductible goodwill amortization is proportionately greater. Additionally, pre-tax income in the Company's European operations was lower in the first quarter of 1999 compared to 1998. The Company's blended European tax rate is lower than the U.S. statutory rate of 35%.

         Minority Interests, Net of Equity in Earnings of Affiliates
         -----------------------------------------------------------

         The charge for minority interests, net of equity earnings, increased by $3.3 in the first quarter of 1999 over 1998. This increase was due to improved results in the Company's consolidated joint ventures in China, Greece and Thailand, offset somewhat by unfavorable results in Brazil, a result of the first quarter 1999 currency devaluation.

                        Crown Cork & Seal Company, Inc.

                        Liquidity and Capital Resources
                        -------------------------------

         Cash from Operations
         --------------------

         Net cash of $235.0 was used by operating activities during the three months ended March 31, 1999 as compared to cash used of $325.1 for the same period in 1998. The $90.1 improvement is due to lower working capital employed, a result of the lower raw material costs in 1999 compared to 1998 as well as better working capital management.

         Investing Activities
         --------------------

         Investing activities used cash of $73.1 during the quarter ended March 31, 1999 compared with cash used of $147.1 for the same period of 1998. Capital expenditures for the first quarter of 1999 were $82.1, a decrease of $31.2 as compared to capital expenditures of $113.3 during the same period of 1998. The Company intends to limit 1999 capital spending to $300.0 in 1999 as compared to 1998 capital expenditures of $487.0.

         Financing Activities
         --------------------

         Financing activities provided cash of $323.4 in the first quarter compared with cash provided of $488.5 in the first quarter of 1998. Lower raw material costs have held down the cost of pre-season working capital build-ups in 1999 and, as such, the increase in commercial paper borrowings in the first quarter of 1999 is lower than in the first quarter of 1998.

         Total debt, net of cash and cash equivalents, at March 31, 1999 was $5,713.0 and represents an increase of $342.4 above the December 31, 1998 level of $5,370.6. Total debt, net of cash and cash equivalents, as a percentage to total capitalization was 64.8% at March 31, 1999 as compared to 62.3% at December 31, 1998. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity.

         The increase in total debt, net of cash and cash equivalents, from December 31, 1998 is due primarily to the funding of working capital requirements on a short-term basis through the issuance of commercial paper. The increase in total debt as a percentage to total capitalization was also impacted by a reduction in shareholders' equity due to negative currency translation adjustments in the first quarter of 1999.

         Recent Accounting Developments
         ------------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This accounting standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives are recognized as either assets or liabilities in the statement of financial position and are measured at their fair values. The Company continues to evaluate the requirements of this standard to determine its impact on the consolidated financial statements.

         Market Risk
         -----------

         Since December 31, 1998, the notional value of outstanding foreign exchange contracts has been reduced by more than 25%. This decrease is due primarily to the introduction of the Euro.

                        Crown Cork & Seal Company, Inc.

         The following discussions related to the Year 2000 and Euro Conversion are updated from the discussions included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         Inventory and Assessment - The inventory phase was substantially completed in June 1998 including the identification of internal mission-critical business systems and vendor and other third party relationships. The Company substantially completed its internal risk assessment of potentially Y2K impacted information technology (IT) and non-IT equipment and facilities during October 1998. In that regard, the Company has identified Y2K issues with various mid-range IT systems, personal computers and servers, telephone systems and embedded systems in manufacturing and related equipment. The assessment of the Company's third-party risks involves the identification of critical vendors, Y2K confirmation correspondence, evaluations and selected vendor reviews. The Company has completed the identification of its vendor relationships and has received approximately 70% of its requested Y2K confirmation letters. Certain top-critical vendors are being subjected to follow-up including interviews, on-site visits and other available means. In addition, the Company currently has an inadequate Y2K survey response from utility suppliers and is in the process of evaluating its risk profile with respect to utility service. Accordingly, the Company has initiated alternate follow-up procedures and strategies to support its risk evaluation and contingency planning efforts. These assessments and reviews are expected to be ongoing through June 1999. Despite these efforts, the Company can provide no assurance that critical suppliers of important goods and services (including, but not limited to, utility service and communications) will complete their Y2K compliance plans in a timely manner.

         Remediation Analysis - The Company substantially completed this project phase in February 1999. During this stage of the project, remediation strategies were evaluated and planned to correct identified Y2K non-compliance. Correction strategies include vendor-supported upgrades, system or asset replacements, and correction of non-compliant code and systems consolidation.

         Implementation - This phase involves the correction and testing of identified internal Y2K risks in accordance with the remediation analysis phase. The Company's implementation plan established priorities for remediation or replacement. The business systems considered most critical to ongoing operations have been given the highest priority. Such mission-critical systems include business and operating systems such as sales order billing, production planning, procurement and disbursements, logistics and embedded systems in manufacturing and related equipment that, if shutdown or interrupted, could have a material adverse impact on the Company. All other systems include business support systems such as personal computer technology, internal data transmission and voice communication that, if shutdown or interrupted, may have a less material impact on the Company's operations.

                        Crown Cork & Seal Company, Inc.

         Mission Critical IT Systems - Approximately 90% of the Company's locations that contain mission-critical IT systems require some form of correction. As of March 31, 1999, approximately 40% of mission-critical business systems have been remediated, 51% are currently being remediated and 9% are to be initiated by June 1999. The Company anticipates that approximately 75% of identified non-compliant locations will be remediated by June 30, 1999. Accordingly, we expect Y2K-capable mission-critical systems to cover approximately 80% of the Company's operation revenues by that date. The Company anticipates that the remaining mission-critical implementations will be completed during the second half of 1999. Certain of these projects have been delayed awaiting the release of Y2K compliant software upgrades or have modestly extended project timelines to maximize the use of internal resources.

         The Company's mission-critical system testing methods include obtaining hardware and software certifications from critical vendors and consultants and performing Y2K compliance tests including data exchange with critical vendors and customers. Testing of critical systems is expected to be completed on an ongoing basis during the second half of the year.

         Embedded Systems - During 1998, the Company performed a comprehensive evaluation of embedded systems within its manufacturing and facilities infrastructure. This evaluation covered approximately 27,000 inventoried systems and over 1,000 machinery and systems manufacturers. Assessment results indicate a very low non-compliant rate. Accordingly, while the Company cannot rule out some potential impact, overall risk in this area is believed to be low. Unit replacements or reprogramming will occur as part of the Company's normal maintenance program in 1999. Such costs are not expected to be significant. The Company anticipates completing detailed testing of certain manufacturing processes during the second quarter of 1999 to validate its current risk assessment.

         Personal Computer Technology - The Company is currently implementing replacement or correction methods to address Y2K non-compliance in both hardware and software. Modest portions of these corrections pertain to mission-critical systems. Due to recent advances in networking technology which could offer significant on-going savings in personal desktop computer operating costs, the Company is considering new remediation alternatives which will delay completion of some mission-critical personal computer projects to the third quarter of 1999. The Company considers its overall risk in this area to be low.

         Telephone Exchange Systems - The Company has substantially completed its assessment of telephone exchange systems within its facilities.
         Approximately 20% of these systems will be remediated during 1999. Notwithstanding these efforts, the Company believes that certain countries in which it operates may be subject to broader regional communication system failures. Accordingly, an extended assessment of this risk is in process to both evaluate the reliability of the initial assessment and identify contingency options including the possible utilization of satellite phones.

         Contingency Planning - The Company is developing contingency plans to address potential disruptions that may result from unresolved Y2K issues. Because Y2K is a date-driven risk, the Company is actively identifying practicable prevention plans for its core operations to mitigate disruption, especially in January 2000. Prevention plans may include temporary deactivation of certain systems and equipment just prior to January 1, 2000, targeted supply-chain management measures to ensure supply of certain key commodities as well as customer supply initiatives. For instance, facility and manufacturing supplies may be procured in 1999 to support production requirements in early 2000. Additionally, in order to address any isolated or wide spread disruptions, the Company is considering help-desk and manufacturing support options as part of its planning scenarios. Risks of a less

                        Crown Cork & Seal Company, Inc.

         controllable nature, such as utility service outages and communication system failure are being addressed in contingency planning. Alternate site manufacturing scenarios, alternative vendors and other scenarios are under current consideration. The Company intends to complete most of its prevention and contingency plan development and design by June 1999. The rollout of the contingency plan was initiated in the first quarter of 1999. The Company is also considering potential seasonality effects of Year 2000 on consumer demand and operating and working capital, particularly in the fourth quarter of 1999 and first quarter of Year 2000.

         The Company's Y2K global plan could be adversely affected if any of the Company's factors or assumptions are incorrect or if its ongoing review discovers unanticipated problems. The Company cannot give assurance that its global plan will be completed on schedule or that it will not uncover Y2K issues that could create a material impact on its performance.

         The Company believes that the most reasonably likely worst-case scenario for the Company with respect to the Y2K problem is the failure of a critical vendor, such as a utility supplier, to provide required goods or services after December 31, 1999. Such a failure could result in temporary production outages and lost sales and profits. The Company believes that because of the high degree of geographic dispersion of its operations (with approximately 223 plants in 49 countries), it is unlikely an isolated third-party failure would have a material adverse effect on the Company's results of operations, financial condition, or cash flow. The Company also believes that the formulation of contingency plans should reduce the severity and length of any such possible disruptions and losses. Nevertheless, because the Company's Y2K compliance is dependent upon key third party Y2K readiness, there can be no assurance that the Company's Y2K compliance efforts will prevent a Y2K problem outside its direct control from adversely affecting the results of its operations, financial condition or cash flow. In addition, although not anticipated, any failure by the Company to correct critical internal computer systems before Year 2000 could have such an adverse affect.

         The Company estimates that it will spend approximately $25-$30 (pre-tax) for its Y2K compliance efforts. To date, the Company has spent approximately $12, of which $5 has been expensed. The Company anticipates that funding for its Y2K compliance program will be from operating cash flows. These cost estimates do not include labor costs of employees allocated to the Y2K compliance effort, as it is not practicable to accumulate such costs. The Company's total Y2K project cost estimate is based on presently available information and does not necessarily include all potential costs related to ongoing assessment and remediation or any execution of contingency plans brought about by internal or external Y2K issues or cost estimate changes related to replacement systems or code remediation efforts. Actual results could differ from these estimates.

         EURO CONVERSION
         ---------------

         On January 1, 1999, eleven of the fifteen member nations ("the participating countries") of the European Union ("EU") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro. For a period of three years, the transition period, both the Euro and the individual participants' currencies will remain in circulation. Parties may pay for goods and services using either the Euro or the participating country's sovereign currency. Conversion rates will be computed through a "triangulation" process which will convert one sovereign currency into an amount denominated in the Euro and then convert the Euro-denominated amount into the second legacy currency. After January 1, 2002, the Euro will be the sole legal tender for these countries. During the transition period, the adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the legacy currencies.

                        Crown Cork & Seal Company, Inc.

         The Company is currently addressing Euro-related issues and their impact on information systems, currency exchange rate risk, employment and benefits, taxation, contracts, competition and pricing. Under the action plan developed by the Company, teams have been formed to address selling prices and costs, personnel and communications, finance, administration and information technology ("IT").

         The Company has incurred and expects to continue to incur expenses for the internal technology and operations staff to implement its Euro conversion plan. These costs, although not expected to be material, will be incurred through 2003 to cover the costs of preparing for and making operational changes to accommodate the introduction of the Euro. The costs for this conversion involve updated technology and are being addressed in conjunction with Year 2000 remediation.

         At March 31, 1999, approximately 41% of the contract notional value on outstanding foreign exchange contracts involve the Euro, primarily with sterling. Conversion to the Euro has reduced the amount of the Company's exposure to exchange rate risk, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. The number of contracts outstanding at the end of the quarter as compared to the end of the year has been reduced by approximately 9% with a corresponding reduction in notional value of approximately $760. The Company's foreign exchange hedging costs have been reduced. Conversely, because there will be less diversity in the Company's exposure to foreign currencies, movements of the Euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative.

         Although, all key suppliers have committed that they will be Euro-compliant, the Company can give no assurance that third parties on whom it depends, will have the systems necessary to process Euro-denominated transactions. Moreover, disruption of activity in the European markets because of the conversion could adversely impact the Company's businesses in those markets, resulting in lost revenues and increased costs.

         As part of the conversion process, the Company is developing contingency plans. The contingency plans will provide mechanisms to assess and communicate the impact of any delays. These plans will also address likely problems in the aftermath of conversion with a view to maximizing the Company's ability to avoid any disruption.

         The Company does not expect the conversion to the Euro to have a material adverse effect upon its results of operations, financial condition or cash flow. However, the Company cannot guarantee that, with respect to the Euro conversion, all problems, including long-term competitive implications of the conversion, will be foreseen and corrected, that no material disruption of the Company's business will occur, or that there will be no delays in the dates targeted by the Company for the Euro conversion process.

                        Crown Cork & Seal Company, Inc.

         Forward Looking Statements

         Statements included herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, in the "Year 2000" and "Euro Conversion" sections, and in the discussion of the restructuring plans in Note D to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: "Business" and Item 3: "Legal Proceedings" and in Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations", within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

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

         A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 within Part II, Item 7; "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Forward Looking Statements" and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

                        Crown Cork & Seal Company, Inc.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held April 22, 1999. The matters voted upon and the results of the votes are as follows:


                                                   - - - VOTES - - -
                                           ---------------------------------

         Election of the Board of Directors

                                                For                Withheld
                                                ---                --------

                William J. Avery            105,002,438            3,165,348

                Henry E. Butwel             104,901,869            3,265,917

                Charles F. Casey            105,499,607            2,668,179

                John W. Conway              105,019,892            3,147,894

                Francis X. Dalton           105,155,068            3,012,718

                Tommy H. Karlsson           105,018,021            3,149,765

                Josephine C. Mandeville     105,641,271            2,526,515

                Michael J. Mc Kenna         104,920,811            3,246,975

                Thomas A. Ralph             105,015,999            3,151,787

                Jean-Pierre Rosso           105,527,342            2,640,444

                Alan W. Rutherford          105,013,707            3,154,079

                Harold A. Sorgenti          105,618,542            2,549,244

                Guy de Wouters              105,542,784            2,625,002




         The shareholder proposal described in the Company's 1999 Annual Meeting Proxy Statement with respect to certain management compensation matters was not presented by the shareholder or his agent at the Annual Meeting, and therefore was not submitted to a shareholder vote.

                        Crown Cork & Seal Company, Inc.


Item 5.  Other Information

(1) On March 4, 1999, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock and $.4712 per share on the Company's 4.5% convertible preferred stock. Both dividends are payable on May 20, 1999 to shareholders of record on May 4, 1999.


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

         Date:      May 14, 1999