Form 10-Q
period 1999-06-30
CROWN CORK & SEAL CO INC
filed 1999-08-13
CIK 25890

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 122,356,114 shares of Common Stock outstanding as of July 31, 1999.


================================================================================

                         Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------
Three months ended June 30,                                               1999                1998
-----------------------------------------------------------------------------------------------------

Net sales                                                            $   1,997.4         $   2,245.0
                                                                     -----------         -----------

Cost, expenses & other income

  Cost of products sold, excluding depreciation and amortization         1,529.0             1,727.2
  Depreciation and amortization                                            131.0               136.1
  Selling and administrative expense                                        91.0                93.2
  Gain on sale of assets                                                    (1.3)
  Interest expense                                                          91.2               104.1
  Interest income                                                           (7.3)              (12.4)
  Translation and exchange adjustments                                       1.0                 5.8
                                                                     -----------         -----------
                                                                         1,834.6             2,054.0
                                                                     -----------         -----------

Income before income taxes                                                 162.8               191.0

Provision for income taxes                                                  55.0                64.4
Minority interests, net of equity earnings                                  (8.2)                (.9)
                                                                     -----------         -----------

Net income                                                                  99.6               125.7

Preferred stock dividends                                                    3.9                 4.1
                                                                     -----------         -----------

Net income available to common shareholders                          $      95.7         $     121.6
                                                                     -----------         -----------
Earnings per average common share:

                  Basic                                              $       .78         $       .98
                                                                     ===========         ===========
                  Diluted                                            $       .77         $       .95
                                                                     ===========         ===========

Dividends per common share                                           $       .25         $       .25
                                                                     ===========         ===========
Weighted average common shares outstanding:
                  Basic                                              122,350,114         124,442,024
                  Diluted                                            130,040,318         132,826,655

-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.



                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------
Six months ended June 30,                                                 1999                1998
-----------------------------------------------------------------------------------------------------

Net sales                                                            $   3,791.0         $   4,137.4
                                                                     -----------         -----------

Cost, expenses & other income

  Cost of products sold, excluding depreciation and amortization         2,947.0             3,229.4
  Depreciation and amortization                                            264.0               272.7
  Selling and administrative expense                                       182.0               190.8
  Gain on sale of assets                                                    (3.7)
  Interest expense                                                         184.3               197.9
  Interest income                                                          (14.8)              (19.8)
  Translation and exchange adjustments                                       9.9                 7.5
                                                                     -----------         -----------
                                                                         3,568.7             3,878.5
                                                                     -----------         -----------

Income before income taxes                                                 222.3               258.9

Provision for income taxes                                                  83.4                92.3
Minority interests, net of equity earnings                                  (9.8)                 .8
                                                                     -----------         -----------

Net income                                                                 129.1               167.4


Preferred stock dividends                                                    7.8                 9.2
                                                                     -----------         -----------

Net income available to common shareholders                          $     121.3         $     158.2
                                                                     ===========         ===========
Earnings per average common share:

                  Basic                                              $       .99         $      1.26
                                                                     ===========         ===========
                  Diluted                                            $       .99         $      1.24
                                                                     ===========         ===========

Dividends per common share                                           $       .50         $       .50
                                                                     ===========         ===========
Weighted average common shares outstanding:

                  Basic                                              122,338,291         125,763,763
                  Diluted                                            129,984,457         135,295,628

-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED BALANCE SHEETS (Condensed)
                      (In millions except per share data)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------
                                                                       June 30,         December 31,
                                                                         1999               1998
-----------------------------------------------------------------------------------------------------

Assets

Current assets

   Cash and cash equivalents                                         $     203.1         $     283.9
   Receivables                                                           1,464.0             1,359.2
   Inventories                                                           1,533.9             1,421.0
   Prepaid expenses and other current assets                                98.8               103.6
                                                                     -----------         -----------
                 Total current assets                                    3,299.8             3,167.7
                                                                     -----------         -----------


Long-term notes and receivables                                             29.2                44.2
Investments                                                                145.6                90.6
Goodwill, net of amortization                                            4,294.4             4,565.4
Property, plant and equipment                                            3,469.5             3,742.5
Other non-current assets                                                   885.7               858.1
                                                                     -----------         -----------
                 Total                                               $  12,124.2         $  12,468.5
                                                                     ===========         ===========

Liabilities and shareholders' equity

Current liabilities

   Short-term debt                                                    $  2,793.6          $  2,331.0
   Current portion of long-term debt                                        53.9               135.0
   Accounts payable and accrued liabilities                              1,816.0             2,180.7
   United States and foreign income taxes                                   59.7                62.8
                                                                      ----------          ----------
                 Total current liabilities                               4,723.2             4,709.5
                                                                      ----------          ----------

Long-term debt, excluding current maturities                             3,071.8             3,188.5
Postretirement and pension liabilities                                     684.1               707.0
Other non-current liabilities                                              546.2               609.0
Minority interests                                                         275.3               279.7
Commitments and contingent liabilities
Shareholders' equity                                                     2,823.6             2,974.8
                                                                     -----------         -----------
                 Total                                               $  12,124.2         $  12,468.5
                                                                     ===========         ===========

Book value per common share                                          $     21.72         $     22.89

-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                            1999          1998
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities

   Net income                                                                     $  129.1      $  167.4
   Depreciation and amortization                                                     264.0         272.7
   Gain on sale of assets                                                             (2.7)
   Change in assets and liabilities, other than debt, net of businesses acquired    (523.8)       (573.9)
                                                                                  --------      --------
        Net cash used in operating activities                                       (133.4)       (133.8)
                                                                                  --------      --------
Cash flows from investing activities

   Capital expenditures                                                             (177.6)       (237.3)
   Acquisition of businesses, net of cash acquired                                   (49.8)        (34.2)
   Proceeds from sale of property, plant and equipment                                20.7          27.6
   Other, net                                                                         (4.2)         (5.1)
                                                                                  --------      --------
        Net cash used in investing activities                                       (210.9)       (249.0)
                                                                                  --------      --------
Cash flows from financing activities

   Proceeds from long-term debt                                                        6.0           3.9
   Payments of long-term debt                                                       (176.3)       (108.1)
   Net change in short-term debt                                                     536.4         938.8
   Stock repurchased                                                                  (1.0)       (369.0)
   Dividends paid                                                                    (69.0)        (73.2)
   Common stock issued - benefit plans                                                  .2           5.2
   Minority contributions, net of dividends paid                                      (5.0)         (3.4)
                                                                                  --------      --------
        Net cash provided by financing activities                                    291.3         394.2
                                                                                  --------      --------
   Effect of exchange rate changes on cash and cash equivalents                      (27.8)         (2.2)
                                                                                  --------      --------
   Net change in cash and cash equivalents                                           (80.8)          9.2
   Cash and cash equivalents at beginning of period                                  283.9         205.6
                                                                                  --------      --------
   Cash and cash equivalents at end of period                                     $  203.1      $  214.8
                                                                                  ========      ========

---------------------------------------------------------------------------------------------------------
                                                                                     1999          1998
---------------------------------------------------------------------------------------------------------
 Schedule of non-cash investing activities:

      Acquisition of businesses:
        Fair value of assets acquired                                             $   68.1      $   51.2
        Liabilities assumed                                                          (18.3)        (17.0)
                                                                                  --------      --------
                       Cash Paid                                                  $   49.8      $   34.2
                                                                                  ========      ========

---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork& Seal Company, Inc.




           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Accumulated
                                                                                                              Other
                                 Comprehensive Income      Preferred  Common   Paid-In   Retained  Treasury   Comprehensive
                                 Quarter  Year-To-Date     Stock      Stock    Capital   Earnings    Stock    Income         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                           |   $350.9     $779.0   $1,340.3  $1,250.4  ($167.3)   ($578.5)     $2,974.8

Net income                         $ 99.6     $129.1   |                                    129.1                             129.1
Translation adjustments             (71.1)    (210.5)  |                                                       (210.5)       (210.5)
                                   ------     ------   |
Comprehensive income (loss)        $ 28.5     ($81.4)  |
                                   ======     ======   |
Dividends declared:                                    |
    Common                                             |                                    (61.2)                            (61.2)
    Preferred                                          |                                     (7.8)                             (7.8)
Stock repurchased                                      |                            (.9)               (.1)                    (1.0)
Stock issued - benefit plans                           |                                                .2                       .2
-------------------------------------------------------|----------------------------------------------------------------------------
Balance at June 30, 1999                               |   $350.9     $779.0   $1,339.4  $1,310.5  ($167.2)   ($789.0)     $2,823.6
=======================================================|============================================================================
                                                       |                                                      Accumulated
                                                       |                                                      Other
                                 Comprehensive Income  |   Preferred  Common   Paid-In   Retained  Treasury   Comprehensive
                                 Quarter  Year-To-Date |   Stock      Stock    Capital   Earnings  Stock      Income         Total
-------------------------------------------------------|----------------------------------------------------------------------------
Balance at December 31, 1997                           |   $520.8     $779.0   $1,560.7  $1,327.2  ($137.0)   ($521.5)     $3,529.2
                                                       |
Net income                         $125.7     $167.4   |                                    167.4                             167.4
Translation adjustments              22.7      (31.8)  |                                                        (31.8)        (31.8)
                                   ------     ------   |
Comprehensive income               $148.4     $135.6   |
                                   ======     ======   |
                                                       |
Dividends declared:                                    |
    Common                                             |                                    (63.2)                            (63.2)
    Preferred                                          |                                     (9.2)                             (9.2)
Stock repurchased                                      |  (153.3)                (195.2)             (20.5)                  (369.0)
Stock issued - benefit plans                           |                            4.4                 .8                      5.2
                                                       |
-------------------------------------------------------|----------------------------------------------------------------------------
Balance at June 30, 1998                               |  $367.5     $779.0    $1,369.9  $1,422.2  ($156.7)   ($553.3)     $3,228.6
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

                        Crown Cork & Seal Company, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                  (Unaudited)


A.       Statement of Information Furnished
         ----------------------------------

         The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of June 30, 1999, and the results of its operations and cash flows for the periods ended June 30, 1999 and 1998, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

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

B.       Earnings Per Share
         ------------------

         The following table summarizes the basic and diluted earnings per common share computations for the periods ended June 30, 1999 and 1998, respectively:

                                                       1999                               1998
                                           -------------------------          -------------------------
                                                      Average                            Average
        Quarter                            Income     Shares     EPS          Income     Shares     EPS
        -------                            -------------------------          -------------------------

        Net income                         $99.6                              $125.7
           Less:
              Preferred stock dividends     (3.9)                               (4.1)
                                           -----                              ------
        Basic EPS                           95.7      122.3     $.78           121.6     124.4    $.98

        Potentially dilutive securities:
              Stock options                              .1                                 .4

              Assumed preferred
                 stock conversion            3.9        7.6                      4.1       8.0
                                           -----      -----                   ------     -----
        Diluted EPS                        $99.6      130.0     $.77          $125.7     132.8    $.95
                                           =====      =====                   ======     =====


                                                       1999                               1998
                                           -------------------------          -------------------------
                                                      Average                            Average
        Year-to-date                       Income     Shares     EPS          Income     Shares     EPS
        ------------                       -------------------------          -------------------------

        Net income                         $129.1                             $167.4
           Less:
            Preferred stock dividends        (7.8)                              (9.2)
                                           ------                             ------
        Basic EPS                           121.3     122.3     $.99           158.2     125.8    $1.26

        Potentially dilutive securities:
             Stock options                               .1                                 .4

              Assumed preferred
                 stock conversion             7.8       7.6                      9.2       9.1
                                           ------     -----                   ------     -----
        Diluted EPS                        $129.1     130.0     $.99          $167.4     135.3    $1.24
                                           ======     =====                   ======     =====


                        Crown Cork & Seal Company, Inc.


C.        Inventories
          -----------

                      --------------------------------------------------------
                                                     June 30,     December 31,
                                                       1999           1998
                      --------------------------------------------------------
                      Finished goods                 $  654.8       $  576.8
                      Work in process                   211.4          204.2
                      Raw  materials and supplies       667.7          640.0
                                                     --------       --------
                                                     $1,533.9       $1,421.0
                                                     ========       ========

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

         The cost of providing severance and related benefits is estimated at $99 and covers a reduction of approximately 2,900 employees, 1,900 of whom are involved in direct manufacturing operations. Employee reductions are expected to be completed by the end of the third quarter of 1999.

         Included in this restructuring provision is a charge of $60, reflecting the impairment of property, plant and equipment principally located in the Americas Division. This charge has been reflected as a reduction in the carrying values of the related assets. Write-downs of property, plant and equipment were made where the carrying values exceed the Company's estimate of proceeds from abandonment or disposal. These estimates were based principally on past experience of comparable asset disposals. Disposition of assets identified for disposal in the 1998 action is expected to be substantially completed by the end of 1999.

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

         The balance of the restructuring reserves (excluding the write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components during the first six months of 1999 were as follows:

                                                        Employee        Other Exit
         (in millions)                                  Severance         Costs           Total
                                                        ---------       ----------        -----

         Opening balance............................     $ 96.9           $ 30.8          $127.7
         Payments made..............................      (27.8)            (7.1)          (34.9)
         Other movements............................                         3.3 *           3.3
                                                         ------           ------          ------
         Closing balance............................     $ 69.1           $ 27.0          $ 96.1
                                                         ======           ======          ======

         *  includes  provisions   under   purchase  accounting   for  two  1999
            acquisitions in Europe as well as translation adjustments.


                        Crown Cork & Seal Company, Inc.


         During the first six months of 1999, payments of $27.8 were made related to the termination of approximately 1,250 employees, approximately 840 of whom were involved in direct manufacturing operations. Payments of $7.1 were made for other exit costs, including dismantlement costs, equipment removal and various contractual obligations.

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

  E.     Supplemental Cash Flow Information
         ----------------------------------

         Cash payments for interest, net of amounts capitalized ($.9 for 1999 and $2.7 for 1998), were $204.4 and $189.3 during the six months ended June 30, 1999 and 1998, respectively. Cash payments for income taxes amounted to $40.2 and $22.5 during the six months ended June 30, 1999 and 1998, respectively.

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

                                                      Quarter ended June 30,
                                                      ----------------------
         1999                 Americas        Europe        Asia-Pacific        Other        Total
         ----                 --------        ------        ------------        -----        -----
         External sales       $  981.4       $  929.6        $   86.4                       $1,997.4
         Segment income          103.6          153.7            10.7          ($21.6)         246.4

         1998
         ----
         External sales        1,099.1        1,054.1            91.7              .1        2,245.0
         Segment income          107.7          201.0              .6           (20.8)         288.5


                                                    Six months ended June 30,
                                                    -------------------------
         1999                 Americas        Europe        Asia-Pacific        Other        Total
         ----                 --------        ------        ------------        -----        -----
         External sales       $1,852.0       $1,764.8          $174.2                       $3,791.0
         Segment income          179.0          240.0            19.3          ($40.3)         398.0

         1998
         ----
         External sales        2,025.9        1,944.5           166.8              .2        4,137.4
         Segment income          177.6          309.7             1.7           (44.5)         444.5



                         Crown Cork & Seal Company, Inc


         The  following  table  reconciles  the  Company's   segment  income  to
         consolidated pre-tax income:

                                                 Second Quarter Ended       Six Months Ended
                                                        June 30,                June 30,
                                                 --------------------      ------------------
                                                   1999        1998          1999      1998
                                                   ----        ----          ----      ----

         Total segment income                     $246.4      $288.5        $398.0    $444.5
         Interest expense                           91.2       104.1         184.3     197.9
         Interest income                            (7.3)      (12.4)        (14.8)    (19.8)
         Gain on sale of assets                     (1.3)                     (3.7)
         Translation and exchange adjustments        1.0         5.8           9.9       7.5
                                                  ------      ------        ------    ------
         Consolidated pre-tax income              $162.8      $191.0        $222.3    $258.9
                                                  ======      ======        ======    ======



G.       Commitments and Contingent Liabilities
         --------------------------------------

         The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. Such commitments are at prices not in excess of current market.

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

         The Company is subject to various lawsuits and claims with respect to matters such as those pertaining to environmental, product liability, asbestos and safety and health matters. The ultimate liability cannot presently be determined as considerable uncertainties exist. It is possible that results of operations in a particular period could be materially affected by certain contingencies. Management believes that based on current available information and after consultation with counsel that the ultimate disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated results, liquidity or financial position of the Company.

                     Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

Item 2.  Management's  Discussion  and   Analysis  of  Financial  Condition  and
         Results of Operations (in millions, except share, per share, employee, shareholder and statistical data)

         Introduction
         ------------

         The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 1999, compared to the corresponding periods in 1998 and the changes in financial condition and liquidity from December 31, 1998. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, along with the consolidated financial statements and related notes included in and referred to within this report.

         All per share information is computed using average common shares outstanding, assuming dilution.

                             Results of Operations
                             ---------------------

         Net Income and Earnings Per Share
         ---------------------------------

         Net income available to common shareholders for the quarter ended June 30, 1999 was $95.7, a decrease of $25.9 or 21.3% when compared to the prior year amount of $121.6. Earnings per common share decreased $.18 or 18.9% to $.77 from $.95 a year earlier and also reflects a 2.1% decline in average common shares outstanding, resulting primarily from the March 1998 repurchase of shares from Compagnie Generale d'Industrie et de Participations (CGIP).

         Net Sales
         ---------

         Net sales in the quarter decreased $247.6 or 11.0% to $1,997.4 from $2,245.0 in 1998 due primarily to the pass-through of lower raw material costs, business divestitures, foreign currency translation, and lower overall volumes for metal packaging. Excluding the effects of lower raw material costs, business divestitures and foreign currency translation, net sales would have been 6.0% lower than in the second quarter of 1998. Sales from U.S. operations decreased by 10.9% and those in non-U.S. markets decreased 11.1%. U.S. sales accounted for approximately 41% of consolidated net sales in the second quarter of both 1999 and 1998. Sales of beverage cans and ends as a percentage of consolidated net sales represented 32.4% in the second quarter of 1999 compared to 32.7% in the second quarter of 1998 while sales of food cans and ends increased in the second quarter to 29.5% from 28.4% in the second quarter of 1998. Sales of plastic closures and plastic containers represented 15.7% of consolidated net sales in the second quarter of 1999 versus 16.0% for the same period of 1998.

         An analysis of comparative net sales by operating division follows:


                                            Net Sales                           Percentage Change
                           ---------------------------------------------        ------------------
                               Second Quarter          Six Months Ended         Second       Six
                              1999        1998         1999        1998         Quarter     Months
                              ----        ----         ----        ----         -------     ------

         Divisions:

         Americas          $  981.4    $1,099.1     $1,852.0    $2,025.9        (10.7%)     (8.6%)
         Europe               929.6     1,054.1      1,764.8     1,944.5        (11.8%)     (9.2%)
         Asia-Pacific          86.4        91.7        174.2       166.8         (5.8%)      4.4%
         Other                               .1                       .2
                           --------    --------     --------     --------
                           $1,997.4    $2,245.0     $3,791.0    $4,137.4        (11.0%)     (8.4%)
                           ========    ========     ========    ========

                     Crown Cork & Seal Company, Inc.

         Net sales in the Americas Division decreased by $117.7 and $173.9 for the three and six months ended June 30, 1999 as compared to the same periods in 1998. The decrease in the second quarter was primarily due to (i) the pass-through of certain lower raw material costs which amounted to $38, (ii) unfavorable foreign currency translation and
         (iii) sales unit volume decreases in beverage cans, food cans and aerosol cans partially offset by sales unit volume increases in plastic beverage closures and plastic beverage containers. Beverage can volumes were down 8.4% throughout the division as a result of the Company's decision to selectively prune its account base following restructuring activities and weak economic conditions in South America following Brazil's January currency devaluation.

         Net sales in the European Division decreased $124.5 and $179.7 for the three and six months ended June 30, 1998. The decrease in the second quarter was due to (i) the general weakening of most European currencies against the U.S. dollar with the impact of translation reducing net sales by $23 in the quarter, (ii) the divestiture of the non-personal care HDPE plastic container business which accounted for $19 of second quarter 1998 net sales, (iii) the sale of the majority of our South African operations which accounted for $15 of second quarter 1998 net sales, (iv) the pass-through of certain lower raw material costs amounting to $20 and (v) decreased sales unit volumes in aerosol cans and plastic closures. Food can volumes were down approximately 1% in the quarter as volume weakness in the UK and Eastern Europe offset volume growth in Western Europe. Strong beverage can demand in Spain and Greece coupled with increased sales unit volumes of beer cans in the UK offset beverage can market disruptions in Northwest Europe.

         Net sales in the Asia-Pacific Division decreased $5.3 in the second quarter but are still $7.4 ahead in the six months ended June 30, 1999 compared to the prior year. The decrease in second quarter sales is primarily a result of selling price reductions throughout the region which eroded the benefits of increased volumes in many product lines. Food can volumes were up over 30% in the quarter as sales of seafood, fruit and vegetable cans were very strong in Thailand. Thailand has remained very price competitive in the region despite the strengthening of the Thai Baht. Beverage can volumes were down in the quarter due to lower customer requirements in Singapore and Malaysia offset by volume gains in China and Vietnam.

         Cost of Products Sold
         ---------------------

         Cost of products sold, excluding depreciation and amortization, was $1,529.0 for the quarter ended June 30, 1999, a decrease of $198.2 or 11.5% compared to $1,727.2 for the same period in 1998. The decrease reflects (i)lower raw material costs, (ii) the effect of foreign currency translation, (iii) cost savings from restructuring programs and (iv) lower sales unit volumes across several product lines.

         As a percentage of net sales, cost of products sold was 76.5% compared to 76.9% for the second quarter of 1998. The improvement in gross margin as a percentage to net sales is due primarily to the benefits derived from the Company's continuing cost containment and restructuring programs, offset to some extent by competitive influences on selling prices across many product lines.

         Selling and Administrative
         --------------------------

         Selling and administrative expenses for the quarter ended June 30, 1999 were $91.0, a decrease of $2.2 or 2.4% from the second quarter of 1998. As a percentage of net sales, selling and administrative expenses, excluding depreciation, were 4.6% in the second quarter as compared to 4.2% for the same period of 1998. The decrease in 1999 costs is directly related to the continuing rationalization of these costs throughout the Company. The increase in these costs as a percentage to net sales in 1999 reflects lower sales compared to 1998 as discussed above.

                     Crown Cork & Seal Company, Inc.

         Operating Income
         ----------------

         For the quarter ended June 30, 1999, consolidated operating income decreased $42.1 to $246.4 from $288.5 at June 30, 1998. Operating income as a percentage to net sales was 12.3% for the second quarter of 1999 as compared to 12.9% in 1998. An analysis of operating income by operating division follows:

                                       Operating Income                 Percentage Change
                            ------------------------------------        ------------------
                            Second Quarter      Six Months Ended        Second       Six
                            1999      1998       1999      1998         Quarter     Months
                            ----      ----       ----      ----         -------     ------
         Divisions:

         Americas          $103.6    $107.7     $179.0    $177.6         (3.8%)        .8%
         Europe             153.7     201.0      240.0     309.7        (23.5%)     (22.5%)
         Asia-Pacific        10.7        .6       19.3       1.7
         Other              (21.6)    (20.8)     (40.3)    (44.5)        (3.8%)       9.4%
                           ------    ------     ------    ------
                           $246.4    $288.5     $398.0    $444.5        (14.6%)     (10.5%)
                           ======    ======     ======    ======

         As a percentage to net sales, Americas Division operating income was 10.6% in the second quarter of 1999 as compared to 9.8% for the same period in 1998. The increase in second quarter 1999 operating margin as a percentage to sales was primarily due to (i) cost savings from the 1998 restructuring program and (ii) unit volume gains in plastic bottles and plastic closures; which offset sales unit volume declines of beverage, food and aerosol cans. The decrease in second quarter 1999 operating margin compared to 1998 is directly a result of sales unit volume declines of beverage, food and aerosol cans as well as lower sales unit volumes of several health and beauty products.

         European Division operating income as a percentage to net sales was 16.5% in the second quarter of 1999 as compared to 19.1% for the comparable period of 1998. The decrease in second quarter operating margins was primarily due to (i) sales unit volume decreases of food cans, aerosol cans and plastic beverage containers, (ii) continued weakness in Eastern Europe and (iii) the effect of competitive pricing across many product lines, most notably food cans, which offset the benefits of restructuring activities and sales unit volume increases of beverage cans and plastic closures.

         In the second quarter of 1999, operating income in the Asia-Pacific Division was 12.4% of net sales as compared to .7% for the same period in 1998. The increase in 1999 margins was due primarily to sales unit volume increases of food and beverage cans in Thailand which offset (i) sales unit volume decreases of beverage cans in Singapore and Malaysia and (ii) competitive selling pressures across many product lines throughout the region.

         Net Interest Expense / Income
         -----------------------------

         Net interest expense was $83.9 in the second quarter, a decrease of $7.8 or 8.5% compared to second quarter 1998 net interest expense of $91.7. The decrease in net interest expense is due primarily to generally lower interest rates and lower raw material costs which have helped to reduce the early seasonal build-up of working capital.

                     Crown Cork & Seal Company, Inc.

         Taxes on Income
         ---------------

         The effective tax rate at 33.8% in the second quarter of 1999 was relatively unchanged from the second quarter 1998 effective rate of 33.7%. For the six months ended June 30, 1999, the effective tax rate was 37.5% as compared to 35.7% for the same period in 1998. The increase in the effective rate is due to lower pre-tax income whereby the taxable effect of non-deductible goodwill amortization is proportionately greater. Additionally, pre-tax income in the Company's European operations was lower in the first six months of 1999 compared to 1998. The Company's blended European tax rate is lower than the U.S. statutory rate of 35%.

         Minority Interests, Net of Equity in Earnings of Affiliates
         -----------------------------------------------------------

         The charge for minority interests, net of equity earnings, increased by $7.3 in the second quarter of 1999 over 1998. This increase was due to improved results in the Company's consolidated joint ventures in China, Greece, Brazil and Thailand.


                        Liquidity and Capital Resources
                        -------------------------------

         Cash from Operations
         --------------------

         Net cash used by operating activities during the six months ended June 30, 1999 of $133.4 was essentially the same as cash used of $133.8 for the same period in 1998. Lower working capital was employed, a result of lower raw material costs in 1999 compared to 1998 as well as better working capital management which offset the decrease in profits from operations.

         Investing Activities
         --------------------

         Investing activities used cash of $210.9 during the six months ended June 30, 1999 compared with cash used of $249.0 for the same period of 1998. Capital expenditures for the first six months of 1999 were $177.6, a decrease of $59.7 as compared to capital expenditures of $237.3 during the same period of 1998. The Company intends to limit 1999 capital spending to approximately $300.0 in 1999 as compared to 1998 capital expenditures of $487.0.

         Financing Activities
         --------------------

         Financing activities provided cash of $291.3 in the first six months of 1999 compared with cash provided of $394.2 in the first six months of 1998. Lower raw material costs have held down the cost of pre-season working capital build-ups in 1999 and, as such, the increase in commercial paper borrowings in the first six months of 1999 is lower than in the first six months of 1998.

         Total debt, net of cash and cash equivalents, at June 30, 1999 was $5,716.2 and represents an increase of $345.6 above the December 31, 1998 level of $5,370.6. Total debt, net of cash and cash equivalents, as a percentage to total capitalization was 64.8% at June 30, 1999 as compared to 62.3% at December 31, 1998. Total capitalization is defined by the Company as total debt (net of cash and cash equivalents), minority interests and shareholders' equity.

         The increase in total debt, net of cash and cash equivalents, from December 31, 1998 is due primarily to the funding of working capital requirements on a short-term basis through the issuance of commercial paper. The increase in total debt as a percentage to total capitalization was also affected by a reduction in shareholders' equity due to negative currency translation adjustments in the first six months of 1999.

                     Crown Cork & Seal Company, Inc.

         Recent Accounting Developments
         ------------------------------

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, an amendment of SFAS No. 133-Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 has deferred the effective date of SFAS No. 133 from January 1, 2000 to January 1, 2001. SFAS No. 133 requires that the Company value all outstanding derivative instruments at fair value and record those instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. The Company continues to evaluate the requirements of the standard and is preparing an implementation plan.

         Market Risk
         -----------

         Since December 31, 1998, the notional value of outstanding foreign exchange contracts has been reduced by approximately 35%. This decrease is due primarily to the introduction of the Euro.



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

         Inventory and Assessment - The inventory phase was substantially completed in June 1998 including the identification of internal mission-critical business systems and vendor and other third party relationships. The Company substantially completed its internal risk assessment of potentially Y2K impacted information technology ("IT") and non-IT equipment and facilities during October 1998. In that regard, the Company has identified Y2K issues with various mid-range IT systems, personal computers, servers, telephone systems and embedded systems in manufacturing and related equipment. The assessment of the Company's third-party risks involved the identification of critical vendors, Y2K confirmation correspondence, evaluations and selected vendor reviews. The Company has completed the identification of its vendor relationships and has received approximately 74% of its requested Y2K confirmation letters. Certain top-critical vendors are being subjected to follow-up including interviews, on-site visits and other available means. In addition, the Company currently has an inadequate Y2K survey response from utility suppliers and is in the process of evaluating its risk profile with respect to utility service. Accordingly, the Company has initiated alternate follow-up procedures and strategies to support its risk evaluation and contingency planning efforts.

                        Crown Cork & Seal Company, Inc.

         These assessments and reviews are expected to be ongoing through the third quarter of 1999. Despite these efforts, the Company can provide no assurance that critical suppliers of important goods and services (including, but not limited to, utility service and communications) will complete their Y2K compliance plans in a timely manner.

         Remediation Analysis - The Company substantially completed this project phase in February 1999. During this stage of the project, remediation strategies were evaluated and planned to correct identified Y2K non-compliance. Correction strategies included vendor-supported upgrades, system or asset replacements, and correction of non-compliant code and systems consolidation.

         Implementation - This phase involves the correction and testing of identified internal Y2K risks in conjunction with the remediation analysis phase. The Company's implementation plan established priorities for remediation or replacement. The business systems considered most critical to ongoing operations have been given the highest priority. Such mission-critical systems include business and operating systems such as sales order billing, production planning, procurement and disbursements, logistics and embedded systems in manufacturing and related equipment that, if shutdown or interrupted, could have a material adverse impact on the Company. All other systems include business support systems such as personal computer technology, internal data transmission and voice communication that, if shutdown or interrupted, may have a less material impact on the Company's operations.

         Mission Critical IT Systems - Approximately 90% of the Company's locations that contain mission-critical IT systems require some form of correction. Approximately 72% of mission-critical business systems have been remediated and 28% are currently being remediated. The Company has achieved implementation of Y2K-capable mission-critical systems covering 85% of its operating revenues at this time versus a previously disclosed target cover of 80%. The Company plans to complete the remaining mission-critical implementations during the second half of 1999. Certain of these projects are awaiting the release of Y2K compliant software upgrades or have modestly extended project timelines to maximize the use of internal resources.

         The Company's mission-critical system testing methods include obtaining hardware and software certifications from critical vendors and consultants and performing Y2K compliance tests including data exchange with critical vendors and customers. Testing of critical systems is expected to be completed on an ongoing basis during the second half of the year.

         Embedded Systems - During 1998, the Company performed a comprehensive evaluation of embedded systems within its manufacturing and facilities infrastructure. This evaluation covered approximately 27,000 inventoried systems and over 1,000 machinery and systems manufacturers. Assessment results indicate a very low non-compliant rate. Accordingly, while the Company cannot rule out some potential impact, overall risk in this area is believed to be low. Unit replacements or reprogramming will occur as part of the Company's normal maintenance program in 1999. Such costs are not expected to be significant. The Company has conducted detailed testing of certain manufacturing processes. The results of these tests confirm the current risk assessment.

         Personal Computer Technology - The Company is currently implementing replacement or correction methods to address Y2K non-compliance in both hardware and software. Modest portions of these corrections pertain to mission-critical systems. Due to recent advances in networking technology which could offer significant on-going savings in personal desktop computer operating costs, the Company is employing new remediation alternatives which involved a delay in completion of some mission-critical personal computer projects to September 1999. The Company considers its overall risk in this area to be low.

                        Crown Cork & Seal Company, Inc.

         Telephone Exchange Systems - The Company has substantially completed its assessment of telephone exchange systems within its facilities. Approximately 20% of these systems will be remediated during 1999. Notwithstanding these efforts, the Company believes that certain countries in which it operates may be subject to broader regional communication system failures. Accordingly, an extended assessment of this risk is in process to both evaluate the reliability of the initial assessment and identify contingency options including the utilization of satellite phones.

         Contingency Planning - The Company is developing contingency plans to address potential disruptions that may result from unresolved Y2K issues. Because Y2K is a date-driven risk, the Company is actively identifying practicable prevention plans for its core operations to mitigate disruption, especially in January 2000. This contingency plan will also be used to address potential disruption caused by the leap year day (February 29, 2000). Prevention plans may include temporary deactivation of certain systems and equipment just prior to January 1, 2000, targeted supply-chain management measures to ensure supply of certain key commodities as well as customer supply initiatives. For instance, facility and manufacturing supplies may be procured in 1999 to support production requirements in early 2000. Additionally, in order to address any isolated or wide spread disruptions, the Company is considering help-desk and manufacturing support options as part of its planning scenarios. Risks of a less controllable nature, such as utility service outages and communication system failure are being addressed in contingency planning. Alternate site manufacturing scenarios, alternative vendors and other scenarios are under current consideration. The Company substantially completed its prevention and contingency plan development and design in June 1999. The rollout of the contingency plan was initiated in the first quarter of 1999. The Company is also considering potential seasonality effects of Year 2000 on consumer demand and operating and working capital, particularly in the fourth quarter of 1999 and first quarter of 2000.

         The Company's Y2K global plan could be adversely affected if any of the Company's factors or assumptions are incorrect or if its ongoing review discovers unanticipated problems. The Company cannot give assurance that its global plan will be completed on schedule or that it will not uncover Y2K issues that could create a material impact on its performance.

         The Company believes that the most reasonably likely worst-case scenario for the Company with respect to the Y2K problem is the failure of a critical vendor, such as a utility supplier, to provide required goods or services after December 31, 1999. Such a failure could result in temporary production outages and lost sales and profits. The Company believes that because of the high degree of geographic dispersion of its operations (with approximately 223 plants in 49 countries), it is unlikely an isolated third-party failure would have a material adverse effect on the Company's results of operations, financial condition, or cash flow. The Company also believes that the formulation of contingency plans should reduce the severity and length of any such possible disruptions and losses. Nevertheless, because the Company's Y2K compliance is dependent upon key third party Y2K readiness, there can be no assurance that the Company's Y2K compliance efforts will prevent a Y2K problem outside its direct control from adversely affecting the results of its operations, financial condition or cash flow. In addition, although not anticipated, any failure by the Company to correct critical internal computer systems before Year 2000 could have such an adverse effect.

         Year 2000 Project Expenditures - The Company estimates that it will spend approximately $22-$25 (pre-tax) for its Y2K compliance efforts. To date, the Company has spent approximately $14, of which $6 has been expensed. The Company anticipates that funding for its Y2K compliance program will be from operating cash flows. These cost estimates do not include labor costs of employees allocated to the Y2K compliance effort, as it is not practicable to accumulate such costs. The Company's total Y2K project cost estimate is based on presently available information and does not necessarily include all potential costs related to ongoing assessment and remediation or any execution of contingency plans brought about by internal or external Y2K issues or cost estimate changes related to replacement systems or code remediation efforts. Actual results could differ from these estimates.

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

         The Company is currently addressing Euro-related issues and their impact on information systems, currency exchange rate risk, employment and benefits, taxation, contracts, competition and pricing. Under the action plan developed by the Company, teams have been formed to address selling prices and costs, personnel and communications, finance, administration and information technology. The Company has incurred and expects to continue to incur expenses for the internal technology and operations staff to implement its Euro conversion plan. These costs, although not expected to be material, will be incurred through 2003 to cover the costs of preparing for and making operational change to accommodate the introduction of the Euro. The costs for this conversion involve updated technology and are being addressed in conjunction with Year 2000 remediation.

         At June 30, 1999, approximately 61% of the contract notional value on outstanding foreign exchange contracts involve the Euro, primarily with sterling. Conversion to the Euro has reduced the amount of the Company's exposure to exchange rate risk, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. The number of contracts outstanding at the end of the quarter as compared to the end of the year has been reduced by approximately 15% with a corresponding reduction in notional value of approximately $925. This reduction in outstanding foreign exchange contracts has generated approximately $.7 of transaction savings. Because there will be less diversity in the Company's exposure to foreign currencies, movements of the Euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative.

         Although all key suppliers have committed that they will be Euro-compliant, the Company can give no assurance that third parties on whom it depends will have the systems necessary to process Euro-denominated transactions. Moreover, disruption of activity in the European markets because of the conversion could adversely affect the Company's businesses in those markets, resulting in lost revenues and increased costs.

         As part of the conversion process the Company is developing contingency plans. The contingency plans will include assessing and communicating the impact of any delays. These plans will also address likely problems in the aftermath of conversion with a view to maximizing the Company's ability to avoid any disruption.

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

         These forward-looking statements are made based upon management's expectations and beliefs concerning future events affecting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

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

                        Crown Cork & Seal Company, Inc.


                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 22, 1999. The matters voted upon and the results thereof are set forth in
         Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and such Item 4 is incorporated herein by reference.


Item 5.  Other Information

         On July 22, 1999, the Company announced that John B. Neff, a former Portfolio Manager of the Wellington Management Company, and Arnold W. Donald, Senior Vice President of Monsanto Company, were elected to its Board of Directors. These additions have increased the number of directors to fifteen.

         On July 22, 1999, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock and $.4712 per share on the Company's 4.5% convertible preferred stock. Both dividends are payable on August 20, 1999 to shareholders of record on August 4, 1999.

         On July 22, 1999, The Company's Board of Directors approved an amended and restated version of the Company's by-laws which, among other things, amended the advance notice provisions with respect to shareholder nominations and other business. See Item 6 below.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                   3. By-laws of Crown Cork & Seal Company, Inc., as amended

                  10.a Amendment No. 1 to the Crown Cork & Seal Company, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998

                  10.b Amendment No. 1 to the Crown Cork & Seal Company, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998

                  10.c Amendment No. 1 to the Crown Cork & Seal Company, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998

                  10.d    Crown  Cork  &  Seal  Company, Inc.  Senior  Executive
                          Retirement  Plan,  as   amended  and  restated  as  of
                          June 30, 1999

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

         Date:      August 13, 1999