Form 10-Q
period 1999-09-30
CROWN CORK & SEAL CO INC
filed 1999-11-05
CIK 25890

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 121,861,898 shares of common stock outstanding as of October 31, 1999.



================================================================================

                        Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------
Three months ended September 30,                                          1999             1998
--------------------------------------------------------------------------------------------------

Net sales                                                            $   2,140.0      $   2,291.0
                                                                     -----------      -----------
Cost, expenses & other income

  Cost of products sold, excluding depreciation and amortization         1,672.8          1,803.7
  Depreciation and amortization                                            132.0            133.9
  Selling and administrative expense                                        85.3             91.1
  Provision for restructuring                                               (7.1)           186.6
  Gain on sale of assets                                                   (13.7)
  Interest expense                                                          91.0            102.2
  Interest income                                                           (4.9)           (12.4)
  Translation and exchange adjustments                                       2.2              7.8
                                                                     -----------      -----------
                                                                         1,957.6          2,312.9
                                                                     -----------      -----------

Income before income taxes                                                 182.4            (21.9)

Provision for income taxes                                                  57.1             (3.8)
Minority interests, net of equity earnings                                  (7.3)            (3.0)
                                                                     -----------      -----------
Net income                                                                 118.0            (21.1)

Preferred stock dividends                                                    4.0              4.1
                                                                     -----------      -----------
Net income available to common shareholders                          $     114.0     ($      25.2)
                                                                     ===========      ===========
Earnings per average common share:
                  Basic                                              $       .93     ($       .20)
                                                                     ===========      ===========

                  Diluted                                            $       .91     ($       .20)
                                                                     ===========      ===========

Dividends per common share                                           $       .25      $       .25
                                                                     ===========      ===========
Weighted average common shares outstanding:
                  Basic                                              122,332,141      123,697,189
                  Diluted                                            129,963,348      131,637,480

--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------
Nine months ended September 30,                                           1999             1998
--------------------------------------------------------------------------------------------------

Net sales                                                            $   5,931.0      $   6,428.4
                                                                     -----------      -----------

Cost, expenses & other income
  Cost of products sold, excluding depreciation and amortization         4,619.8          5,033.1
  Depreciation and amortization                                            396.0            406.6
  Selling and administrative expense                                       267.3            281.9
  Provision for restructuring                                               (7.1)           186.6
  Gain on sale of assets                                                   (17.4)
  Interest expense                                                         275.3            300.1
  Interest income                                                          (19.7)           (32.2)
  Translation and exchange adjustments                                      12.1             15.3
                                                                     -----------      -----------
                                                                         5,526.3          6,191.4
                                                                     -----------      -----------

Income before income taxes                                                 404.7            237.0

Provision for income taxes                                                 140.5             88.5
Minority interests, net of equity earnings                                 (17.1)            (2.2)
                                                                     -----------      -----------

Net income                                                                 247.1            146.3

Preferred stock dividends                                                   11.8             13.3
                                                                     -----------      -----------

Net income available to common shareholders                          $     235.3      $     133.0
                                                                     ===========      ===========

Earnings per average common share:
                  Basic                                              $      1.92      $      1.06
                                                                     ===========      ===========
                  Diluted                                            $      1.90      $      1.06
                                                                     ===========      ===========

Dividends per common share                                           $       .75      $       .75
                                                                     ===========      ===========

Weighted average common shares outstanding:
                  Basic                                              122,336,218      125,067,335
                  Diluted                                            129,970,903      133,954,560

--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


                    CONSOLIDATED BALANCE SHEETS (Condensed)
                 (In millions except share and per share data)

--------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
                                                                     September 30,    December 31,
                                                                          1999             1998
--------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                         $     218.6      $     283.9
   Receivables                                                           1,651.2          1,359.2
   Inventories                                                           1,362.0          1,421.0
   Prepaid expenses and other current assets                                97.2            103.6
                                                                     -----------      -----------
                 Total current assets                                    3,329.0          3,167.7
                                                                     -----------      -----------

Long-term notes and receivables                                             27.4             44.2
Investments                                                                142.0             90.6
Goodwill, net of amortization                                            4,357.8          4,565.4
Property, plant and equipment                                            3,388.3          3,742.5
Other non-current assets                                                   930.8            858.1
                                                                     -----------      -----------
                 Total                                               $  12,175.3      $  12,468.5
                                                                     ===========      ===========

Liabilities and shareholders' equity
Current liabilities
   Short-term debt                                                   $   2,297.5      $   2,331.0
   Current portion of long-term debt                                        65.2            135.0
   Accounts payable and accrued liabilities                              1,823.0          2,180.7
   United States and foreign income taxes                                  104.7             62.8
                                                                     -----------      -----------
                 Total current liabilities                               4,290.4          4,709.5
                                                                     -----------      -----------

Long-term debt, excluding current maturities                             3,397.9          3,188.5
Postretirement and pension liabilities                                     683.3            707.0
Other non-current liabilities                                              534.0            609.0
Minority interests                                                         288.9            279.7
Commitments and contingent liabilities
Shareholders' equity                                                     2,980.8          2,974.8
                                                                     -----------      -----------
                   Total                                             $  12,175.3      $  12,468.5
                                                                     ===========      ===========


Book value per common share                                          $     22.98      $     22.89

--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


               CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------
Nine months ended September 30,                                           1999             1998
--------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                                        $     247.1      $     146.3
   Depreciation and amortization                                           396.0            406.6
   Gain on sale of assets                                                   (9.5)
   Provision for restructuring                                              (4.9)           126.9
   Change in assets and liabilities, other than debt,
        net of businesses acquired                                        (488.2)          (613.5)
                                                                     -----------      -----------
        Net cash provided by operating activities                          140.5             66.3
                                                                     -----------      -----------

Cash flows from investing activities
   Capital expenditures                                                   (209.5)          (342.1)
   Acquisition of businesses, net of cash acquired                         (49.4)           (31.0)
   Proceeds from sale of property, plant and equipment                      27.8             32.8
   Proceeds from sale of businesses                                         43.9             31.8
   Other, net                                                               (6.3)           (18.6)
                                                                     -----------      -----------
        Net cash used in investing activities                             (193.5)          (327.1)
                                                                     -----------      -----------
Cash flows from financing activities
   Proceeds from long-term debt                                            358.3              5.4
   Payments of long-term debt                                             (197.4)          (146.0)
   Net change in short-term debt                                           (29.8)           999.6
   Stock repurchased                                                        (6.9)          (461.8)
   Dividends paid                                                         (103.5)          (108.4)
   Common stock issued - benefit plans                                        .2             13.8
   Minority contributions, net of dividends paid                            (8.1)            (2.3)
                                                                     -----------      -----------

        Net cash provided by financing activities                           12.8            300.3
                                                                     -----------      -----------

   Effect of exchange rate changes on cash and cash equivalents            (25.1)            (3.6)
                                                                     -----------      -----------

   Net change in cash and cash equivalents                                 (65.3)            35.9
   Cash and cash equivalents at beginning of period                        283.9            205.6
                                                                     -----------      -----------
   Cash and cash equivalents at end of period                        $     218.6      $     241.5
                                                                     ===========      ===========

--------------------------------------------------------------------------------------------------
                                                                          1999             1998
--------------------------------------------------------------------------------------------------

 Schedule of non-cash investing activities:

      Acquisition of businesses:

        Fair value of assets acquired                                $      67.6      $      74.5
        Liabilities assumed                                                (18.2)           (43.5)
                                                                     -----------      -----------
                       Cash Paid                                     $      49.4      $      31.0
                                                                     ===========      ===========

--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                   Crown Cork & Seal Company, Inc.



           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Accumulated
                                                                                                                Other
                                   Comprehensive Income    Preferred  Common  Paid-In   Retained  Treasury  Comprehensive
                                   Quarter  Year-To-Date     Stock    Stock   Capital   Earnings    Stock      Income       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             |  $350.9   $779.0   $1,340.3  $1,250.4  ($167.3)    ($578.5)     $2,974.8
Net income                         $118.0      $247.1    |                                 247.1                              247.1
Translation adjustments              79.6     ( 130.9)   |                                                     (130.9)       (130.9)
                                   ------      ------    |
Comprehensive income (loss)        $197.6      $116.2    |
                                   ======      ======    |
Dividends declared:                                      |
    Common                                               |                                 (91.7)                             (91.7)
    Preferred                                            |                                 (11.8)                             (11.8)
Stock repurchased                                        |                        (5.5)              (1.4)                     (6.9)
Stock issued - benefit plans                             |                                             .2                        .2
---------------------------------------------------------|--------------------------------------------------------------------------
Balance at September 30, 1999                            |  $350.9   $779.0   $1,334.8  $1,394.0  ($168.5)    ($709.4)     $2,980.8
=========================================================|==========================================================================
                                                         |                                                    Accumulated
                                                         |                                                      Other
                                   Comprehensive Income  | Preferred  Common  Paid-In   Retained  Treasury  Comprehensive
                                   Quarter  Year-To-Date |   Stock    Stock   Capital   Earnings    Stock      Income       Total
---------------------------------------------------------|--------------------------------------------------------------------------
Balance at December 31, 1997                             |  $520.8   $779.0   $1,560.7  $1,327.2  ($137.0)    ($521.5)     $3,529.2
Net income                        ($ 21.1)     $146.3    |                                 146.3                              146.3
Translation adjustments             125.7        93.9    |                                                       93.9          93.9
                                   ------      ------    |
Comprehensive income               $104.6      $240.2    |
                                   ======      ======    |
Dividends declared:                                      |
    Common                                               |                                 (94.3)                             (94.3)
    Preferred                                            |                                 (13.3)                             (13.3)
Stock repurchased                                        |  (169.9)             (260.3)             (31.6)                   (461.8)
Stock issued - benefit plans                             |                        11.5                2.3                      13.8
---------------------------------------------------------|--------------------------------------------------------------------------
Balance at September 30, 1998                            |  $350.9  $ 779.0   $1,311.9  $1,365.9  ($166.3)    ($427.6)     $3,213.8
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions except per share data)
                                  (Unaudited)


A.       STATEMENT OF INFORMATION FURNISHED

         The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of September 30, 1999, and the results of its operations and cash flows for the periods ended September 30, 1999 and 1998, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

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

B.       EARNINGS PER SHARE

         The following table summarizes the basic and diluted earnings per common share computations for the periods ended September 30, 1999 and 1998, respectively:

                                                           1999                               1998
                                              ---------------------------       ----------------------------
                                                          Average                            Average
        Quarter                                Income     Shares     EPS          Income     Shares     EPS
        -------                               ---------------------------       ----------------------------

        Net income                             $118.0                            ($21.1)
           Less:
              Preferred stock dividends          (4.0)                             (4.1)
                                               ------                             -----
        Basic EPS                               114.0     122.3     $ .93         (25.2)     123.7    ($.20)

        Potentially dilutive securities:
              Stock options
              Assumed preferred
                 stock conversion                 4.0       7.7                                7.9
                                               ------     -----                   -----      -----
        Diluted EPS                            $118.0     130.0     $ .91        ($25.2)     131.6    ($.20)*
                                               ======     =====                   =====      =====


                                                           1999                               1998
                                              ---------------------------       ----------------------------
                                                          Average                            Average
        Year-To-Date                           Income     Shares     EPS          Income     Shares     EPS
        ------------                          ---------------------------       ----------------------------
        Net income                             $247.1                             $146.3
           Less:
              Preferred stock dividends         (11.8)                             (13.3)
                                               ------                             ------
        Basic EPS                               235.3     122.3     $1.92          133.0     125.1    $1.06

        Potentially dilutive securities:
              Stock options                                                                     .2
              Assumed preferred
                 stock conversion                11.8       7.7                                8.7
                                               ------     -----                   ------     -----
        Diluted EPS                            $247.1     130.0     $1.90         $133.0     134.0    $1.06*
                                               ======     =====                   ======     =====

* 1998 Diluted E.P.S. is the same as Basic E.P.S. due to the anti-dilutive effect from the assumed conversion of preferred stock and the addback of preferred dividends.

                        Crown Cork & Seal Company, Inc.


         Stock options excluded from the computation of diluted earnings per share because option prices exceeded fair market value amounted to 6,532,773 and 4,931,061 for the third quarters of 1999 and 1998 and 6,104,925 and 1,784,078 for the nine months ended September 30, 1999 and 1998, respectively.

C.       INVENTORIES

                    ------------------------------------------------------------
                                                  September 30,     December 31,
                                                     1999               1998
                    ------------------------------------------------------------
                    Finished goods                 $  526.5          $  576.8

                    Work in process                   193.7             204.2

                    Raw materials and supplies        641.8             640.0
                                                   --------          --------
                                                   $1,362.0          $1,421.0
                                                   ========          ========

   D.    RESTRUCTURING

         During the third quarter of 1999, the Company provided $7.7 ($5.0 after-tax or $.04 per share) for the costs associated with closing one plant in Europe and the reorganization of certain research and development functions worldwide. Included in the restructuring charge were costs of $6.0 to provide for employee severance and related benefits, and $1.7 for other exit costs, primarily dismantlement costs, security costs and utility costs.

         During 1999, management decided not to close a plant originally provided for in the September 1998 restructuring program based on a customer's decision to increase its purchases in that plant's geographic market. As a result, the reserve of $14.8 ($9.7 after-tax or $.08 per share) previously established for employee severance and related benefits and other exit costs related to this plant was restored to income. Accordingly, the employees at this location will not be terminated. Additionally, the Company does not expect to realize approximately $5.3 ($.04 per share) of the after-tax savings on an annualized basis initially disclosed under the program.

         During  1998,  the Company  provided  $179 ($127  after-tax or $.95 per share)  for the costs  associated  with  closing  thirteen  plants  and reorganizing three additional plants. These actions reflect the Company's continued commitment to realign its manufacturing facilities with the objective of enhancing operating efficiencies. Included in the restructuring charge were costs to provide severance and related benefits, write-down of assets and other exit costs. The Company anticipates that this restructuring program will generate after-tax savings of approximately $64 ($.48 per share) on an annualized basis when fully implemented. The cost of providing severance and related benefits was estimated at $99 and covers a reduction of approximately 2,900 employees, 1,900 of whom are involved in direct manufacturing operations. Employee reductions were completed at the end of the third quarter of 1999. Included in this restructuring provision was a charge of $60, reflecting the impairment of property, plant and equipment principally located in the Americas Division. This charge has been reflected as a reduction in the carrying values of the related assets. Write-downs of property, plant and equipment were made where the carrying values exceed the Company's estimate of proceeds from abandonment or disposal. These estimates were based principally on past experience of comparable asset disposals. Disposition of assets identified for disposal in the 1998 action is expected to be substantially completed by the end of 1999. Other non-recurring exit costs are estimated at $20 and are primarily a cash expense, comprising the costs to effectively close and dispose of the facilities identified in the 1998 plan. Exit costs include, but are not limited to, fees related to lease termination and other contract cancellations, dismantlement costs and brokers' fees for assets to be sold. These costs are expected to be substantially incurred by the end of 1999.

                        Crown Cork & Seal Company, Inc.


         Remaining balances in the reserves at the completion of the 1998 action represent contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding the write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components during the first nine months of 1999 were as follows:


                                           Employee      Other Exit
         (in millions)                     Severance       Costs         Total
                                           ---------    ----------       -----
         Opening balance..............       $96.9        $30.8          $127.7
         Provision ...................         6.0          1.7             7.7
         Reversal.....................      ( 12.1)      (  2.7)        (  14.8)
         Payments made................      ( 58.4)      ( 18.2)        (  76.6)
         Other movements*.............      (   .4)      (   .3)        (    .7)
                                             -----        -----          ------
         Closing balance..............       $32.0        $11.3          $ 43.3
                                             =====        =====          ======

         *  includes   provisions   under  purchase   accounting  for  two  1999
            acquisitions in Europe as well as translation adjustments.

         During the nine months ended September 30, 1999, payments of $58.4 were made related to the termination of approximately 1,900 employees, approximately 1,100 of whom were involved in direct manufacturing operations. Payments of $18.2 were made for other exit costs, including dismantlement costs, equipment removal and various contractual obligations.

         Since inception of the September 1998 restructuring plan, payments of $68.0 were made related to the termination of approximately 2,600 employees, 1,700 of whom were involved in direct manufacturing operations. Payments of $12.8 were made for other exit costs, including dismantlement costs, equipment removal and various contractual obligations.

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

E.       INVESTMENTS

         The increase of $51.4 in investments from $90.6 at December 31, 1998 to $142.0 at September 30, 1999 reflects the combination of the Company's operations in South Africa with certain metal packaging businesses of Nampak Limited to form a new joint venture. Nampak has controlling interest in the new company.

F.       SHORT-TERM BORROWINGS AND LONG-TERM DEBT

         On August 25, 1999, the Company sold $350.0 of 7 1/8% senior notes due September 1, 2002. These new debentures represent the final tranche of a shelf registration dated December 17, 1996. Interest on these notes is to be paid semiannually on March 1 and September 1, commencing March 1, 2000. Net proceeds from the sale of the notes were used to repay a portion of the Company's outstanding commercial paper.

                        Crown Cork & Seal Company, Inc.


G.       FOREIGN CURRENCY RISK

         The Company manages its risk to adverse fluctuations in foreign exchange rates through the use of a netting strategy which matches foreign currency assets and liabilities whenever possible and the use of financial instruments. These financial instruments are foreign currency contracts, such as swaps and forwards. At September 30, 1999, the Company had outstanding contracts, primarily in European currencies, Singapore dollars, Canadian dollars and U.S. dollars (both buy and sell) for an aggregate notional amount of $1,632.0 compared to $2,680.5 at December 31, 1998. Based on exchange rates at September 30, 1999 and the maturity dates of the various contracts, the aggregate contract value of these items approximated fair value at September 30, 1999 and December 31, 1998. Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

H.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest, net of amounts capitalized ($1.1 for 1999 and $4.1 for 1998), were $264.0 and $272.6 during the nine months ended September 30, 1999 and 1998, respectively. Cash payments for income taxes amounted to $45.8 and $27.1 during the nine months ended September 30, 1999 and 1998, respectively.

I.       COMMITMENTS AND CONTINGENT LIABILITIES

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


J.       SEGMENT INFORMATION

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

         The interim  segment information is as follows:

                                                         Quarter ended September 30,
                                                         ---------------------------
         1999                      Americas            Europe            Asia-Pacific           Other            Total
         ----                      --------            ------            ------------           -----            -----

         External sales            $1,054.6           $1,012.7             $72.7                               $2,140.0
         Restructuring                (13.8)               2.4                                   $4.3              (7.1)
         Segment income               119.3              157.4               5.5                (25.2)            257.0

         1998
         ----
         External sales             1,120.4            1,083.6              87.0                                2,291.0
         Restructuring                 93.6               76.7               2.9                 13.4             186.6
         Segment income                10.7               97.6           (   1.0)               (31.6)             75.7


                                                       Nine months ended September 30,
                                                       -------------------------------
         1999                      Americas            Europe            Asia-Pacific            Other           Total
         ----                      --------            ------            ------------            -----           -----
         External sales            $2,906.6           $2,777.5            $246.9                               $5,931.0
         Restructuring                (13.8)               2.4                                   $4.3              (7.1)
         Segment income               298.3              397.4              24.8                (65.5)            655.0

         1998
         ----
         External sales             3,146.3            3,028.1             253.8                   .2           6,428.4
         Restructuring                 93.6               76.7               2.9                 13.4             186.6
         Segment income               188.3              407.3                .7                (76.1)            520.2




         The  following   table  reconciles  the  Company's  segment  income  to
         consolidated pre-tax income:

                                                   Third Quarter Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                  ---------------------            --------------------
                                                    1999         1998                1999        1998
                                                    ----         ----                ----        ----

         Total segment income                      $257.0       $ 75.7              $655.0      $520.2
         Interest expense                            91.0        102.2               275.3       300.1
         Interest income                             (4.9)       (12.4)              (19.7)      (32.2)
         Gain on sale of assets                     (13.7)                           (17.4)
         Translation and exchange adjustments         2.2          7.8                12.1        15.3
                                                   ------        -----              ------      ------
         Consolidated pre-tax income               $182.4       ($21.9)             $404.7      $237.0
                                                   ======        =====              ======      ======

                        Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS
         (in millions, except share, per share, employee, shareholder and statistical data)

         INTRODUCTION

         The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 1999, compared to the corresponding periods in 1998 and the changes in financial condition and liquidity from December 31, 1998. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, along with the consolidated financial statements and related notes included in and referred to within this report.

         All per share information is computed using average common shares outstanding, assuming dilution.

         RESTRUCTURING

         During the third quarter of 1999, the Company provided $7.7 ($5.0 after-tax or $.04 per share) for the costs associated with closing one plant in Europe and the reorganization of certain research and development functions worldwide. Included in the restructuring charge were costs of $6.0 to provide for employee severance and related benefits, and $1.7 for other exit costs, primarily dismantlement costs security costs and utility costs. The Company successfully completed the restructuring program announced in September 1998. With the conclusion of the program in 1999, the Company reversed $14.8 ($9.7 after-tax or $.08 per share) of the amount provided in 1998. Overall in the quarter, the Company recorded a net pre-tax credit of $7.1 ($4.7 after-tax or $.04 per share).

         Additional details about the restructuring activities are provided in Note D to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

         NET INCOME AND EARNINGS PER SHARE

         Net income available to common shareholders for the quarter ended September 30, 1999 was $114.0, an increase of $139.2 when compared to the prior year loss of $25.2. Earnings per common share increased to $.91 from a loss of $.20 per share a year earlier. Included within cost of sales were two charges of a non-recurring nature in the third quarter of 1999. A charge of $3.5 pre-tax ($2.1 net of tax or $.02 per share) was recorded for the earthquake damage sustained at our Izmit, Turkey beverage can plant. This charge represents the portion of damage costs not expected to be recovered through our insurance carriers. Additionally, in the third quarter we incurred a charge of $6.0 pre-tax ($3.9 net of tax or $.03 per share) related to the disposition of Golden Aluminum Company. The charge relates to working capital amounts not expected to be recovered in the liquidation process. Excluding the two charges noted above and also excluding the gain on sale of assets and the provision (credit) for restructuring, the Company's net income from continuing operations was $108.5 in the third quarter of 1999 and represents an increase of $6.8 or 6.7% over net income from continuing operations in the third quarter of 1998. Earnings per share, when adjusted to a continuing operations basis, was $.87 in the third quarter of 1999, an increase of $.07 or 8.8% compared to the same period in 1998.

         For the nine months ended September 30, 1999, net income available to common shareholders was $235.3 or $1.90 per common share compared with net income of $133.0 or $1.06 per common share for the same period in 1998. Excluding the effects of non-recurring items in 1999 and 1998, net income available to common shareholders was $227.1 or $1.84 per common share as compared with $259.9 or $2.04 per common share for the same period in 1998, a decrease of $32.8 or 12.6%. Earnings per common share reflects a 3% decline in average common shares outstanding, resulting primarily from the March 1998 repurchase of shares from Compagnie Generale d'Industrie et de Participations (CGIP).

                        Crown Cork & Seal Company, Inc.

         NET SALES

         Net sales in the third quarter decreased $151.0 or 6.6% to $2,140.0 from $2,291.0 in 1998 due primarily to the pass-through of lower raw material costs, business divestitures, foreign currency translation, and lower worldwide beverage can volumes. Net sales for the nine months ended September 30, 1999 decreased $497.4 or 7.7% to $5,931.0 from $6,428.4 for the same period in 1998. Excluding the effects of lower raw material costs, business divestitures and foreign currency translation, net sales in the third quarter of 1999 would have been 2.7% lower than in the third quarter of 1998. Sales from U.S. operations decreased by 5.6% and 7.7% and those in non-U.S. markets decreased 7.2% and 7.8% for the quarter and nine months ended September 30, 1999, respectively. U.S. sales accounted for approximately 40.9% and 40.4% of consolidated net sales in the third quarter of 1999 and 1998, respectively. U.S. sales represented 40.5% of consolidated sales for both nine month periods ended September 30, 1999 and 1998. Sales of beverage cans and ends as a percentage of consolidated net sales represented 28.9% in the third quarter of 1999 compared to 30.2% in the third quarter of 1998 while sales of food cans and ends decreased in the third quarter to 34.0% from 34.6% in the third quarter of 1998. Sales of plastic closures and plastic containers represented 14.6% of consolidated net sales in the third quarter of 1999 versus 14.2% for the same period of 1998.

         An analysis of comparative net sales by operating division follows:

                                                Net Sales                              Percentage Change
                             -----------------------------------------------          -------------------
                                 Third Quarter           Nine Months Ended             Third       Nine
                               1999         1998         1999         1998            Quarter     Months
                               ----         ----         ----         ----            -------     ------

         Divisions:

         Americas            $1,054.6     $1,120.4     $2,906.6     $3,146.3          ( 5.9%)     ( 7.6%)
         European             1,012.7      1,083.6      2,777.5      3,028.1          ( 6.5%)     ( 8.3%)
         Asia-Pacific            72.7         87.0        246.9        253.8          (16.4%)     ( 2.7%)
         Other                                                            .2
                             --------     --------     --------     --------
                             $2,140.0     $2,291.0     $5,931.0     $6,428.4          ( 6.6%)     ( 7.7%)
                             ========     ========     ========     ========

         Net sales in the Americas Division decreased by $65.8 and $239.7 for the three and nine months ended September 30, 1999 as compared with the same periods in 1998. The decrease in the third quarter was primarily due to (i) the pass-through of certain lower raw material costs which amounted to $25, (ii) unfavorable foreign currency translation and
         (iii) sales unit volume decreases in beverage cans and food cans partially offset by sales unit volume increases in plastic closures and plastic containers. Beverage can volumes were down 3.1% throughout the division as a result of the Company's decision to selectively prune its account base following restructuring activities and weak economic conditions in South America following Brazil's January currency devaluation.

         Net sales in the European Division decreased $70.9 and $250.6 for the three and nine months ended September, 1999. The decrease in the third quarter was due to (i) the general weakening of most European currencies against the U.S. dollar with the impact of translation reducing net sales by $43 in the quarter, (ii) the sale of the majority of our South African operations which accounted for $18 of third quarter 1998 net sales, (iii) the pass-through of certain lower raw material costs amounting to $8 and (iv) decreased sales unit volumes in aerosol cans and non-beverage plastic closures. Food can sales unit volumes increased 11.6% in the quarter on the back of an exceptional tomato pack in Italy and a strong vegetable pack in France. Strong beverage can (up 5.0% overall in the division) demand in Spain and Greece coupled with increased sales unit volumes of beer cans in the UK and Germany offset beverage can disruptions in Turkey due to the earthquake.

                        Crown Cork & Seal Company, Inc.

         Net sales in the Asia-Pacific Division decreased $14.3 and $6.9 for the three and nine months ended September 30, 1999 compared to the prior year. The decrease in the third quarter sales is primarily the result of decreased beverage can sales in China as all Chinese operations suffered from anti-American sentiment resulting from the Chinese embassy bombing in Kosovo as well as the lingering effects from the European health scare crisis affecting one of our major customers. Our operations in Thailand continued to experience strong demand for seafood cans, plastic beverage closures and beverage cans. Increased beverage can volume was also reported in Singapore.

         COST OF PRODUCTS SOLD

         Cost of products sold, excluding depreciation and amortization, was $1,672.8 for the quarter ended September 30, 1999, a decrease of $130.9 or 7.3% compared to $1,803.7 for the same period in 1998. For the nine months ended September 30, 1998, cost of products sold amounted to $4,619.8, a decrease of $413.3 or 8.2% compared to $5,033.1 for the same period in 1998. The decrease reflects (i) lower raw material costs, (ii) the effect of foreign currency translation, (iii) cost savings from restructuring programs and (iv) lower sales unit volumes of food cans and beverage cans in North America offset by increased sales unit volumes of food cans and beverage cans in Europe.

         As a percentage of net sales, cost of products sold was 78.2% and 77.9% in the three months and nine months ended September 30, 1999 as compared to 78.7% and 78.3% in the same periods of 1998. Excluding the two non-recurring charges totaling $9.5 noted above, cost of products sold as a percentage to net sales would have been 77.7% in both the three and nine month periods ended September 30, 1999. The improvement in gross margin as a percentage of net sales is due primarily to the benefits derived from the Company's continuing cost containment and restructuring programs, offset to some extent by competitive influences on selling prices across many product lines.

         SELLING AND ADMINISTRATIVE

         Selling and administrative expenses for the quarter ended September 30, 1999 were $85.3, a decrease of $5.8 or 6.4% from the third quarter of 1998. As a percentage of net sales, selling and administrative expenses, excluding depreciation, was 4.0% in both the third quarter of 1999 and the third quarter of 1998. The decrease in 1999 costs, primarily administrative expenses, is directly related to the continuing rationalization of these costs throughout the Company and to a lesser extent, the effects of foreign currency translation.

         OPERATING INCOME

         For the quarter ended September 30, 1999, consolidated operating income increased 239.5% to $257.0 from $75.7 at September 30, 1998. For the nine months ended September 30, 1999, consolidated operating income increased 25.9% to $655.0 from $520.2 for the same period a year earlier. Consolidated operating income for the quarter and nine months ended September 30, 1999 included a net pre-tax restructuring credit of $7.1 as compared to a pre-tax restructuring charge of $186.6 for the same period in 1998.

                        Crown Cork & Seal Company, Inc.

         An analysis of operating income, excluding restructuring charges (credits), by operating division follows:

                                       Operating Income                      Percentage Change
                             --------------------------------------         -------------------
                              Third Quarter       Nine Months Ended          Third        Nine
                             1999       1998       1999       1998          Quarter      Months
                             ----       ----       ----       ----          -------      ------

         Divisions:

         Americas           $105.5     $104.3     $284.5     $281.9            1.2%         .9%
         European            159.8      174.3      399.8      484.0           (8.3%)     (17.4%)
         Asia-Pacific          5.5        1.9       24.8        3.6          189.5%
         Other               (20.9)     (18.2)     (61.2)     (62.7)         (14.8%)       2.4%
                            ------     ------     ------     ------
                            $249.9     $262.3     $647.9     $706.8           (4.7%)      (8.3%)
                            ======     ======     ======     ======

         As a percentage of net sales, Americas Division operating income was 10.0% in the third quarter of 1999 as compared to 9.3% for the same period in 1998. The increase in third quarter 1999 operating margins was primarily due to (i) cost savings from the 1998 restructuring program and (ii) unit volume gains in plastic bottles and plastic closures, which offset sales unit volume declines of food cans and beverage cans.

         European Division operating income as a percentage of net sales was 15.8% in the third quarter of 1999 as compared to 16.1% for the comparable period of 1998. The decrease in third quarter operating margins was primarily due to (i) sales unit volume decreases of aerosol cans and non-beverage plastic closures, (ii) continued weakness across several product lines in Eastern Europe, and (iii) the effect of competitive pricing across several product lines which offset sales unit volume increases of food cans and beverage cans. Weaker demand, particularly in the food can sector, has led to excess capacity within the industry, and the resulting price competition has adversely affected the Division's profitability. We have been able to partially offset this pricing situation through restructuring activities and production efficiencies gained from capital expenditure and other programs. Additional factors which have reduced reported profits this year include the stronger shipments of food cans in the more price competitive markets as well as the strengthening of U.S dollar against many European currencies. We expect the food can sector will remain challenging in the near term.

         In the third quarter of 1999, operating income in the Asia-Pacific Division was 7.6% of net sales as compared to 2.2% for the same period in 1998. The increase in 1999 margins was due primarily to (i) sales unit volume increases of food cans, beverage cans and plastic beverage closures in Thailand and (ii) increased sales unit volumes of beverage cans in Singapore, which offset (i) sales unit volume decreases of beverage cans in China and (ii) competitive selling pressures across many product lines throughout the region.

         NET INTEREST EXPENSE / INCOME

         Net interest expense was $86.1 in the third quarter, a decrease of $3.7 or 4.1% compared to third quarter 1998 net interest expense of $89.8. The decrease in net interest expense is due primarily to generally lower interest rates, debt reduction and lower raw material costs which have helped to reduce the early seasonal build-up of working capital.

         TAXES ON INCOME

         The effective tax rate for the nine months ended September 30, 1999 was 34.7% as compared to 37.3% for the same period in 1998. Excluding restructuring and other charges and gain on sale of assets, the effective tax rates were 34.5% and 35.0% for the nine months ended September 30, 1999 and 1998, respectively. The marginal decrease in the effective tax rate is primarily attributable to greater earnings in lower tax rate jurisdictions.

                        Crown Cork & Seal Company, Inc.

         MINORITY INTERESTS, NET OF EQUITY IN EARNINGS OF AFFILIATES

         The charge for minority interests, net of equity earnings, increased by $4.3 in the third quarter of 1999 over 1998. This increase was due to improved results in the Company's consolidated joint ventures in China, Greece and Thailand.

                        LIQUIDITY AND CAPITAL RESOURCES

         CASH FROM OPERATIONS

         Net cash of $140.5 was provided by operating activities during the nine months ended September 30, 1999 as compared to cash provided of $66.3 for the same period in 1998. Lower working capital was employed, a result of lower raw material costs in 1999 compared to 1998 as well as better working capital management which offset the decrease in net income from continuing operations.

         INVESTING ACTIVITIES

         Investing activities used cash of $193.5 during the nine months ended September 30, 1999 compared with cash used of $327.1 for the same period in 1998. Capital expenditures for the first nine months of 1999 were $209.5, a decrease of $132.6 as compared to capital expenditures of $342.1 during the same period in 1998. The Company intends to limit 1999 capital spending to approximately $300.0 in 1999 as compared to 1998 capital expenditures of $487.0.

         FINANCING ACTIVITIES

         Financing activities provided cash of $12.8 during the nine months ended September 30, 1999 compared with cash provided of $300.3 during the same period of 1998. Lower raw material costs have held down the cost of pre-season working capital build-ups in 1999 and, as such, the increase in commercial paper borrowings in the first nine months of 1999 is lower than in the first nine months of 1998.

         On August 25, 1999, the Company sold $350 of public debt securities. The notes mature on September 1, 2002 and bear interest at 7.125%. The credit rating on the notes was reaffirmed by Standard & Poor's at BBB. Proceeds were used to refinance a portion of our outstanding commercial paper debt as the Company increases the mix of fixed to floating rate debt.

         Total debt, net of cash and cash equivalents, at September 30, 1999 was $5,542.0 and represents an increase of $171.4 above the December 31, 1998 level of $5,370.6 and a decrease of $294.2 from the September 1998 level of 5,836.2. Total debt, net of cash and cash equivalents, as a percentage to total capitalization was 62.9% at September 30, 1999 as compared to 62.3% at December 31, 1998 and 62.6% at September 30, 1998. Total capitalization is defined by the Company as total debt (net of cash and cash equivalents), minority interests and shareholders' equity.

         The increase in total debt, net of cash and cash equivalents, from December 31, 1998 is due primarily to the funding of working capital requirements on a short-term basis through the issuance of commercial paper. The increase in total debt as a percentage to total capitalization was also affected by a reduction in shareholders' equity due to negative currency translation adjustments for the nine months ended September 30, 1999.

         RECENT ACCOUNTING DEVELOPMENTS

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

                        Crown Cork & Seal Company, Inc.

         MARKET RISK

         Since December 31, 1998, the notional value of outstanding foreign exchange contracts has been reduced by approximately 39%. This decrease is due primarily to the introduction of the Euro.


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

         Iventory  and  Assessment  -  The  inventory  phase  was  substantially completed in June 1998 including the identification of internal mission-critical business systems and vendor and other third party relationships. The Company substantially completed its internal risk assessment of potentially Y2K impacted information technology ("IT") and non-IT equipment and facilities during October 1998. In that regard, the Company has identified Y2K issues with various mid-range IT systems, personal computers, servers, telephone systems and embedded systems in manufacturing and related equipment. The assessment of the Company's third-party risks involved the identification of critical vendors, Y2K confirmation correspondence, evaluations and selected vendor reviews. The Company has completed the identification of its vendor relationships and has received approximately 92% of its requested Y2K confirmation letters. Certain top-critical vendors are being subjected to follow-up including interviews, on-site visits and other available means. If, in the Company's judgement, a vendor presents a significant risk of Year 2000 business disruption, alternative vendors are qualified and secured. In addition, the Company currently has an inadequate Y2K survey response from utility suppliers and is in the process of evaluating its risk profile with respect to utility service. Accordingly, the Company has performed alternate follow-up procedures and strategies to support its risk evaluation and contingency planning efforts.

         These assessments and reviews are expected to be ongoing through the remainder of the year. Despite these efforts, the Company can provide no assurance that critical suppliers of important goods and services (including, but not limited to, utility service and communications) will complete their Y2K compliance plans in a timely manner.

                        Crown Cork & Seal Company, Inc.

         Remediation Analysis - The Company substantially completed this project phase in February 1999. During this stage of the project, remediation strategies were evaluated and planned to correct identified Y2K non-compliance. Correction strategies included vendor-supported upgrades, system or asset replacements, correction of non-compliant code and systems consolidation.

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

         Mission Critical IT Systems - Approximately 90% of the Company's locations that contain mission-critical IT systems require some form of correction. Approximately 99% of mission-critical business systems have been completed with the remaining systems currently being made ready for Year 2000. The Company has achieved implementation of Y2K-capable mission-critical systems covering 98% of its operating revenues. The Company plans to complete the remaining mission-critical implementations during the fourth quarter of 1999.

         The Company's mission-critical system testing methods include obtaining hardware and software certifications from critical vendors and consultants and performing Y2K compliance tests including data exchange with critical vendors and customers. Testing of critical systems is expected to be completed on an ongoing basis throughout the remainder of the year.

         Embedded Systems - During 1998, the Company performed a comprehensive evaluation of embedded systems within its manufacturing and facilities infrastructure. This evaluation covered approximately 27,000 inventoried systems and over 1,000 machinery and systems manufacturers. Assessment results indicated a very low non-compliant rate. Accordingly, while the Company cannot rule out some potential impact, overall risk in this area is believed to be low. Unit replacements or reprogramming will occur as part of the Company's normal maintenance
         program in 1999.   Such  costs  are  not  expected  to be  significant
         The Company has conducted detailed testing of certain manufacturing processes. The results of these tests confirm the current risk assessment.

         Personal Computer Technology - The Company is currently implementing replacement or correction methods to address Y2K non-compliance in both hardware and software. Modest portions of these corrections pertain to mission-critical systems. The Company considers its overall risk in this area to be low.

         Telephone Exchange Systems - The Company has substantially completed its assessment of telephone exchange systems within its facilities. Approximately 20% of these systems will be upgraded during 1999. Notwithstanding these efforts, the Company believes that certain countries in which it operates may be subject to broader regional communication system failures. Accordingly, an extended assessment of this risk has been conducted to both evaluate the reliability of the initial assessment and identify contingency options. Contingency plans resulting from this assessment are being implemented.

                        Crown Cork & Seal Company, Inc.

         Contingency Planning - The Company is developing contingency plans to address potential disruptions that may result from unresolved Y2K issues. Because Y2K is a date-driven risk, the Company has identified and is implementing prevention plans for its core operations to mitigate disruption, especially in January 2000. This contingency plan will also be used to address potential disruption caused by the leap year day (February 29, 2000). Prevention plans may include temporary deactivation of certain systems and equipment just prior to January 1, 2000, targeted supply-chain management measures to ensure supply of certain key commodities as well as customer supply initiatives. For instance, facility and manufacturing supplies may be procured in 1999 to support production requirements in early 2000. Additionally, in order to address any isolated or wide spread disruptions, the Company is implementing help-desk and supplemental manufacturing support through the critical rollover period. Risks of a less controllable nature, such as utility service outages and communication system failure are being addressed in contingency planning. The Company completed its prevention and contingency plan development and design in June 1999. The Company has substantially completed the rollout of the contingency plan. Implementation and testing of the contingency plan is underway.

         The Company's Y2K global plan could be adversely affected if any of the Company's factors or assumptions are incorrect or if its ongoing review discovers unanticipated problems. The Company cannot give assurance that its global plan will be completed on schedule or that it will not uncover Y2K issues that could create a material impact on its performance.

         The Company believes that the most reasonably likely worst-case scenario for the Company with respect to the Y2K problem is the failure of a critical vendor, such as a utility supplier, to provide required goods or services after December 31, 1999. Such a failure could result in temporary production outages and lost sales and profits. The Company believes that because of the high degree of geographic dispersion of its operations (with approximately 223 plants in 49 countries), it is unlikely that an isolated third-party failure would have a material adverse effect on the Company's results of operations, financial condition, or cash flow. The Company also believes that the formulation of contingency plans should reduce the severity and length of any such possible disruptions and losses. Nevertheless, because the Company's Y2K compliance is dependent upon key third party Y2K readiness, there can be no assurance that the Company's Y2K compliance efforts will prevent a Y2K problem outside its direct control from adversely affecting the results of its operations, financial condition or cash flow. In addition, although not anticipated, any failure by the Company to correct critical internal computer systems before Year 2000 could have such an adverse effect.

         Year 2000 Project Expenditures - The Company estimates that it will spend approximately $20-$22 (pre-tax) for its Y2K compliance efforts. To date, the Company has spent approximately $16, of which $8 has been expensed. The Company anticipates that funding for its Y2K compliance program will be from operating cash flows. These cost estimates do not include labor costs of employees allocated to the Y2K compliance effort, as it is not practicable to accumulate such costs. available information and does not necessarily include all potential costs related to ongoing assessment and remediation or any execution of contingency plans brought about by internal or external Y2K issues or cost estimate changes related to replacement systems or code remediation efforts. Actual results could differ from these estimates.

                        Crown Cork & Seal Company, Inc.

         EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member nations ("the participating countries") of the European Union ("EU") established fixed conversion rates between their existing sovereign currencies ( the "legacy currencies") and the Euro. For a period of three years, the transition period, both the Euro and the individual participants' currencies will remain in circulation. Parties may pay for goods and services using either the Euro or the participating country's sovereign currency. Conversion rates will be computed through a "triangulation" process which will convert one sovereign currency into an amount denominated in the Euro and then convert the Euro-denominated amount into the second legacy currency. After January 1, 2002, the Euro will be the sole legal tender for these countries. During the transition period, the adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro as well as the legacy currencies.

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

         At September 30, 1999, approximately 64% of the contract notional value on outstanding foreign exchange contracts involve the Euro, primarily with sterling. Conversion to the Euro has reduced the amount of the Company's exposure to exchange rate risk, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. The number of contracts outstanding at the end of the quarter as compared to the end of 1998 has been reduced by approximately 20% with a corresponding reduction in notional value of approximately $1,050. This reduction in outstanding foreign exchange contracts has generated approximately $.7 of transaction savings. Because there will be less diversity in the Company's exposure to foreign currencies, movements of the Euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative.

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

                        Crown Cork & Seal Company, Inc.


                          PART II - OTHER INFORMATION

ITEM 4.  OTHER INFORMATION

         On October 29, 1999, the Company announced that James L. Pate, Chairman and Chief Executive Officer of Pennzoil-Quaker State Company, was elected to its Board of Directors. Coincidentally, the Company announced that Josephine C. Mandeville, who has served on the Board since 1991, had resigned.

         On October 29, 1999, the Company's Board of Directors declared cash dividends of $.25 per share on the Compan's common stock and $.4712 per share on the Company's 4.5% convertible preferred stock. Both dividends are payable on November 20, 1999 to shareholders of record on November 4, 1999.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                   1. Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 of the Company's Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and December 10, 1996
                          (File No. 333-16869)).

                   4.     Terms Agreement, dated August 25, 1999

                  27.     Financial Data Schedule

         b)       Reports on Form 8-K

                  On August 25, 1999, the Registrant filed a Current Report on Form 8-K, dated August 25, 1999:

                  Item 5. Other Events - announced that the Company had sold $350 million of 7 1/8% senior notes due September 1, 2002.

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

                                  Crown Cork & Seal Company, Inc.
                                  -------------------------------
                                  Registrant

                              By: /s/ Timothy J. Donahue
                                  -------------------------------
                                  Timothy J. Donahue
                                  Senior Vice President and Corporate Controller


         Date:   November 5, 1999
               -------------------