Form 10-K405
period 1999-12-31
CROWN CORK & SEAL CO INC
filed 2000-03-30
CIK 25890

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
          (Mark One)
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                       For the fiscal year ended December 31, 1999

               [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       For the transition period from ___________ to ___________

                          Commission file number 1-2227

                         Crown Cork & Seal Company, Inc.
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                     23-1526444
(State or other jurisdiction of                   (Employer Identification No.)
incorporation or organization)

    One Crown Way, Philadelphia, PA                           19154
(Address of principal executive offices)                    (Zip Code)
        Registrant's telephone number, including area code: 215-698-5100
                                  ------------
     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
       Common Stock $5.00 Par Value    New York Stock Exchange & Paris Bourse
       Common Stock Purchase Rights    New York Stock Exchange & Paris Bourse
                                  -------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (Title of Class)
                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
              Yes   X                                   No
                   ---                                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 2000, 128,569,186 shares of the Registrant's Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $2,137,462,717.

                       DOCUMENTS INCORPORATED BY REFERENCE

Notice  of  Annual  Meeting  and  Proxy   Statement  dated  March  24,  2000  is
incorporated by Reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.

================================================================================

                         Crown Cork & Seal Company, Inc.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

Item 1  Business...............................................................1

Item 2  Properties.............................................................7

Item 3  Legal Proceedings......................................................8

Item 4  Submission of Matters to a Vote of Security Holders....................8


                                     PART II

Item 5  Market for Registrant's Common Stock and Related Stockholder Matters...9

Item 6  Selected Financial Data...............................................10

Item 7  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................12

Item 7A Quantitative and Qualitative Disclosures About Market Risk............25

Item 8  Financial Statements and Supplementary Data...........................26

Item 9  Disagreements on Accounting and Financial Disclosure..................54


                                    PART III

Item 10 Directors and Executive Officers of the Registrant....................55

Item 11 Executive Compensation................................................55

Item 12 Security Ownership of Certain Beneficial Owners and Management........55

Item 13 Certain Relationships and Related Transactions........................55


                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports
             on Form 8-K......................................................56

SIGNATURES....................................................................60

                         Crown Cork & Seal Company, Inc.

                                     PART I
                                     ------

ITEM 1.   BUSINESS
------    --------

                                     GENERAL
                                     -------

Crown Cork & Seal Company, Inc. (the "Company" and the "Registrant") is one of the world's leading manufacturers of packaging products with 1999 consolidated net sales of $7.7 billion. Approximately 60% of 1999 net sales were derived from operations outside the United States with approximately 72% of the non-U.S. revenues derived in Europe. The Company believes that it is well positioned within its industry having the ability to supply food, beverage and aerosol containers to multinational consumer marketers on a global basis. As a multinational packaging producer, the Company benefits from, but is exposed to, the fluctuations of world trade. The Company currently operates 227 plants, along with sales and service facilities in 51 countries and employs 35,959 people. The Company continually reviews its operations, especially in terms of their competitiveness and the appropriate number, size and location of its plants, emphasizing service to customers and rate of return to investors.

Financial information concerning the Company's operations in its three operating segments, Americas, Europe and Asia-Pacific, and within selected geographic areas is set forth later in this section on pages 4 through 7 under "Operating Segments", in Part II herein on pages 12 through 14 under "Net Sales" and pages 14 and 15 under "Operating Income" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Item 8 herein on pages 50 through 52 under Note T to the Consolidated Financial
Statements entitled "Segment Information", which information is incorporated herein by reference.

The Company's products include steel and aluminum cans for food, beverage, brewing, household and other consumer products; plastic containers for beverage, processed food, household, personal care and other products; metal and plastic packaging products for health and beauty care applications including cosmetics, fragrances and pharmaceuticals; metal specialty, promotional and industrial packaging products; a wide variety of metal and plastic caps, crowns, closures, pumps and dispensing systems; and canmaking equipment.

Under current management, the Company has pursued a strategy of growth through acquisition within the global packaging industry. From 1989 through 1996, the Company completed twenty acquisitions of companies with aggregate net sales of approximately $8 billion. The largest acquisitions over this period included CarnaudMetalbox ("CMB") (February 1996), Van Dorn Company (April 1993), CONSTAR International (October 1992), Continental Can International (May 1991), Continental Can's U.S. food and beverage can businesses (July 1990) and Continental Can Canada (December 1989). This strategy has contributed to an increase in the Company's net sales from $1.9 billion in 1989 to $7.7 billion in 1999. The Company's acquisition strategy has resulted in numerous benefits to the Company, including improved market positions, product and geographic diversification and cost savings. The Company believes that the on-going rationalization of excess or inefficient capacity within the global packaging industry, particularly in the core mature markets served by the Company, has improved asset utilization.

Information about the Company's acquisitions over the most recent three years appears in Part II within Item 8 of this Report on page 36 under Note I to the Consolidated Financial Statements, which information is incorporated herein by reference.

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

                         Crown Cork & Seal Company, Inc.

                                  DISTRIBUTION
                                  ------------

As of December 31, 1999, the Company's products were manufactured in 64 plants within the United States and 163 plants outside the U.S. The Company markets and sells products to customers through its own sales and marketing staff located centrally within each operating segment (division). The segments' sales staffs are supported by regional sales personnel. The majority of the Company's sales are to companies which have leading market positions in the packaged food, beverage, aerosol, health and beauty and specialty businesses. Contracts with global suppliers are centrally negotiated, although products are ordered through and distributed directly by each plant. Facilities are generally located in proximity to major customers. The Company maintains continuous contact with customers in order to develop new business and to extend the terms of its existing contracts. Accordingly, the Company is responsive to its customers' quality , innovation and promotional requirements.

Most of the Company's products are sold in highly competitive markets, primarily based on price, service, quality, and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers who manufacture containers for their own use and for sale to others. Generally, the Company's multinational competitors include, but are not limited to, Ball, American National Can, Silgan, Owens-Illinois, AptarGroup, U.S. Can, Impress, Rexam and Schmalbach-Lubeca.

In each of the years in the period 1997 through 1999, no one customer of the Company accounted for more than ten percent of the Company's net sales. Major customers exist in each operating segment of the Company; and, in each segment, the loss of one or more of these major customers could have a material adverse effect on the segment. Major customers include such companies as Coca-Cola ("Coke"), Pepsi-Cola ("Pepsi"), Cott Beverages, Nestle, Mars and S.C. Johnson, along with other leading companies which manufacture and market a variety of consumer products. Coke and Pepsi, as referred to above, include affiliates as well as licensees.

                            RESEARCH AND DEVELOPMENT
                            ------------------------

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

The Company expended $52 million in 1999 and $53 million in each of 1998 and 1997 on RD&E activities. These activities are expected to improve and expand the Company's product lines in the future. Expenditures were also made to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties, such as material strength. The costs incurred were associated with a number of products in varying stages of development.

                                    MATERIALS
                                    ---------

The Company continues to pursue strategies which enable it to source its raw materials with increasing effectiveness. The raw materials used in the manufacture of the Company's products are primarily aluminum and tinplate for metals packaging, and various types of resins, which are petrochemical derivatives, for plastics packaging. These materials are generally available from several sources. The Company has secured what it considers adequate supplies of raw materials but there can be no assurance that sufficient quantities will be available in the future. The Company may be subject to adverse price fluctuations on the purchase of such raw materials. There can be no assurance, however, that the Company will be able to recover fully any

                         Crown Cork & Seal Company, Inc.

increases in raw material costs from its customers. The price of steel has been historically more stable and has not been subject to the same volatility as aluminum. In response to the variability of aluminum and resin prices, ongoing productivity and cost reduction efforts in recent years have focused on improving raw material cost management as a key component.

                                   SEASONALITY
                                   -----------

The 1996 acquisition of CMB has increased the potential for seasonal effects on the Company's results of operations. Food packaging products accounted for $2.4 billion or approximately 31% of 1999 consolidated net sales as compared to $1.0 billion or approximately 19% in 1995. Sales and earnings for food cans have historically been higher in the third quarter of the year due to the agricultural harvest.

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

                              ENVIRONMENTAL MATTERS
                              ---------------------

The Company's operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry. Anticipated future restrictions in some jurisdictions on the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or alternative coating technologies. The
Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. While the Company does not believe that any of the foregoing matters are likely to have a material effect, there can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company's financial condition, liquidity or results of operations. Further discussion of the Company's environmental matters is contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report on pages 21 and 22 under the caption "Environmental Matters", which is incorporated herein by reference.

                                 WORKING CAPITAL
                                 ---------------

Collection and payment periods tend to be longer for the Company's operations located outside the U.S. due to local business practices. In general, the working capital practices followed by the Company are typical of the businesses in which it operates.

Reduction of the Company's debt is one element of the Company's strategy to improve its return on invested capital, although the actual level of debt may vary depending upon the results of operations, acquisitions and dispositions and other strategic opportunities or factors. Further information relating to the Company's liquidity and capital resources is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report on pages 17 and 18 under the caption "Liquidity and Capital Resources", which is incorporated herein by reference.

                                    EMPLOYEES
                                    ---------

At December 31, 1999, the Company employed 35,959 people throughout the world. A significant number of the Company's employees are covered by collective bargaining agreements with varying terms and expiration dates.

                         Crown Cork & Seal Company, Inc.

                               OPERATING SEGMENTS
                               ------------------

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

Global marketers continue to demand the consolidation of their supplier base under long-term arrangements and to qualify suppliers on the basis of their ability to provide service globally and to create innovative designs and technologies in a cost-effective manner. The acquisition of CMB in February 1996 has created a geographically diversified and innovative packaging company, adding significant operations in Europe, the Middle East, Africa and Asia and an RD&E center in England.

The Company believes that price, quality, customer service and manufacturing overcapacity are the principal competitive factors affecting its business. Based upon sales, the Company believes that it is a leader in the markets for packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

Ongoing productivity improvement and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and to phase out non-competitive facilities. These actions reflect the Company's continued commitment to realign the manufacturing facilities within its operating segments with the intent to maintain its competitive position within those markets. The Company believes that its recent restructuring and investment programs have established a modern and efficient asset base. The Company continually reviews its operations and frequently evaluates strategic opportunities, such as, acquisitions, dispositions and joint ventures. Further discussion of the Company's recent restructuring actions is contained in Part II hereof within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 under "Provision for Restructuring" and within Item 8 herein on pages 38 and 39 under Note L to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

The Company's basic raw materials for its products are tinplate, aluminum and resins. These materials are obtained from the major suppliers in the countries within which the Company operates plants. Some plants in less-developed countries, which do not have local mills, obtain their raw materials from nearby more- developed countries. In 1999, consumption of tinplate, aluminum and resin represented 26.3%, 22.3%, and 4.1%, respectively, of consolidated cost of sales. Although sufficient quantities of raw materials have been available in the past, there can be no assurance that sufficient quantities will be available in the future. Recent supplier consolidations provide additional uncertainty as to the level of prices at which the Company might be able to source those materials in the future.

                                    AMERICAS
                                    --------

For 1999, the Company's Americas segment had net sales of $3,817 (approximately 49% of consolidated net sales) and operating income of $398. Excluding the provision for restructuring and other charges, Americas operating income in 1999 was $384 or 48% of consolidated operating income. Approximately 82% of Americas segment sales are derived from within the United States. The Americas segment manufactures beer and beverage cans and ends, steel and aluminum containers for vegetable, fruit, meat, fish, seafood, tomato based products and other various food products; steel cans for aerosol, motor oil, paint and other household and industrial items and plastic containers for beverage, food, household products, personal care and pharmaceutical products.

                         Crown Cork & Seal Company, Inc.

The Company, based on sales, is one of three leading producers of aluminum beverage cans and ends within the Americas. Sales dollars for aluminum beverage cans and ends in 1999 decreased from 1998 due primarily to lower sales unit volumes and the continued pass-through of lower aluminum costs to customers. Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The beverage can competes with bottles made from glass and plastic. The Company continues to reduce can and end diameter, lightweight its cans, reduce non-metal costs and restructure production processes. The Company has also redeployed excess beverage can capacity in North America to emerging markets, and to a lesser extent, retrofitted to produce two-piece food cans.

The Company, based on sales, is one of three leading producers of steel and aluminum food cans and ends in North America. Sales dollars for food cans and ends in 1999 decreased from 1998 due to lower sales unit volumes.

The Company has entered into contracts with its suppliers of aluminum can and end sheet which, by formula, guarantee prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months' market price of aluminum on the LME. Further, "ceiling" prices have been established under these contracts which set maximum prices that the Company would pay for aluminum.

Historically, the Company has adjusted the selling prices for its products in response to changes in the cost of tinplate and aluminum. During 1995 when aluminum costs increased, the Company announced price increases to its customers, but due to overcapacity within the aluminum beverage can market and the customers' willingness to shift a portion of their packaging requirements away from aluminum, the Company was unable to fully recover the increases in the cost of aluminum from its customers. During 1999, as aluminum prices fluctuated, selling prices to customers for aluminum beverage cans and ends were also adjusted. In the future, there can be no assurance that the Company will be able to recover fully any increases or fluctuations in metal prices from its customers.

The Company, based on sales, is one of two leading producers of plastic containers produced from PET (polyethylene terephthalate) and HDPE (high-density polyethylene) within the United States. The Company is also a leading producer of plastic closures for beverage containers and a leading producer of health and beauty care products in the United States. Plastic products continue to represent a larger portion of Americas segment dollar sales, despite decreases in PET pricing which were passed-through to customers in the form of lower selling prices. Typically, the Company identifies market opportunities by working cooperatively with customers and implementing commercially successful programs. While PET beverage containers compete against both metal and glass containers, the historical increase in PET's share of the market has come primarily at the expense of glass containers and through new market introductions. The Company believes that it will capitalize on conversions to plastic from other forms of packaging and new markets through its technical expertise, quality reputation and customer service. The Company also believes that its plastic container plant sites are strategically located and sized to meet market requirements.

During 1997, the Company commenced a restructuring program to improve the structure of its PET plastic beverage container business in the United States. Six CONSTAR manufacturing locations were closed or reorganized. The Company expects to maintain its existing manufacturing capacity, and by relocating equipment among its remaining larger facilities, meet all current and prospective volume requirements. Further discussion of the Company's 1997 restructuring action is contained in Part II hereof within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 under "Provision for Restructuring" and within Item 8 herein on pages 38 and 39 under Note L to the Consolidated Financial Statements, which information is incorporated herein by reference.

At December 31, 1999, the Company operated 94 plants and employed approximately 13,000 persons in the Americas.

                         Crown Cork & Seal Company, Inc.

                                     EUROPE
                                     ------

The European segment had net sales of $3,590 in 1999 (approximately 47% of consolidated net sales) and operating income of $454. Excluding the provision for restructuring and other charges, operating income was $456 or approximately 57% of consolidated operating income. Net sales in the United Kingdom of $1,009 and France of $773 represented approximately 28% and 22%, respectively, of segment net sales. The European segment manufactures steel and aluminum beer and beverage cans and ends, steel and aluminum food cans, steel cans for aerosol, motor oil, paint, other household products and specialty packaged products, plastic containers and closures for beverage, food, household products and health, beauty and personal care products as well as metal crowns and closures for beverage and food products.

The Company, based on sales, is one of the leading producers of steel and aluminum food cans and ends within the European segment. Sales dollars for steel and aluminum food cans and ends decreased in 1999 from 1998 due to lower sales unit volumes, primarily in the United Kingdom, Iberia and Central Europe and the pass-through of lower raw material costs; partially offset by volume gains in France, Italy and Benelux. Weaker demand has led to excess capacity and the resulting price competition has adversely affected the segment's' profitability.

In 1996, the Company acquired CMB, a leading multinational manufacturer of metal and plastic packaging materials and equipment. CMB, headquartered in Paris, France, had approximately 28,000 employees located in 175 facilities and 38 countries as of the date of acquisition. CMB derived approximately 90% of its pre-acquisition net sales of $4,900 from its European operations. The acquisition of CMB has positioned the Company as a leading European manufacturer of steel and aluminum food and beverage containers, aerosol containers and a variety of plastic packaging products including PET beverage bottles and plastic closures for beverage, household and personal care applications.

During 1999, two customers accounted for approximately 12% of segment net sales.

At December 31, 1999, the Company operated 116 plants and employed approximately 20,000 persons throughout the European segment.

Discussion of the Company's  European  restructuring  activities is contained in
Part II hereof within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 under "Provision for Restructuring" and within Item 8 of this Report on pages 38 and 39 under Note L to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

                                 ASIA - PACIFIC
                                 --------------

The Asia-Pacific segment had net sales of $325 (approximately 4% of consolidated net sales in 1999) and operating income, before restructuring and other charges, of $31. While below reportable segment thresholds, the Company has defined Asia-Pacific as a reportable segment as this segment is a separate operating division within the Company. The Company reviews results of operations and allocates resources to Asia-Pacific separately from its other operating divisions. The Asia-Pacific segment manufactures aluminum beer and beverage cans, steel food cans, PET beverage bottles, plastic closures for beverage, food, household products and personal care applications and metal crowns and closures for beverage and food products.

With the acquisition of CMB, the Company expanded its presence in Asia-Pacific, primarily in the manufacture of two-piece aluminum beer and beverage cans in Southeast Asia. Overcapacity in China and Southeast Asia has resulted in very competitive selling price pressures. Recent economic and political turmoil in several Southeast Asian countries has not only lowered demand in Southeast Asia, but has also resulted in a decrease in exports from Company operations in China. The Company has closed eight acquired CMB operations and three existing operations since 1996. The Company believes it is well positioned to benefit

                         Crown Cork & Seal Company, Inc.

from future demand growth in China and Southeast Asia and has restructured its cost base to remain competitive in the near-term.

During 1999, one customer accounted for approximately 11% of segment net sales.

At December 31, 1999, the Company operated 17 plants and employed approximately 2,400 persons in Asia- Pacific.

ITEM 2.   PROPERTIES
-------   ----------

Crown Cork & Seal Company, Inc. and its worldwide consolidated subsidiaries operate 227 manufacturing facilities. Within the United States there are 64 manufacturing facilities. The Company has three operating segments, defined geographically, within which it manufactures and markets its products.

The geographic breakdown of the Company's manufacturing facilities is as follows:

                                                                                       No.             No.
Geographic Area*                Americas          Europe        Asia-Pacific        of Plants        Leased
----------------                --------          ------        ------------        ---------        ------
United States                       64                                                    64             22
Canada                              11                                                    11
Central America                      9                                                     9              4
South America                       10                                                    10
United Kingdom                                      21                                    21              2
France                                              21                                    21              8
Other Europe                                        59                                    59             13
Africa                                              11                                    11              2
Middle East                                          4                                     4              1
Asia-Pacific                                                           17                 17             13
                                ---------------------------------------------------------------------------
Worldwide Total                     94             116                 17                227             65
                                ===========================================================================

* Excluded are productive facilities in unconsolidated joint ventures as well as service or support facilities.

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

Utilization of any particular facility varies based upon demand for the product. While it is not possible to measure with any degree of certainty or uniformity the productive capacity of these facilities, management believes that, if necessary, production can be increased at existing facilities through the addition of personnel, capital equipment and, in some facilities, square footage available for production. In addition, the Company may from time to time acquire additional facilities and/or dispose of existing facilities.

In the design of each new facility, the Company's engineers are instructed to pay particular attention to the safety of operations, abatement of pollution, incorporation of the Company's research activities and the quality of the product to be manufactured at such facility.

                         Crown Cork & Seal Company, Inc.

In addition to the manufacturing facilities in the operating segments, the Company has various support facilities. Such facilities include machine shop operations, printing for cans and crowns, coil shearing, coil coating and RD&E.

The Company generally owns its manufacturing and other facilities, although office facilities are often leased. The Company maintains research facilities in Alsip, Illinois within the United States and in Wantage, England within the United Kingdom and its corporate headquarters in Philadelphia, Pennsylvania; these facilities are owned.

The Company is directly involved in post-consumer plastic container recycling and aluminum and steel can recycling in the United States.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

In management's opinion, there are no pending claims or litigation, the adverse determination of which would have a material adverse effect on the consolidated financial position or liquidity of the Company.

The Company is one of over 100 defendants in a substantial number of lawsuits filed by persons alleging bodily injury as a result of exposure to asbestos. This litigation arose from the insulation operations of a U.S. company, the majority of whose stock the Company purchased in 1963. Within approximately three months of this stock purchase, this U. S. company sold its insulation operations.

During the fourth quarter of 1999, the Company recorded an additional after-tax charge of $106 (or $.87 per share) to increase its estimate of probable costs related to asbestos.

The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites.

Further information on these matters is presented in this Report in (i) Part II,
Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Provision for Litigation" on pages 20 and 21 and "Environmental Matters" on pages 21 and 22 and (ii) Part II, Item 8 of this Report on pages 36 and 37 under Note K to the Consolidated Financial Statements entitled "Commitments and Contingent Liabilities", which information is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

None

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in a table found in Part III,
Item 10, "Directors and Executive Officers of the Registrant" of this Report on page 55, which table is incorporated herein by reference.

                         Crown Cork & Seal Company, Inc.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------------------

The Registrant's common stock is listed on the New York Stock Exchange and the Paris Bourse. On March 14, 2000, there were 5,202 registered shareholders of the Registrant's common stock. The market price at December 31, 1999, with respect to the Registrant's common stock is set forth in Item 8 of this Report on page 53 under "Quarterly Data (unaudited)." The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems in the United States and France. It is the present intention of the Company to continue paying dividends on its common stock on a quarterly basis. Further details regarding the Company's policy as to payment of cash dividends are set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Common Stock and Other Shareholders' Equity" appearing on pages 22 and 23 of this Report, which is incorporated herein by reference.

On February 26, 2000 all of the outstanding shares of 4.5% convertible preferred stock mandatorily converted into 7,410,315 shares of common stock. No shares of such preferred stock remain outstanding. Further information regarding the Company's 4.5% convertible preferred stock are set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Common Stock and Other Shareholders' Equity" appearing on pages 22 and 23 of this Report and within Item 8 herein on page 39 under Note M to the Consolidated Financial Statements entitled "Capital Stock," which information is incorporated herein by reference.

                         Crown Cork & Seal Company, Inc.

ITEM 6.   SELECTED FINANCIAL DATA
------    -----------------------

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------
(in millions, except per share, ratios and
  other statistics)                                            1999        1998       1997       1996     1995
----------------------------------------------------------------------------------------------------------------
Summary of Operations
Net sales.............................................      $ 7,732     $ 8,300    $ 8,495    $ 8,332   $5,054
                                                           -----------------------------------------------------
Cost of products sold.................................        6,060       6,527      6,708      6,733    4,319
Depreciation and amortization.........................          522         533        540        496      256
Selling and administrative expense                              348         379        414        387      139
    % to net sales....................................          4.5%        4.6%       4.9%       4.6%     2.8%
Provision for restructuring and
    other charges.....................................          156         304         67         40      103
Gain on sale of assets................................          (18)                   (38)       (24)      (8)
Interest expense, net of interest income..............          342         363        340        306      136
Translation and exchange adjustments..................           13          14          7        (37)      (1)
                                                           -----------------------------------------------------
Income before income taxes and
    cumulative effect of accounting changes...........          309         180        457        431      110
    % to net sales....................................          4.0%        2.2%       5.4%       5.2%     2.2%
Provision for income taxes............................          105          74        148        134       25
Minority interests, net of equity earnings............          (23)         (1)        (7)       (13)     (10)
                                                           -----------------------------------------------------
Net income before cumulative effect of
    accounting changes................................          181         105        302        284       75
    % to net sales....................................          2.3%        1.3%       3.6%       3.4%     1.5%
Cumulative effect of accounting changes (1)...........                                  (8)
                                                           -----------------------------------------------------
Net income (2)........................................          181         105        294        284       75
Preferred stock dividends.............................           15          17         23         20
                                                           -----------------------------------------------------
Net income available to common
    shareholders......................................      $   166     $    88    $   271    $   264   $   75
Return on average shareholders' equity (3)............          6.2%        3.2%       8.3%     11.3%      5.3%
                                                           =====================================================

Financial Position at December 31
Working capital.......................................     ($   573)   ($ 1,542)  ($   902)  ($   371)  $  430
Total assets..........................................       11,545      12,469     12,306     12,590    5,052
Short-term debt plus current long-term
    debt maturities...................................        1,531       2,466      1,784      1,154      608
Long-term debt........................................        3,573       3,188      3,301      3,924    1,490
    Total debt to total capitalization................         60.3%       62.3%      56.1%      56.4%    56.2%
Minority interests....................................          295         280        283        244      119
Shareholders' equity..................................        2,891       2,975      3,529      3,563    1,461
----------------------------------------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

----------------------------------------------------------------------------------------------------------------
(in millions, except per share, ratios and
  other statistics)                                           1999       1998       1997       1996      1995
----------------------------------------------------------------------------------------------------------------
Common Share Data (dollars per share)
Earnings per average common share
    Basic -     before cumulative effect of
                accounting change....................       $  1.36     $   .71    $  2.17    $  2.16   $   .83
                after cumulative effect of
                accounting change ...................                                 2.11
    Diluted -   before cumulative effect of
                accounting change ...................          1.36         .71       2.15       2.14       .83
                after cumulative effect of
                accounting change ...................                                 2.10
Cash Dividends                                                 1.00        1.00       1.00       1.00
Market price on December 31..........................         22.38       30.81      50.13      54.38     41.75
Book value (based on year-end
    outstanding shares plus assumed
    conversion of preference shares).................         22.46       22.89      25.26      25.50     16.13
Number of shares outstanding
    at year-end                                               121.1       122.3      128.4      128.4      90.6
Average shares outstanding
    Basic............................................         122.2       124.4      128.4      122.5      90.2
    Diluted..........................................         129.8       132.9      140.3      132.4      90.6
Shareholders (on record).............................         5,254       5,644      5,763      5,736     5,976
----------------------------------------------------------------------------------------------------------------
Other Statistics
Capital expenditures.................................       $   280     $   487    $   515    $   631   $   434
Number of employees..................................        35,959      38,459     40,985     44,611    20,409
Actual preferred shares outstanding..................           8.3         8.4       12.4       12.4
================================================================================================================

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

(1) The cumulative effect of accounting changes resulted from the adoption by the Company of EITF 97-13 in 1997.

(2) Amounts for 1999, 1998, 1997, 1996 and 1995 include after-tax adjustments for restructuring, ($5) or ($.04) per basic and diluted share; $127 or $1.02 per basic share and $.95 per diluted share; $43 or $.33 per basic share and $.31 per diluted share; $32 or $.26 per basic share and $.24 per diluted share; and $67 or $.74 per basic and diluted share, respectively. Net income also includes after-tax charges for litigation of $106 or $.87 per basic and diluted share and $78 or $.63 per basic share and $.59 per diluted share for 1999 and 1998, respectively.

(3) Excluding the adjustments for restructuring, litigation, the cumulative effect of accounting changes and other non-recurring items, the return on average shareholders' equity in 1999, 1998, 1997, 1996 and 1995 would have been 9.3%, 9.2%, 9.7%, 12.6% and 10.0%, respectively.

                         Crown Cork & Seal Company, Inc.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    RESULTS OF  OPERATIONS
          ---------------------------------------------------------------
          (in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

                                  INTRODUCTION
                                  ------------

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Cork & Seal Company, Inc. (the "Company") during the three-year period ended December 31, 1999. This discussion should be read in conjunction with the Consolidated Financial Statements included in this annual report.

Financial results (operating income, pre-tax income, net income and earnings per share) for 1999, 1998 and 1997 were impacted by restructuring and other charges or accounting changes. These items are summarized below:

                         RESTRUCTURING AND OTHER CHARGES
                         -------------------------------

Pre-tax income was charged for $156 ($101 after taxes or $.78 per share), $304 ($205 after taxes or $1.54 per share), and $67 ($43 after taxes or $.31 per share) in 1999, 1998 and 1997, respectively.

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

                               ACCOUNTING CHANGES
                               ------------------

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

                              RESULTS OF OPERATIONS
                              ---------------------

The Company is organized on the basis of geographic regions with three reportable segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and South and Central America. Europe includes Europe, Africa and the Middle East. Although the economic environments within each of these reportable segments are quite diverse, they are similar in the nature of their products, the production processes, the types or classes of customers for products and the methods used to distribute products. Asia-Pacific, although below reportable segment thresholds, has been designated as a reportable segment because considerable review is made of this region for the allocation of resources. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer and the Chief Operating Officer of the Company. "Other" includes Corporate activities, such as Corporate Technology and, prior to 1998, included the divested machinery operations of Crown-Simplimatic.

The Company evaluates performance and allocates resources based on operating income, that is, income before net interest, foreign exchange and gain(loss) on sale of assets. The accounting policies for each reportable segment are the same as those described in Note A, "Summary of Significant Accounting Policies" to the consolidated financial statements.

NET SALES
---------

Net sales during 1999 were $7,732, a decrease of $568 versus 1998 net sales of $8,300. Net sales during 1997 were $8,495. Sales from U. S. operations decreased 6.5% and 1.7% in 1999 and 1998, respectively.

                         Crown Cork & Seal Company, Inc.

Non-U. S. sales decreased 7.1% and 2.7% in 1999 and 1998, respectively. U. S. sales accounted for 40.4% of consolidated net sales in 1999, 40.2% in 1998 and 40.0% in 1997.

                                                    Net Sales                        % Increase/(Decrease)
                                          -----------------------------           ----------------------------
DIVISION                                    1999       1998       1997              1999/1998      1998/1997
--------------------------------------------------------------------------------------------------------------
Americas............................       $3,817     $4,077     $4,021               (6.4)         1.4
Europe..............................        3,590      3,888      4,045               (7.7)        (3.9)
Asia-Pacific........................          325        335        369               (3.0)        (9.2)
Other...............................                                 60
                                           ----------------------------
                                           $7,732     $8,300     $8,495               (6.8)        (2.3)
                                           ============================

The decrease in 1999 Americas Division net sales is a result of (i) sales unit volume declines across most U.S. and Canadian metal packaging product lines,
(ii) the disposal of the Company's composite can business, (iii) the pass-through of lower raw material costs, primarily in aluminum cans and ends and PET bottles, to customers and (iv) weak economic conditions in South America following Brazil's January 1999 currency devaluation; partially offset by sales unit volume increases in PET beverage bottles, beverage and non-beverage plastic closures, aerosol cans and beverage cans and ends at the Company's Colombian beverage can joint venture. Lower pricing in 1999 had an overall 3.5% negative effect on net sales compared to 1998 while volume declines reduced division net sales by 2.0%. The increase in 1998 Americas Division net sales was a result of
(i) sales unit volume increases across most U.S. and Canadian products, most notably beverage cans, aerosol cans, PET beverage bottles and beverage closures,
(ii) increased sales unit volumes of beverage cans in Argentina, Brazil and Mexico and (iii) initial sales unit volumes at the Company's new beverage can plant in Colombia; offsetting (i) sales unit volume decreases of food cans in the U.S. and Canada and (ii) decreased raw material prices which forced decreases in selling prices, primarily in PET bottles. U.S. sales accounted for approximately 81.8% of division net sales in both 1999 and 1998 and 84.4% in 1997.

Excluding the unfavorable impact of foreign currency translation, net sales in the European Division decreased 4.3% in 1999 versus 1998. The decrease is a result of (i) competitive pricing across many product lines coupled with the pass-through of lower raw material costs, reducing division net sales by 3.0%,
(ii) sales unit volume decreases of food cans in the United Kingdom, Iberia and Central Europe, (iii) lower aerosol can volumes in the United Kingdom, (iv) lower overall sales unit volumes in health and beauty care packaging and (v) the divestment of a majority portion of the Company's interest in its South African beverage can operations; partially offset by increased sales unit volumes of (i) beverage cans, up 7.5% for the year with strong performances in the United Kingdom, France, Greece and Spain, (ii) food can volumes in Benelux, France and Italy, (iii) plastic beverage closures, up 10.8% and (iv) PET beverage bottles, up 5.9%. Pricing remained competitive throughout the division across all product lines especially in food cans where constant dollar sales values were 3.4% lower than in 1998 despite an overall volume increase of 1.9%. The decrease in 1998 European Division net sales was a result of (i) lower PET resin costs passed on to customers in the form of lower selling prices, (ii) lower food can volumes in the United Kingdom and Spain, (iii) lower beverage can volumes in the United Kingdom and Turkey, (iv) lower aerosol volumes in the United Kingdom and (v) the appreciation of the U.S. dollar against most European currencies; partially offset by (i) increased food can volumes in France and Italy, (ii) increased beverage closure volumes throughout the division and (iii) increased beverage can volumes in Spain and the United Arab Emirates. Demand for several of the Company's products in the United Kingdom was adversely affected by the strong pound sterling during 1998. Not only was it more difficult for our customers to export filled products, but their local market was made more competitive by filled imports.

The decrease in net sales for the Asia-Pacific Division in 1999 as compared to 1998 was primarily the result of decreased beverage can sales in China as all Chinese operations suffered from anti-American sentiment following the Chinese embassy bombing in Kosovo as well as the lingering effects from the European health scare crisis affecting one of our major customers. Lower beverage can pricing, a result of very aggressive competition throughout the division, was the major pricing factor which reduced division net sales 4.8% during

                         Crown Cork & Seal Company, Inc.

1999. The Company's operations in Thailand reported very strong sales unit volume increases across all product lines, most notably, beverage, food and seafood cans and plastic beverage closures. Net sales in 1998 as compared to 1997 for the Asia-Pacific Division decreased as a result of (i) the appreciation of the U.S. dollar against most Southeast Asian currencies which reduced division net sales by $20, (ii) lower food can sales unit volumes primarily reflecting the restructuring of operations in Malaysia and Singapore in 1997,
(iii) competitive pricing across all product lines throughout the division due mainly to excess capacity and (iv) political unrest which hampered economic growth in several Southeast Asian countries; partially offset by increased sales unit volumes of (i) beverage cans in China, Singapore and Vietnam and (ii) food cans in Thailand.

COST OF PRODUCTS SOLD
---------------------

Cost of products sold, excluding depreciation and amortization, for 1999 was $6,060; a 7.2% decrease from $6,527 in 1998, following decreases of 2.7% in 1998 and .4% in 1997. The decreases in cost of products sold are attributable to continuing cost savings from restructuring programs, the appreciation of the U.S. dollar against many foreign currencies, decreased aluminum and PET resin prices and lower sales unit volumes in many product lines.

As a percentage of net sales, cost of products sold was 78.4% in 1999 as compared to 78.6% in 1998 and 79.0% in 1997. The improvement in gross margin is due primarily to the benefits derived from the Company's continuing cost containment and restructuring programs partially offset by competitive influences on selling prices.

SELLING AND ADMINISTRATIVE
--------------------------

Selling and administrative expenses for 1999 were $348, a decrease of 8.2% from $379 in 1998, following a decrease of 8.5% in 1998 and an increase of 7.0% in 1997. The decreases in 1999 and 1998 selling and administrative expenses are primarily related to the restructuring activities within acquired CMB operations and the appreciation of the U.S. dollar against most European currencies. The increase in 1997 costs was directly related to the consolidation of CMB activity for a full year in 1997 as compared to only 45 weeks in 1996. As a percentage of net sales, selling and administrative expenses were 4.5% in 1999, 4.6% in 1998 and 4.9% in 1997.

OPERATING INCOME
----------------

The Company views operating income as the principal measure of performance before interest costs and other nonoperating expenses. Operating income, after restructuring and other charges, was $646, $557 and $766 in 1999, 1998 and 1997, respectively. Operating income before restructuring and other charges was $802, $861 and $833 in 1999, 1998 and 1997, respectively. Operating income, before restructuring and other charges, as a percentage to net sales was 10.4% in both 1999 and 1998 and 9.8% in 1997.

An analysis of operating income, before restructuring and other charges, by operating division follows:


                                                   Operating Income                 % Increase/(Decrease)
                                            ------------------------------      ----------------------------
DIVISION                                      1999       1998       1997          1999/1998      1998/1997
------------------------------------------------------------------------------------------------------------
Americas.................................       $384       $374       $335             2.7           11.6
Europe...................................        456        556        565           (18.0)          (1.6)
Asia-Pacific.............................         31          3          7           933.3          (57.1)
Other....................................        (69)       (72)       (74)            4.2            2.7
                                            ------------------------------
                                                $802       $861       $833            (6.9)           3.4
                                            ==============================

Operating income in the Americas Division was 10.1% of net sales in 1999 versus 9.2% in 1998 and 8.3% in 1997. The increase in 1999 operating income and margins was primarily due to (i) cost savings in the Company's U.S. metal and plastic container businesses from related 1998 and 1997 restructuring programs,

                         Crown Cork & Seal Company, Inc.

(ii) sales unit volume gains in PET beverage bottles, aerosol cans, beverage and non-beverage plastic closures and beverage cans and ends in Colombia and (iii) a $7 reduction in division selling and administrative costs, including $5 in U.S. operations; partially offset by (i) sales unit volume declines across most U.S. and Canadian metal packaging product lines, (ii) competitive selling price pressures across most division product lines and (iii) the January 1999 currency devaluation in Brazil which had the effect to drive local currency raw material prices higher with price pressures prohibiting the full pass-through of these cost increases. The increase in 1998 operating income and margins was due to (i) increased sales unit volumes in the U.S. and Canada across most product lines,
(ii) increased manufacturing efficiencies in the U.S. and (iii) the benefits derived from restructuring, capital expenditure and other cost improvement programs initiated in recent years; offsetting (i) continued U.S. pricing pressures in food cans and in both metal and plastic beverage containers, (ii) lower beverage can pricing in Argentina and Brazil and (iii) sales unit volume decreases of food cans in the U.S. and Canada. The Company has entered into contracts with its suppliers of aluminum can and end sheet which, by formula, guarantee prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months' market price of aluminum on the LME. Further, "ceiling" prices have been established under these contracts which set maximum prices that the Company would pay for aluminum.

European Division operating income was 12.7% as a percentage of net sales in 1999 compared to 14.3% in 1998 and 14.0% in 1997. The decrease in 1999 operating income and margins is a result of (i) competitive pricing across several product lines, (ii) sales unit volume decreases of food cans in the United Kingdom, Iberia and Central Europe, (iii) lower aerosol volumes in the United Kingdom,
(iv) lower  overall  sales unit volumes in health and beauty care  packaging and
(v) the appreciation of the U.S. dollar against most European currencies. These factors offset (i) strong sales unit volume performances in (a) beverage cans in the United Kingdom, France, Greece and Spain, (b) plastic beverage bottles, (c) plastic beverage closures, (d) food cans in Benelux, France and Italy and (ii) cost reductions from restructuring, capital expenditure and other cost improvement programs. Weaker demand, particularly in the food can sector, has led to excess capacity within the industry, and the resulting price competition has adversely affected the division's profitability. Our shipments of food cans were 1.9% greater in 1999 than 1998; however, these stronger shipments were in the more price competitive markets. Throughout the division, selling price decreases in excess of raw material cost reductions obtained from suppliers reduced division profitability by 15% in 1999. We expect the European marketplace to be challenging in the near term. The decrease of $9 in operating income in 1998 was a result of (i) the appreciation of the U.S. dollar against most European currencies, (ii) very competitive food can pricing in France and Italy and (iii) decreased sales unit volumes in the United Kingdom across several product lines. However, operating income, as a percentage to net sales, increased over 1997 due to cost savings achieved by restructuring and modernizing acquired CMB and existing Company operations.

Operating income in the Asia-Pacific Division was 9.5% of net sales in 1999 versus .9% in 1998 and 1.9% in 1997. The increase in 1999 operating income and margins was due primarily to (i) sales unit volume increases of seafood cans, food cans, beverage cans, aerosol cans and plastic beverage closures in Thailand, (ii) sales unit volume increases of beverage cans in Malaysia and Singapore, (iii) cost reductions, approximating 46% of the operating income improvement, achieved through line speed, spoilage reduction and restructuring programs and (iv) the appreciation of many Southeast Asian currencies against the U.S. dollar, which offset (i) sales unit volume declines of beverage cans in China and (ii) competitive selling pressures across many product lines throughout the region. The decrease in 1998 operating margins was due to (i) competitive pricing across all product lines throughout the division and (ii) the ongoing appreciation of the U.S. dollar against most Southeast Asian currencies offsetting (i) strong sales unit volumes of beverage cans in China, Singapore, and Vietnam, (ii) strong sales unit volumes of food cans in Thailand and (iii) the benefits accruing to the Company from the closure of ten plants since the second quarter of 1996.

GAIN ON SALE OF ASSETS
----------------------

On August 20, 1999, the Company sold its composite can business for $44 in cash. The business sold included manufacturing assets at three separate locations which had generated annual net sales of approximately $30. Gains, totaling $18, were realized from the sales of the composite can business and

                         Crown Cork & Seal Company, Inc.

seventeen surplus properties in 1999. In May 1997, the Company sold its Crown-Simplimatic Machinery operations to a group of investors, including division management. The selling price of $105 included $90 in cash and $15 of 8% Class A Preferred Stock that is convertible into approximately 20% of the common stock of Crown-Simplimatic. The Company also sold ten surplus properties in 1997. Gains, totaling $38, were realized from the sales of the machinery operations and surplus properties in 1997.

NET INTEREST EXPENSE/INCOME
---------------------------

Net interest expense was $342 in 1999, a decrease of $21 when compared to 1998 net interest expense of $363. Net interest expense was $340 in 1997. The decrease in 1999 net interest expense is due primarily to generally lower interest rates, debt reduction and lower raw material costs which helped reduce the early season build-up of working capital. The increase in 1998 net interest expense was due to the March 1998 repurchase of common and preferred stock. Further information regarding Company financing and repurchases of common and preferred stock is presented in the Liquidity and Capital Resources section of this discussion and Note O to the Consolidated Financial Statements.

FOREIGN EXCHANGE
----------------

Unfavorable foreign exchange adjustments of $13, $14 and $7 were recorded in 1999, 1998 and 1997, respectively, primarily from the remeasurement of the Company's operations in highly inflationary economies.

TAXES ON INCOME
---------------

The effective tax rates on income were 34.0%, 41.1% and 32.4% in 1999, 1998 and 1997, respectively. Excluding restructuring and other charges, the effective tax rates were 34.4%, 35.7% and 32.8% in 1999, 1998 and 1997, respectively. The decrease in the effective tax rate in 1999 is principally a result of the effect of non-deductible goodwill amortization having a lesser percentage impact on higher pre-tax income. The decrease in the effective tax rate in 1999, excluding restructuring and other charges, is primarily due to (i) a tax rate reduction in the United Kingdom; (ii) increased pre-tax income in lower tax rate countries in Asia and South America and (iii) taxable profits in Company operations where the utilization of previous net operating losses offset current tax liabilities. The effective rate was lower than the U.S. statutory rate of 35% in 1999 and 1997 as a result of lower effective rates in non-U.S. operations and the continuing reevaluation of reserve and valuation allowance requirements; partially offset by nondeductible amortization of goodwill and other intangibles. A reconciliation of the Company's effective tax rate from the U.S. statutory rate is presented in Note S to the Consolidated Financial Statements.

MINORITY INTERESTS, NET OF EQUITY EARNINGS
------------------------------------------

Minority interests' share of net income was $23, $5 and $9 in 1999, 1998 and 1997, respectively. The increase in minority interests in 1999 is due primarily to (i) increased profits throughout Asia, most notably Thailand, (ii) increased profits in Greece due to the acquisition of Alucanco, (iii) the elimination of start-up losses in Colombia and (iv) the divestment of a majority portion of the Company's interest in its South African beverage can operations which reported operating losses in 1998.

Equity in earnings of affiliates was $0, $4 and $2 in 1999, 1998 and 1997, respectively. The decrease in equity earnings in 1999 primarily relates to (i) lower earnings in the Company's non-consolidated affiliates in Brazil, Mexico and Venezuela and (ii) the write-off of a Company investment in Spain.

NET INCOME AND EARNINGS PER SHARE
---------------------------------

Net income for 1999 was $166 compared with $88 in 1998 and $271 in 1997. Diluted earnings per share for 1999 was $1.36 compared with $.71 and $2.10 for 1998 and 1997, respectively. Net income from operations, excluding the provision for restructuring and other charges, gain on sale of assets and the cumulative effect of accounting changes, was $257, $293 and $294 in 1999, 1998 and 1997, respectively, while diluted earnings per share were $2.10, $2.33 and $2.26 in 1999, 1998 and 1997, respectively.

                         Crown Cork & Seal Company, Inc.

                               FINANCIAL POSITION
                               ------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents totaled $267 at December 31, 1999 compared to $284 and $206 at December 31, 1998 and 1997, respectively. The Company's primary sources of cash in 1999 consisted of (i) funds provided from operations $827; (ii) the sale of assets and businesses $135; and (iii) proceeds from long-term debt of $685. The Company's primary uses of cash in 1999 consisted of (i) a net reduction in short-term debt of $899; (ii) capital expenditures of $280; (iii) payments of long-term debt $225; and (iv) dividends paid $138. The increase in funds provided from operations in 1999 versus 1998 is a result of lower increases in working capital.

The Company funds its working capital requirements on a short-term basis primarily through issuances of commercial paper. At December 31, 1999, the commercial paper program was supported by a $2,500 multicurrency credit agreement maturing in February 2002 with interest at market rates. The Company's use of the facility is not restricted. At December 31, 1999, $194 was drawn against this facility. Based on the Company's intention and ability to maintain its credit facility beyond 1999, $700 of commercial paper borrowings was classified as long-term at December 31, 1999. There was $1,604 and $2,074 in commercial paper outstanding at December 31, 1999 and 1998, respectively.

On August 25, 1999, the Company sold $350 of public debt securities utilizing the remaining available outstanding on its November 26, 1996 shelf registration filing with the Securities and Exchange Commission (the "SEC"). The Senior Notes will mature on September 1, 2002 and will bear interest from August 30, 1999 at a rate of 7.125% per annum, payable semiannually. The proceeds of this offering were used to pay down short-term commercial paper.

On December 2, 1999, the Company sold Euro 300 6% Senior Notes through its wholly owned finance subsidiary, Crown Cork & Seal Finance S.A. located in France. The notes are unconditionally and irrevocably guaranteed by the Company and will mature December 6, 2004. The notes are not registered under the United States Securities Act of 1933, but are listed on the Luxembourg Stock Exchange. The proceeds of the offering were used to pay down short-term French Franc indebtedness.

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

The Company's ratio of total debt (net of cash and cash equivalents) to total capitalization was 60.3%, 62.3% and 56.1% at December 31, 1999, 1998 and 1997, respectively. Total capitalization is defined by the Company as total debt (net of cash and cash equivalents), minority interests and shareholders' equity. The decrease in the Company's debt in 1999 was due to free cash flow (defined as cash from operations less capital expenditures and dividends paid) of $409 as compared to 1998 free cash flow of $42. The increase in the Company's total debt in recent years is principally due to the repurchase of common and preferred stock from CGIP referred to above, the 1996 acquisition of CMB and the significant capital expenditure program which the Company has committed to in recent years. As of December 31, 1999, $169 of long-term debt matures within one year.

                         Crown Cork & Seal Company, Inc.

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

International operations, principally European, constitute a significant portion of the Company's consolidated revenues and identifiable assets. These operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. The Company manages its foreign currency transaction risk to minimize the volatility of cash flows caused by currency fluctuations by forecasting foreign currency denominated cash flows of each subsidiary and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. The Company does not generally hedge its exposure to translation gains and losses; however, by borrowing in local currencies, it reduces such exposure. The Company has entered into cross-currency swaps to hedge the related foreign currency exchange risk related to subsidiary debt which is denominated in currencies other than the functional currency of the related subsidiary. These fixed rate to fixed rate cross-currency swaps will settle in 2003 ($400) and 2006 ($300).

The information below summarizes the Company's market risks associated with debt obligations and other significant financial instruments outstanding as of December 31, 1999. Further information specific to Company financing is presented in Notes O and P to the Consolidated Financial Statements.

The table below provides information in U.S. dollars as of December 31, 1999 about the Company's forward currency exchange contracts. The majority of the contracts expire in 2000.

                                                           Contract         Average Contractual
Buy/Sell                                                    Amount             Exchange Rate
---------------                                           -----------        -------------------
Sterling/Euro..........................................      $499                   1.57
Euro/Sterling..........................................       336                    .63
Singapore dollars/U.S. dollars.........................       137                    .60
U.S. dollars/Canadian dollars..........................       107                   1.48

The Company has an additional $257 in a number of smaller contracts to purchase or sell various other currencies, principally European, as of December 31, 1999. Unrealized gains on these contracts at December 31, 1999 were $4.

Total forward exchange contracts outstanding as of December 31, 1998 were $2,680. The significant decline in outstanding contracts from 1998 to 1999 is due primarily to the introduction of the Euro which is discussed under "Euro Conversion" later in this discussion.

The Company manages its interest rate risk, primarily from fluctuations in U.S. prime and LIBOR interest rates, in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of 40% to 60% of total borrowings. The Company manages its interest rate risk by retiring and issuing debt from time to time and by executing interest rate swaps.

For debt obligations, the table below presents principal cash flows and related interest rates by year of maturity. Variable interest rates disclosed represent the weighted average rates at December 31, 1999. For

                         Crown Cork & Seal Company, Inc.

interest rate swaps, the table presents notional amounts and related interest rates by year of maturity. For these swaps, the variable rates presented are the average forward rates for the term of each contract.

                                                                  Year of Maturity
                                       ------------------------------------------------------------------------
Debt                                       2000        2001        2002        2003         2004  Thereafter
---------------------------------------------------------------------------------------------------------------
Fixed rate............................   $  133         $36        $371        $620         $318     $1,432(2)
Average interest rate.................     7.1%        7.5%        7.1%        6.9%         6.1%       7.9%
---------------------------------------------------------------------------------------------------------------
Variable rate (1).....................   $1,390         $72        $714        $ 11         $  6     $    1
Average interest rate.................     4.8%        6.1%        5.5%        7.6%         7.5%       6.8%
---------------------------------------------------------------------------------------------------------------
Interest rate swaps:
Fixed to variable.....................                  $39
Average pay rate......................                 4.4%
Average receive rate..................                 6.9%
---------------------------------------------------------------------------------------------------------------

(1) $700 of commercial paper borrowings due in 2000 are classified as long-term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis through committed credit facilities.

(2) Includes debentures of $200 with a maturity of 2023 which are redeemable at the option of the Company, with prior notice to holders, at any time on or after April 15, 2003. Redemption values vary as defined in the prospectus dated January 15, 1993.

At December 31, 1998, fixed rate debt of $2,381 was outstanding with an average interest rate of 7.6%, and variable rate debt of $3,273 with an average interest rate of 5.6% was outstanding. The increase in fixed rate debt (22%) and the decrease in variable rate debt (33%) is due primarily to replacement of variable rate debt with fixed rate debt issued during 1999 and improved operating cash flows which have permitted the Company to reduce additional variable rate debt. At December 31, 1998, fixed to variable interest rate swaps of $74 were outstanding with an average pay rate of 4.0% and an average receive rate of 6.9%.

The Company's use of financial instruments in managing market risk exposures described above is consistent with the prior year.

PROVISION FOR RESTRUCTURING
---------------------------

During 1999, management decided not to close a plant originally provided for in the September 1998 restructuring program based on a customer's decision to increase its purchases in that plant's geographic market. As a result, the reserves of $12 ($8 after-tax or $.06 per share) previously established for employee severance and related benefits and of $3 ($2 after-tax or $.02 per share) for other exit costs were reversed to income. Accordingly, the 200 employees at this location will not be terminated.

During the third quarter of 1999, management decided to close one plant in Europe and to reorganize certain research and development functions worldwide. Accordingly, a charge of $8 ($5 after-tax or $.04 per share) was recorded in 1999 to cover these actions, including $6 for employee severance and related benefits, covering 200 employees, and $2 for other exit costs, primarily dismantlement, security and utility costs. The Company anticipates that these restructuring actions will generate after-tax savings of approximately $7 ($.05 per share) on an annualized basis when fully implemented.

During 1998, the Company provided $179 ($127 after-tax or $.95 per share) for the costs associated with closing thirteen plants and reorganizing three additional plants. Included in the restructuring charge were costs to provide severance and related benefits, write-down of assets and other exit costs. The Company anticipates that this restructuring program will generate after-tax savings of approximately $59 ($.45 per share) on an annualized basis when fully implemented after giving effect to the reversal discussed above. The cost of providing severance and related benefits was estimated at $99, was a cash expense, and covered the reduction of approximately 2,900 employees, 1,900 of whom were involved in direct manufacturing operations. Cash requirements of this action were funded from operations.

                         Crown Cork & Seal Company, Inc.

The employees identified in the restructuring actions include personnel at each plant to be closed or reorganized. During 1999, payments of $73 were made related to the termination of approximately 2,100 employees, 1,200 of whom were involved in direct manufacturing operations. During 1998 approximately 2,200 employees, including 1,800 involved in direct manufacturing operations, were terminated with payments totaling $107. Of those terminated, approximately 600 related to the 1998 restructuring action. The 1998 restructuring action for employee reductions was completed at the end of the third quarter of 1999.

Included in the 1998 action was a charge of $60, reflecting the impairment of property, plant and equipment principally located in the Americas Division. The reserves for write-downs have been reflected in the balance sheet as reductions to the carrying values of the related assets. Write-downs of property, plant and equipment were made where their carrying values exceeded the Company's estimate of proceeds from abandonment or disposal. These estimates were principally determined on the basis of past experience for comparable asset disposals. Disposition of assets identified for disposal in the 1998 action, including certain machinery, land and buildings, were substantially completed by the end of 1999. Most of the revenue generating activities related to the assets held for disposal will continue as a result of more effective utilization of other assets. Annual depreciation previously recognized for the affected assets was approximately $4. The carrying value of the land and buildings held for sale at December 31, 1999 is approximately $19.

Other non-recurring exit costs were a charge of $20 and were primarily cash expenses, comprising the costs to effectively close and dispose of the facilities identified in the 1998 plan. Exit costs include, but are not limited to, lease termination and other contract cancellations, dismantlement costs and brokers' fees for assets to be sold. These costs were substantially incurred by the end of 1999.

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

PROVISION FOR LITIGATION
------------------------

The Company is one of over 100 defendants in a substantial number of lawsuits filed by persons alleging bodily injury as a result of exposure to asbestos. This litigation arose from the insulation operations of a U.S. company, the majority of whose stock the Company purchased in 1963. Within approximately three months of this stock purchase, this U.S. company sold its insulation operations.

Prior to 1998, the amounts paid to asbestos litigation claimants were covered by a fund of $80 made available to the Company under a 1985 settlement with carriers insuring the Company through 1976, when the Company became self-insured. From 1985 through 1997, the Company disposed of approximately 70,000 claims for amounts which aggregated approximately one-half of the original fund.

Until the fourth quarter of 1998 the Company considered that the fund was adequate and that the likelihood of exposure for this litigation in excess of the amount of the fund was remote. This view was based on the Company's analysis of its potential exposure, the balance available under the 1985 settlement, historical trends and actual settlement ranges. However, a change in Texas law, caused, along with other factors, an unexpected increase in claims activity. This, along with several larger group settlements, caused the Company to reevaluate its position. As a consequence, the Company provided an after-tax charge of $78 ($ .64 per share) to supplement the remaining fund and cover estimated future liability claims.

Each quarter, the Company evaluates the nature and amounts of claims settled and new claims received in order to determine the adequacy of its asbestos related accrual. During the fourth quarter of 1999, the Company recorded an additional after-tax charge of $106 (or $0.87 per share) to increase its estimate of probable costs related to asbestos. Of this total, management expects to spend approximately $70 during the next year. The need to increase the accrual was primarily driven by an acceleration of pending claims as well as larger group settlements which occurred in the fourth quarter.

                         Crown Cork & Seal Company, Inc.

At December 31, 1999, approximately 40,000 asbestos personal injury claims were pending against the Company. During 1999, approximately 33,000 claims were filed and the Company disposed of approximately 58,000 claims for approximately $92 which will be paid to claimants over a period of several years. These figures, and the charge noted above, do not include 27,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes, based upon counsel's advice, will not, in the aggregate, involve any material liability.

The accrual recorded for asbestos claims constitutes management's best estimate of such costs for pending and future claims. The Company cautions, however, that inherent in its estimate of liabilities are expected trends in claim severity, frequency and other factors which may vary as claims are filed and settled or otherwise disposed of. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the operating results or cash flows in future periods. While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company's financial position or liquidity.

CAPITAL EXPENDITURES
--------------------

Consolidated capital expenditures totaled $280 in 1999 as compared with $487 in 1998. Minority partner contributions to consolidated capital expenditures were approximately $4 and $6 in 1999 and 1998, respectively. During the past five years, capital expenditures totaled $2,347.

Expenditures   in  the  Americas   Division   totaled  $112  including   several
single-serve PET preform and bottle capacity expansion and lightweighting projects in the U.S., beverage can capacity expansion and line speed programs and several new health and beauty care projects.

Spending in the European Division for 1999 totaled $152 as the Company invested in draw redraw food can lines in France and Italy, increased printing and coating capacity, increased plastic beverage closure capacity and in specific pharmaceutical applications.

Investments of $10 were made in the Asia-Pacific Division in 1999 as the Company installed a second beverage can line in its plant in Huizhou, China.

The Company expects its capital expenditures in 2000 to approximate $300 including joint-venture partner contributions estimated at approximately $5. The Company plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain costs, as well as those that provide growth opportunities. Capital expenditures, exclusive of potential acquisitions, during the five-year period 2000 through 2004 are expected to approximate $1,400, including $25 being contributed from joint-venture partners. Cash flow from operating activities will provide support for these expenditures; however, depending upon the Company's evaluation of growth opportunities and other existing market conditions, external financing may be required from time to time.

ENVIRONMENTAL MATTERS
---------------------

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

The Company is dedicated to a long-term environmental protection program and has initiated and implemented many pollution prevention programs with an emphasis on source reduction. The Company continues to reduce the amount of metal and plastic used in the manufacture of steel, aluminum and plastic

                         Crown Cork & Seal Company, Inc.

containers through "lightweighting" programs. The Company not only recycles nearly 100% of scrap aluminum, steel, plastic and copper used in its manufacturing processes, but through its Nationwide Recyclers subsidiary, is directly involved in post-consumer aluminum, steel and plastics recycling. Many of the Company's programs for pollution prevention reduce operating costs and improve operating efficiencies.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $3 and $4 in 1999 and 1998, respectively. The Company's balance sheet reflects estimated gross remediation liabilities of $19 and $18 at December 31, 1999 and 1998, respectively, and probable recoveries related to indemnification from the sellers of acquired companies and the Company's insurance carriers of $10 and $21 at December 31, 1999 and 1998, respectively.

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

COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
-------------------------------------------

Shareholders' equity was $2,891 at December 31, 1999 as compared with $2,975 and $3,529 at December 31, 1998 and 1997, respectively. The decrease in 1999 equity is due to currency translation in non-U.S. subsidiaries of $161, dividends declared on common stock of $122 and the repurchase of 1,256,700 common shares and 50,000 preferred shares offset by $166 of earnings in the business and a $63 minimum pension liability adjustment as more fully described in Note R to the Consolidated Financial Statements. The decrease in 1998 equity was due to the repurchase of 6,528,783 common shares and 4,055,300 preferred shares, an $87 minimum pension liability adjustment as more fully described in Note R to the Consolidated Financial Statements and dividends declared on common stock of $125 offset by $88 of earnings in the business, adjustments for currency translation in non-U.S. subsidiaries of $31 and the issuance of 467,600 common shares, including 195,600 shares for various employee benefit plans and 272,000 shares to five company executive officers. The officers, four of whom are Directors of the Company, borrowed money from the Company and used the funds to purchase the shares directly from the Company. The book value of each share of common stock at December 31, 1999 was $22.46 as compared to $22.89 and $25.26 at December 31, 1998 and 1997, respectively.

In 1999, the return on average shareholders' equity before restructuring and other charges and the gain on sale of assets was 9.1% as compared to 9.2% in 1998. Including the restructuring and other charges, the return on average shareholders' equity was 6.2% in 1999 compared to 3.2% in 1998.

The Company announced a new share repurchase program in 1998. This program allows for the repurchase of up to ten million shares of outstanding common and preferred stock, representing approximately 7.5% of then current combined shares outstanding. Purchases may be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at management's discretion.

The Board of Directors has also approved resolutions authorizing the Company to repurchase shares of its common stock to meet the requirements for the Company's various stock purchase and savings plans. The Company acquired 1,256,700 shares, 6,528,783 shares and 342,414 shares of common stock in 1999, 1998 and 1997 for $29, $286 and $17, respectively. The Company also acquired 50,000 shares and 4,055,300 shares of acquisition preferred for $1 and $181 during 1999 and 1998, respectively.

                         Crown Cork & Seal Company, Inc.

The Company declared cash dividends totaling $122 and $125 in 1999 and 1998, respectively, representing a quarterly dividend of $.25 per common share.

During 1999 and 1998, 18,874 and 10,631 shares, respectively, of common stock were issued under the Dividend Reinvestment and Stock Purchase Plan.

At December 31, 1999, common shareholders of record numbered 5,254 compared with 5,644 at the end of 1998. Total common shares outstanding were 121,081,153 at December 31, 1999 compared to 122,337,398 at December 31, 1998. Total acquisition preferred shares outstanding were 8,325,951 at December 31, 1999 compared to 8,376,451 at December 31, 1998. On February 26, 2000, all then outstanding shares of acquisition preferred stock mandatorily converted into 7,410,315 shares of common stock. After the mandatory conversion there were 128,569,204 shares of common stock outstanding.

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

INFLATION
---------

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

FUTURE ACCOUNTING CHANGES
-------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999 the FASB issued SFAS No. 137, an amendment to SFAS No. 133. SFAS No. 137 effectively deferred the transition date to January 1, 2001 from January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives are recognized as either assets or liabilities in the statement of financial position and are measured at their fair values. The standard also significantly changes the requirements for hedge accounting. The Company is currently evaluating the requirements of this standard and is preparing an implementation plan.

YEAR 2000
---------

Computers and computer dependent equipment are used throughout the Company's operations. Certain computerized systems were designed using two digits rather than four digits to define the applicable year, which could result in the systems recognizing a date containing "00" as the year 1900 rather than the year 2000. This could lead to miscalculations or system failures and is generally referred to as the "Year 2000" or "Y2K" issue.

Based on information available to date, the Company has not experienced any significant Year 2000 or leap year problems. Also, the Company's suppliers and customers have not experienced any Year 2000 problems which have had a significant impact on the Company.

                         Crown Cork & Seal Company, Inc.

It is possible that the full impact of the Year 2000 date change has not been realized. Year 2000 issues could arise within the Company's mission critical IT, embedded and other systems. Also, customers and suppliers could experience Year 2000 events. As such, the Company will continue to monitor for potential Year 2000 issues both within the Company and among its critical customers and suppliers. Contingency plans, developed to address potential disruptions from unresolved Y2K issues, will remain in place. Based on operations since January 1, 2000, management does not anticipate any significant impact on its ongoing business as a result of the Year 2000 issue.

In connection with its Year 2000 project, the Company has spent approximately $19 of which $9 has been expensed. This spending does not include labor costs for employees assigned to the Year 2000 project, as it was not practicable to accumulate such costs. Funding for the Year 2000 project came from operating cash flows. The Company does not anticipate significant future costs related to the Year 2000 issue.

EURO CONVERSION
---------------

On January 1, 1999, eleven of the fifteen member countries ("the participating countries") of the European Union ("EU") established fixed conversion rates between their existing currencies ( the "legacy currencies") and one common currency, the Euro. At that time the Euro began trading on currency exchanges and was available for financial transactions. Beginning in January 2002, new Euro-denominated currency (bills and coins) will be issued, and legacy currencies will be withdrawn from circulation.

The largest non-participating country is the United Kingdom which provides approximately 13% of the Company's revenues and is a major trading partner with the participating countries. At December 31, 1999, approximately 69% of the contract notional value of outstanding foreign exchange contracts involve the Euro, primarily with sterling.

With the convergence of short-term interest rates within the EU, the foreign exchange exposure between the currencies of participating countries has diminished considerably. The Company's foreign exchange exposure management has systematically been adapted to this evolution, thereby benefitting from reduced hedging costs. The definitive fixing of the exchange rates will only make this benefit permanent without creating any other issue or opportunity other than eliminating the spread on the spot exchange. The number of contracts outstanding at the end of 1999 as compared to 1998 has been reduced by approximately 23% with a corresponding reduction in the notional value of approximately $1,344 or 50.1%. This reduction in outstanding foreign exchange contracts has generated approximately $1 of transaction cost savings. Because there is less diversity in the Company's exposure to foreign currencies, movements in the Euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative.

The Company has identified and substantially addressed the significant issues that may have resulted or will result from the Euro conversion. These issues include increased competitive pressures from greater price transparency, changes in information systems to accommodate various aspects of the new currency and exposure to market risk with respect to financial instruments. The conversion to the Euro, including the costs of implementation, has not been, and is not expected to be, material. However, the Company cannot guarantee that, with respect to the Euro conversion, all problems, including long-term competitive implications of the conversion, will be foreseen and corrected and that no material disruption of the Company's business will occur.

                         Crown Cork & Seal Company, Inc.

FORWARD LOOKING STATEMENTS
--------------------------

Statements included herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, in the "Provision for Litigation" and "Euro Conversion" sections, and in the discussions of the restructuring plans and provision for litigation in Notes L and K to the Consolidated Financial Statements included in this Annual Report, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements," within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements." Forward-looking statements can be identified by words, such as "believes," "estimates," "anticipates," "expects" and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to: (i) the impact of an economic downturn or growth in particular regions, (ii) anticipated uses of cash, (iii) cost reduction efforts and expected savings, (iv) the expected outcome of contingencies and (v) the transition to the use of the Euro.

These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company's ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; the Company's ability to generate significant free cash to invest in its business and to maintain appropriate debt levels; the Company's ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors' pricing for products; changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters and restrictions as to foreign investment or operation, weather conditions including its effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or international economic or political conditions, such as, inflation or fluctuations in interest or foreign exchange rates and tax rates; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the effects of the Euro conversion issue, labor relations and workforce and social costs. Some of the factors noted above are discussed elsewhere in this Annual Report and prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

The information set forth on pages 18 and 19 within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Market Risk" is incorporated herein by reference.

                         Crown Cork & Seal Company, Inc.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

         Financial Statements
         --------------------

                Report of Independent Accountants...........................  27

                Consolidated Statements of Income...........................  28

                Consolidated Balance Sheets.................................  29

                Consolidated Statements of Cash Flows.......................  30

                Consolidated Statements of Shareholders' Equity.............  31

                Notes to Consolidated Financial Statements..................  32

                Supplementary Information...................................  53

         Financial Statement Schedule
         ----------------------------

         Schedule II -   Valuation and Qualifying Accounts
                         and Reserves.......................................  54

                         Crown Cork & Seal Company, Inc.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Crown Cork & Seal Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Cork & Seal Company, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 20, 2000

                         Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

-----------------------------------------------------------------------------------------------------------
                                                                         1999          1998         1997
-----------------------------------------------------------------------------------------------------------
Net sales...........................................................     $7,732       $8,300       $8,495
                                                                        -------       ------       ------
Costs, expenses and other income
   Cost of products sold (excluding
     depreciation and amortization).................................      6,060        6,527        6,708
   Depreciation and amortization....................................        522          533          540
   Selling and administrative expense...............................        348          379          414
   Provision for restructuring and other
     charges. . Notes L and K.......................................        156          304           67
   Gain on sale of assets...........................................        (18)                      (38)
   Interest expense.................................................        367          408          379
   Interest income..................................................        (25)         (45)         (39)
   Translation and exchange adjustments.............................         13           14            7
                                                                        -------       ------       ------
                                                                          7,423        8,120        8,038
                                                                        -------       ------       ------
Income before income taxes and cumulative effect
   of accounting change.............................................        309          180          457
   Provision for income taxes . . Note S............................        105           74          148
                                                                        -------       ------       ------
Income from operations before cumulative effect
   of accounting change.............................................        204          106          309
   Minority interests, net of equity earnings.......................        (23)          (1)          (7)
                                                                        -------       ------       ------
Net income before cumulative effect
   of accounting change.............................................        181          105          302
   Cumulative effect of accounting change,
     net of tax . . Note B..........................................                                   (8)
                                                                        -------       ------       ------
Net income                                                                  181          105          294
   Preferred stock dividends........................................         15           17           23
                                                                        -------       ------       ------
Net income available to common shareholders.........................     $  166       $   88       $  271
                                                                         ======       ======       ======
-----------------------------------------------------------------------------------------------------------
Average common share data:
Earnings . . Note Q
Basic -      before cumulative effect of
             accounting change......................................     $ 1.36       $  .71       $ 2.17
                                                                         ======       ======       ======
             after cumulative effect of
             accounting change......................................                               $ 2.11
                                                                                                   ======
Diluted -    before cumulative effect of
             accounting change......................................     $ 1.36       $  .71       $ 2.15
                                                                         ======       ======       ======
             after cumulative effect of
             accounting change......................................                               $ 2.10
                                                                                                   ======
Dividends...........................................................     $ 1.00       $ 1.00       $ 1.00
                                                                         ======       ======       ======
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

-------------------------------------------------------------------------------------------------------------
December 31                                                                              1999          1998
-------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents.................................................           $   267      $  284
   Receivables . . Note D....................................................             1,166       1,359
   Inventories . . Note E....................................................             1,312       1,421
   Prepaid expenses and other current assets.................................                96         104
                                                                                        -------     -------
       Total current assets..................................................             2,841       3,168
                                                                                        -------     -------
Long-term notes and receivables..............................................                27          44
Investments . . Note I.......................................................               178          91
Goodwill, net of amortization................................................             4,228       4,565
Property, plant and equipment . . Note F.....................................             3,255       3,743
Other non-current assets.....................................................             1,016         858
                                                                                        -------     -------
       Total.................................................................           $11,545     $12,469
                                                                                        =======     =======

Liabilities & Shareholders' Equity
Current liabilities
   Short-term debt . . Note O................................................            $1,362     $ 2,331
   Current maturities of long-term debt . . Note O...........................               169         135
   Accounts payable and accrued liabilities . . Note G.......................             1,803       2,181
   United States and foreign income taxes....................................                80          63
                                                                                        -------     -------
       Total current liabilities.............................................             3,414       4,710
                                                                                        -------     -------
Long-term debt, excluding current maturities . . Note O......................             3,573       3,188
Other non-current liabilities . . Note H.....................................               686         609
Postretirement and pension liabilities . . Note R............................               686         707
Minority interests...........................................................               295         280

Commitments and contingent liabilities . . Notes J and K

Shareholders' equity
   Preferred stock, 4.5% cumulative convertible,
     par value: $41.8875; authorized: 12,432,622 . . Note M
       1999 - outstanding  8,325,951.........................................               349
       1998 - outstanding  8,376,451.........................................                           351
   Additional preferred stock, authorized: 30,000,000;
     none issued . . Note M..................................................
   Common stock, par value: $5.00; authorized:
     500,000,000 . . Note M
     1999 - issued 155,792,879...............................................               779
     1998 - issued 155,792,424...............................................                           779
Additional paid-in capital...................................................             1,317       1,340
Retained earnings............................................................             1,295       1,250
Accumulated other comprehensive loss . . Note C..............................              (676)      ( 578)
Treasury stock (1999 - 34,711,726 shares; 1998 -
   33,455,026 shares)........................................................              (173)       (167)
                                                                                        -------     -------
       Total shareholders' equity............................................             2,891       2,975
                                                                                        -------     -------
       Total.................................................................           $11,545     $12,469
                                                                                        =======     =======
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

------------------------------------------------------------------------------------------------------------------
                                                                            1999           1998             1997
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income.................................................             $ 181           $ 105            $ 294
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization .........................               522             533              540
       Provision for restructuring and other charges..........               101             205               43
       Gain on sale of assets.................................               (10)                             (28)
       Deferred income taxes..................................                86             113               93
   Changes in assets and liabilities, net of
     businesses acquired:
       Receivables............................................                71               1             (115)
       Inventories............................................                28             (24)             (70)
       Accounts payable, accrued and other liabilities........               (93)           (235)            (219)
       Other, net.............................................               (59)            (26)            (136)
                                                                           -----           -----            -----
         Net cash provided by operating activities............               827             672              402
                                                                           -----           -----            -----

Cash flows from investing activities
   Capital expenditures.......................................              (280)           (487)            (515)
   Acquisition of businesses, net of cash acquired............               (49)            (31)             (10)
   Proceeds from sale of property, plant and equipment........                91              47               43
   Proceeds from sale of businesses...........................                44              35               90
   Other, net.................................................                (3)            (16)              (6)
                                                                           -----           -----            -----
         Net cash used for investing activities...............              (197)           (452)            (398)
                                                                           -----           -----            -----

Cash flows from financing activities
   Proceeds from long-term debt...............................               685              23              124
   Payments of long-term debt.................................              (225)           (443)            (269)
   Net change in short-term debt..............................              (899)            877              360
   Dividends paid.............................................              (138)           (143)            (152)
   Stock repurchased..........................................               (30)           (467)             (17)
   Common stock issued - benefit plans........................                                 6               11
   Minority contributions, net of dividends paid..............               (10)             (5)              10
                                                                           -----           -----            -----
         Net cash (used for) provided by
            financing activities..............................              (617)           (152)              67
                                                                           -----           -----            -----

Effect of exchange rate changes on cash
   and cash equivalents.......................................               (30)             10              (26)
                                                                           -----           -----            -----
Net change in cash and cash equivalents.......................               (17)             78               45

Cash and cash equivalents at January 1........................               284             206              161
                                                                           -----           -----            -----

Cash and cash equivalents at December 31......................             $ 267           $ 284            $ 206
                                                                           =====           =====            =====
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share data)

---------------------------------------------------------------------------------------------------------------------------------
                                                   |                                             Accumulated
                                                   |                                                Other
                                     Comprehensive | Preferred  Common     Paid-In    Retained  Comprehensive Treasury
                                         Income    |   Stock    Stock      Capital    Earnings  Income/(Loss)   Stock     Total
---------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996.............             |    $521     $779       $1,567      $1,185      ($352)     ($137)     $3,563
Net income - 1997.....................     $294    |                                       294                               294
Translation adjustments...............     (168)   |                                                 (168)                  (168)
Minimum pension liability                          |
    adjustment, net of $1 tax.........       (2)   |                                                   (2)                    (2)
                                           ----    |
Comprehensive income..................     $124    |
                                           ====    |
Stock repurchased:                                 |
    342,414 common shares.............             |                           (15)                               (2)        (17)
Dividends declared:                                |
    Common............................             |                                      (128)                             (128)
    Preferred.........................             |                                       (24)                              (24)
Stock issued-benefit plans:                        |
    329,406 shares....................             |                             9                                 2          11
                                                   |    ----     ----       ------      ------      -----      -----      ------
Balance December 31, 1997.............             |     521      779        1,561       1,327       (522)      (137)      3,529
Net income - 1998.....................     $105    |                                       105                               105
Translation adjustments...............       31    |                                                   31                     31
Minimum pension liability                          |
    adjustment, net of $47 tax........      (87)   |                                                  (87)                   (87)
                                           ----    |
Comprehensive income..................      $49    |
                                           ====    |
Stock repurchased:                                 |
    6,528,783 common shares...........             |                          (225)        (29)                  (32)       (286)
    4,055,300 preferred shares........             |    (170)                              (11)                             (181)
Dividends declared:                                |
    Common............................             |                                      (125)                             (125)
    Preferred.........................             |                                       (17)                              (17)
Stock issued-benefit plans                         |
    467,600 shares....................             |                             4                                 2           6
                                                   |    ----     ----       ------      ------      -----      -----      ------
Balance December 31, 1998.............             |     351      779        1,340       1,250       (578)      (167)      2,975
Net income - 1999.....................     $181    |                                       181                               181
Translation adjustments...............     (161)   |                                                 (161)                  (161)
Minimum pension liability                          |
    adjustment, net of $34 tax........       63    |                                                    63                     63
                                           ----    |
Comprehensive income..................      $83    |
                                           ====    |
Stock repurchased:                                 |
    1,256,700 common shares...........             |                           (23)                               (6)        (29)
    50,000 preferred shares...........             |      (2)                                1                                (1)
Dividends declared:                                |
    Common............................             |                                      (122)                             (122)
    Preferred.........................             |                                       (15)                              (15)
                                                   |    ----     ----       ------      ------      -----      -----      ------
Balance December 31, 1999.............             |    $349     $779       $1,317      $1,295      ($676)     ($173)     $2,891
                                                   |    ====     ====       ======      ======      =====      =====      ======
---------------------------------------------------------------------------------------------------------------------------------

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

Revenue Recognition
The Company recognizes revenue from product sales when the goods are shipped and the title passes to the customer. Provisions for discounts and rebates to customers, and return and other adjustments are provided in the same period that the related sales are recorded.

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

Goodwill
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefited (primarily 40 years). On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to $564 and $452 at December 31, 1999 and 1998, respectively.

                         Crown Cork & Seal Company, Inc.

Property, Plant and Equipment
Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives of existing PP&E. Cost of significant assets includes capitalized interest incurred during the construction and development period. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related costs and accumulated depreciation are eliminated from the respective accounts and any profit or loss on disposition is reflected in income. Costs assigned to PP&E of acquired businesses are based on estimated fair value at the date of acquisition.

Depreciation and amortization are provided on a straight-line basis for financial reporting purposes and an accelerated basis for tax purposes over the estimated useful lives of the assets. The range of estimated economic lives assigned to each significant fixed asset category is as follows: Land Improvements-25; Buildings and Building Improvements-25 to 40; Other Depreciable Assets-3 to 14.

Impairment of Long-Lived Assets
In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, we perform a recoverability evaluation. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine whether a write-down to market value is required.

Risk Management Contracts
In the normal course of business, the Company employs a variety of off-balance-sheet financial instruments to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and, to a lesser extent, commodity prices, including interest rate and cross-currency swap agreements, futures, forwards, options and other financial instruments with similar characteristics.

The Company designates and assigns the financial instruments as hedges of underlying exposures associated with specific assets, liabilities, firm commitments or anticipated transactions. The gains or losses on these contracts offset changes in the value of the related exposures and are deferred in the balance sheet until settlement of the underlying exposure.

The Company classifies its derivative financial instruments as held or issued for purposes other than trading. Option premiums and the accrued differential for interest rate and cross-currency swaps to be received under the agreements are recorded in the balance sheet as other assets. The accrued differential for interest rate and cross-currency swaps to be paid under the agreements are included in accounts payable and accrued liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate and cross-currency swaps to be paid or received under the agreements as adjustments to net interest expense over the lives of the swaps. Gains or losses related to firm commitments and anticipated transactions are deferred until settlement of the underlying transaction at which time they are included as part of the cost of the underlying item.

When hedged assets or liabilities are sold or extinguished or anticipated transactions are no longer probable, deferred gains or losses are recognized immediately in current earnings. When the financial instrument is terminated or settled prior to expected maturity or realization of the underlying item, hedge accounting is discontinued prospectively and gains or losses up to the date of termination or settlement are deferred into the underlying item and recognized in earnings concurrently with the underlying item.

Cash flows from hedges are classified in the statement of cash flows under the same category as the cash flows from the related assets, liabilities, firm commitments or anticipated transactions. For further discussion of the Company's policies surrounding risk management and details of the outstanding contracts and their related fair values, see Notes O and P to the Consolidated Financial Statements herein on pages 41 through 43 entitled "Short-term Borrowings and Long-term Debt" and "Financial Instruments" and the discussion of "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, hereof within Item 7 on pages 18 and 19.

                         Crown Cork & Seal Company, Inc.

Treasury Stock
Treasury stock is reported at par value and constructively retired. The excess of fair value over par value is first charged to paid in capital, if any, and then to retained earnings.

Research and Development
Research, development and engineering expenditures which amounted to $52, $53 and $53 in 1999, 1998 and 1997, respectively, are expensed as incurred. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products.

Reclassifications
Certain reclassifications of prior years' data have been made to improve comparability.

--------------------------------------------------------------------------------
B.   Accounting Change

In the fourth quarter of 1997 the Company adopted the provisions of the Emerging Issues Task Force 97-13 ("EITF 97-13"), Accounting for Costs Incurred in
Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation. EITF 97-13 requires that the costs of business process reengineering activities that are part of systems development projects be expensed as they are incurred. Unamortized costs that were previously capitalized, through September 30, 1997, were written off as a cumulative effect of an accounting change. This resulted in an after-tax charge of $8 or $.05 per share.

--------------------------------------------------------------------------------
C.   Comprehensive Income

Comprehensive income is composed of two subsets - net income and other comprehensive income. Included in other comprehensive income for the Company are cumulative translation adjustments and minimum pension liability adjustments. These adjustments are accumulated within the Statement of Shareholders' Equity under the caption Accumulated Other Comprehensive Income/(Loss). As of December 31, accumulated other comprehensive income/(loss), as reflected in the consolidated statement of shareholders' equity, was comprised of the following:

                                                             1999         1998
                                                            ------       ------

Minimum pension liability adjustments...................     ($ 41)       ($104)
Cumulative translation adjustments......................      (635)        (474)
                                                            ------       ------
                                                             ($676)       ($578)
                                                            ======       ======

--------------------------------------------------------------------------------
D.   Receivables

                                                             1999         1998
                                                            ------       ------

Accounts and notes receivable...........................    $1,033       $1,161
Less: allowance for possible losses.....................       (48)         (45)
                                                            ------       ------
     Net trade receivables..............................       985        1,116
Miscellaneous receivables...............................       181          243
                                                            ------       ------
                                                            $1,166       $1,359
                                                            ======       ======

The Company has agreements to sell certain of its non-U.S. trade accounts receivable. At December 31, 1999, approximately $252 ($201 at December 31, 1998) of receivables had been sold with limited recourse and are reflected as a reduction of trade receivables.

--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

E.   Inventories

                                                  1999           1998
                                                 ------         ------

Finished goods................................   $  503         $  577
Work in process...............................      174            204
Raw materials and supplies....................      635            640
                                                 ------         ------
                                                 $1,312         $1,421
                                                 ======         ======

Approximately 29% and 28% of worldwide inventories at December 31, 1999 and 1998, respectively, were stated on the LIFO method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 1999 and 1998, total inventories would have been $13 and $15 higher, respectively.

--------------------------------------------------------------------------------
F.   Property, Plant and Equipment

                                                            1999         1998
                                                           ------       ------

Buildings and improvements...............................  $  889       $  864
Machinery and equipment..................................   4,145        4,546
                                                           ------       ------
                                                            5,034        5,410
Less: accumulated depreciation and amortization..........  (2,154)      (2,153)
                                                           ------       ------
                                                            2,880        3,257
Land and improvements....................................     183          206
Construction in progress.................................     192          280
                                                           ------       ------
                                                           $3,255       $3,743
                                                           ======       ======

--------------------------------------------------------------------------------
G.   Accounts Payable and Accrued Liabilities

                                                            1999         1998
                                                           ------       ------

Trade accounts payable...................................  $1,127       $1,315
Salaries, wages and other employee benefits..............     204          261
Litigation...............................................      70           42
Deferred taxes...........................................      53           85
Interest.................................................      50           63
Restructuring............................................      21          128
Environmental............................................       3            3
Other....................................................     275          284
                                                           ------       ------
                                                           $1,803       $2,181
                                                           ======       ======

--------------------------------------------------------------------------------
H.   Other Non-Current Liabilities

                                                             1999         1998
                                                           ------       ------

Deferred taxes...........................................    $381         $356
Litigation...............................................     179          129
Postemployment benefits..................................      45           45
Environmental............................................      16           15
Other....................................................      65           64
                                                           ------       ------
                                                             $686         $609
                                                           ======       ======

                         Crown Cork & Seal Company, Inc.

Other non-current assets include $10 and $21 at December 31, 1999 and 1998, respectively, for probable recoveries related to environmental liabilities.

--------------------------------------------------------------------------------
I.   Acquisitions, Investments and Divestitures

During 1999, the Company acquired, in separate transactions, the assets of a beverage can manufacturer in Greece and a food can manufacturer in Spain for aggregate cash payments of $49.

In the third quarter of 1999, the Company sold its composite can business to Sonoco Products Company for $44.

In the third quarter of 1999, the Company exercised its right to return Golden Aluminum Company ("GAC") to ACX Technologies ("ACX"). In March, 1997, the Company acquired GAC from ACX with an option to return the company.

During 1998, the Company acquired, in separate transactions, the assets of food can manufacturers in Portugal and Poland for aggregate cash payments of $31.

For financial reporting purposes,  all of the acquisitions above were treated as
purchases.   The  operating   results  of  each   acquisition  are  included  in
consolidated net income from the date of acquisition.

The following represents the non-cash impact of the acquisitions noted above:

                                                            1999          1998           1997
                                                            ----          ----           ----
Fair value of assets acquired, including goodwill.........  $ 67          $ 75           $ 70
Liabilities assumed.......................................   (18)          (44)
Note payable..............................................                                (60)
                                                            ----          ----           ----
     Cash paid............................................  $ 49          $ 31           $ 10
                                                            ====          ====           ====

In 1999, the Company combined its operations in South Africa with certain metal packaging businesses of Nampak Limited to form a new company with Nampak having a controlling interest.

--------------------------------------------------------------------------------
J.   Lease Commitments

The Company and its subsidiaries lease manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in PP&E. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. The amount of capital leases reported as capital assets, net of accumulated amortization, at December 31, 1999 and 1998 was $47 and $54, respectively.

Under long-term operating leases, minimum annual rentals are $33 in 2000, $28 in 2001, $21 in 2002, $15 in 2003, $11 in 2004, and a total of $36 in 2005 and thereafter. Under long-term capital leases, minimum annual rentals are $8 in 2000, $6 in 2001, $6 in 2002, $5 in 2003, $5 in 2004, and a total of $6 in 2005 and thereafter. The present value of future minimum payments on capital leases is $32 with the current portion of the obligation being $6. Rental expense (net of sublease rental income of $5 in 1999, $5 in 1998 and $4 in 1997) amounted to $31 in 1999, $42 in 1998 and $38 in 1997.

--------------------------------------------------------------------------------
K.   Commitments and Contingent Liabilities

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. Such commitments are not at prices in excess of current market. The Company's basic raw

                         Crown Cork & Seal Company, Inc.

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

The Company is one of over 100 defendants in a substantial number of lawsuits filed by persons alleging bodily injury as a result of exposure to asbestos. This litigation arose from the insulation operations of a U.S. company, the majority of whose stock the Company purchased in 1963. Within approximately three months of this stock purchase, this U.S. company sold its insulation operations.

Prior to 1998, the amounts paid to asbestos litigation claimants were covered by a fund of $80 made available to the Company under a 1985 settlement with carriers insuring the Company through 1976, when the Company became self-insured. From 1985 through 1997, the Company disposed of approximately 70,000 claims for amounts which aggregated approximately one-half of the original fund.

Until the fourth quarter of 1998 the Company considered that the fund was adequate and that the likelihood of exposure for this litigation in excess of the amount of the fund was remote. This view was based on the Company's analysis of its potential exposure, the balance available under the 1985 settlement, historical trends and actual settlement ranges. However, a change in Texas law caused, along with other factors, an unexpected increase in claims activity in 1998. This, along with several larger group settlements, caused the Company to reevaluate its position. As a consequence, the Company provided an after-tax charge of $78 (or $.64 per share) in 1998 to supplement the remaining fund and cover estimated future liability claims.

Each quarter, the Company evaluates the nature and amounts of claims settled and new claims received in order to determine the adequacy of its asbestos related accrual. During the fourth quarter of 1999, the Company recorded an additional after-tax charge of $106 (or $.87 per share) to increase its estimate of probable costs related to asbestos. Of this total, management expects to spend approximately $70 during the next year. The need to increase the accrual was primarily driven by an acceleration of pending claims as well as larger group settlements which occurred in the fourth quarter.

At December 31, 1999, approximately 40,000 asbestos personal injury claims were pending against the Company. During 1999, approximately 33,000 claims were filed and the Company disposed of approximately 58,000 claims for approximately $92 which will be paid to claimants over a period of several years. These figures, and the charges noted above, do not include 27,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes, based upon counsel's advice, will not, in the aggregate, involve any material liability.

The accrual recorded for asbestos claims constitutes management's best estimate of such costs for pending and future claims. The Company cautions, however, that inherent in its estimate of liabilities are expected trends in claim severity, frequency and other factors which may vary as claims are filed and settled or otherwise disposed of. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the operating results or cash flows in future periods. While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company's financial position or liquidity.

The Company is also subject to various other lawsuits and claims with respect to matters such as governmental and environmental regulations and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.
--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

L.   Restructuring

During 1999, management decided not to close a plant originally provided for in the September 1998 restructuring program based on a customer's decision to increase its purchases in that plant's geographic market. As a result, the reserves of $12 ($8 after-tax or $.06 per share) previously established for employee severance and related benefits and of $3 ($2 after-tax or $.02 per share) for other exit costs were reversed to income. Accordingly, the 200 employees at this location will not be terminated.

During the third quarter of 1999, management decided to close one plant in Europe and to reorganize certain research and development functions worldwide. Accordingly, a charge of $8 ($5 after-tax or $.04 per share) was recorded in 1999 to cover these actions, including $6 for employee severance and related benefits, covering 200 employees, and $2 for other exit costs, primarily dismantlement, security and utility costs. The Company anticipates that these restructuring actions will generate after-tax savings of approximately $7 ($.05 per share) on an annualized basis when fully implemented.

During 1998, the Company provided $179 ($127 after-tax or $.95 per share) for the costs associated with the plan to close thirteen plants and reorganize three additional plants. These actions reflect the Company's continued commitment to realign its manufacturing facilities with the objective of enhancing operating efficiencies. Included in the restructuring charge were costs to provide severance and related benefits, write-down of assets and other exit costs. The Company currently anticipates that this restructuring program will generate after-tax savings of approximately $59 ($.45 per share) on an annualized basis when fully implemented after giving effect to the reversal discussed above.

The cost of providing severance and related benefits was estimated at $99, was a cash expense, and covered the reduction of approximately 2,900 employees, 1,900 of whom were involved in direct manufacturing operations. Employee reductions were completed at the end of the third quarter of 1999.

Included in this restructuring provision was a charge of $60 reflecting the impairment of property, plant and equipment principally located in the Americas Division. This charge has been reflected as a reduction in the carrying values of the related assets. Write-downs of property, plant and equipment were made where their carrying values exceeded the Company's estimate of proceeds from abandonment or disposal. These estimates were based principally on past experience of comparable asset disposals. Disposition of assets identified for disposal in the 1998 action, including certain machinery, land and buildings, was substantially completed by the end of 1999. The sale of former plant sites typically requires more than one year to complete due to preparations for sale, such as site cleanup and the identification of a buyer. The carrying value of land and buildings held for sale at December 31, 1999 is approximately $19.

Other non-recurring exit costs were estimated at $20 and were primarily a cash expense, comprising the costs to effectively close and dispose of the facilities identified in the 1998 plan. Exit costs included, but were not limited to, fees related to lease termination and other contract cancellations, dismantlement costs and brokers' fees for assets to be sold. These costs were substantially incurred by the end of 1999.

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

Remaining balances in the reserves represent contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components during 1999 were as follows:

                         Crown Cork & Seal Company, Inc.

                                                          Other
                                          Employee        Exit
                                         Severance        Costs        Total
                                         ----------     ---------    ----------
Opening balance.........................     $ 97          $ 31         $128
Provisions..............................        6             2            8
Reversal................................      (12)           (3)         (15)
Payments made...........................      (73)          (23)         (96)
Other movements*........................       (4)                        (4)
                                             ----          ----         ----
Closing balance.........................     $ 14          $  7         $ 21
                                             ====          ====         ====

*Includes non-cash transactions to reassign amounts to employee benefit plan accounts, provisions under purchase accounting for two 1999 acquisitions in Europe and currency translation.

During  1999,   payments  of  $73  were  made  related  to  the  termination  of approximately 2,100 employees, 1,200 of whom were involved in direct manufacturing operations. Payments of $23 were made for other exit costs, including property carrying costs, dismantlement costs, equipment removal and various contractual obligations.

--------------------------------------------------------------------------------
M.   Capital Stock

On February 26, 2000, the outstanding shares of the Company's 4.5% cumulative convertible preferred stock ("acquisition preferred"), mandatorily converted into 7,410,315 shares of common stock. The acquisition preferred was issued in 1996 as part of the Company's acquisition of CarnaudMetalbox.

The Board of Directors has the authority to issue, at any time or from time to time, up to a maximum of 30 million shares of additional preferred stock in one or more classes or series of classes. Such shares of additional preferred stock would not be entitled to more than one vote per share when voting as a class with holders of the Company's common stock. The voting rights and such designations, preferences, limitations and special rights are, subject to the terms of the Company's Articles of Incorporation, determined by the Board of Directors.

--------------------------------------------------------------------------------
N.   Stock Options

As of December 31, 1999, the Company had three active stock-based incentive compensation plans, 1990, 1994 and 1997. These plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights ("SARs") and may be subject to the achievement of certain performance goals as determined by the Plan Committee as designated by the Company's Board of Directors. There have been no issuances of deferred or restricted stock or SARs under any of the plans. The term for the 1994 plan ended in October, 1999, except with respect to grants and awards then outstanding. The term for the 1990 plan ended in February 2000, except with respect to grants and awards then outstanding.

Stock options granted during 1999 generally have a maximum term of ten years and vest pro rata over four years. A maximum of 5,000,000 shares of the Company's Common Stock are available for issuance pursuant to grants and awards made under the 1997 plan, through February 2007.

                         Crown Cork & Seal Company, Inc.

A summary of stock option activity under all plans is as follows:

                                                   1999                    1998                     1997
                                          ------------------------ ----------------------  ------------------------
                                                        Weighted                Weighted                 Weighted
                                                         Average                Average                   Average
                                                        Exercise                Exercise                 Exercise
                                            Shares        Price      Shares      Price       Shares        Price
                                          ------------  ---------- ------------ ---------  ------------  ----------
Options outstanding
   at January 1.........................    5,298,706      $45.51    4,745,796    $44.54     4,625,708      $42.28
Granted.................................    2,722,507       25.64    1,109,032     47.56       877,350       52.27
Exercised...............................                              (195,571)    33.81      (281,380)      33.36
Canceled................................     (587,453)      44.29     (360,551)    44.54      (475,882)      43.39
                                           ----------               ----------              ----------
Options outstanding
   at December 31.......................    7,433,760      $38.33    5,298,706    $45.51     4,745,796      $44.54
                                           ==========               ==========              ==========
Options exercisable
   at December 31.......................    2,681,852                1,805,674               1,083,464
Options available for
   grant at December 31.................    2,981,403                5,721,135               6,469,616

The following table summarizes information concerning currently outstanding and exercisable options:

                                  Options Outstanding                                    Options Exercisable
     ---------------------------------------------------------------------           ----------------------------
                                                Weighted
                                                 Average       Weighted                               Weighted
          Range of                              Remaining       Average                                Average
          Exercise             Number          Contractual     Exercise                 Number        Exercise
           Prices            Outstanding          Life           Price                Exercisable       Price
     -------------------------------------   ---------------- ------------           --------------  ------------
           $19.81             1,184,100            10.0          $19.81                         0       $    0
         $20.53 to 30.63      1,526,508             9.1           29.94                    32,826        29.20
         $30.94 to 49.56      3,825,744             6.3           44.00                 2,280,713        43.01
         $50.25 to 54.38        897,408             7.2           52.85                   368,313        52.67
                              ---------                                                 ---------
                              7,433,760             7.6          $38.33                 2,681,852       $44.16
                              =========                                                 =========

The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans in its results of operations. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

-----------------------------------------------------------------------------------------------------------------
                                                              1999                    1998                1997
-----------------------------------------------------------------------------------------------------------------
Net income                              As reported          $ 166                    $ 88                $ 271
                                        Pro forma            $ 158                    $ 81                $ 264


Basic earnings per share                As reported          $1.36                    $.71                $2.11
                                        Pro forma            $1.29                    $.65                $2.05


Diluted earnings per share              As reported          $1.36                    $.71               $ 2.10
                                        Pro forma            $1.29                    $.65               $ 2.05

                         Crown Cork & Seal Company, Inc.

The pro forma results may not be representative of the effects on reported income in future years. The fair value of each stock option has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

------------------------------------------------------------------------------
                                             1999          1998         1997
------------------------------------------------------------------------------

Risk-free interest rate                       6.4%          4.5%         5.7%
Expected life of option (years)               5.0           4.9          4.9
Expected stock price volatility              26.7%         24.5%        21.7%
Expected dividend yield                       4.5%          3.2%         2.0%

The weighted average grant-date fair values for options granted during 1999, 1998 and 1997 were $5.67, $9.96, and $12.92, respectively.

--------------------------------------------------------------------------------
O.   Short-Term Borrowings and Long-Term Debt

                                                                  1999            1998
                                                                 ------          ------
Short-term borrowings (1)
Commercial paper (2)...........................................  $  904          $1,374
U.S. dollar bank loans/overdrafts..............................      79             123
Other currency bank loans/overdrafts...........................     379             834
                                                                 ------          ------
            Total short-term borrowings........................  $1,362          $2,331
                                                                 ------          ------
Long-term debt
U.S. Dollars:
Commercial paper (2) (3).......................................  $  700          $  700
Private placements: rates ranging
     from 7.0% to 7.54%, due 2000 through 2005.................     205             205
Senior notes and debentures:
     7.00% due 1999............................................                     100
     7.13% due 2002 (4)........................................     350
     6.75% due 2003 (5)........................................     400             400
     6.75% due 2003............................................     200             200
     8.38% due 2005............................................     300             300
     7.00% due 2006 (5)........................................     300             300
     8.00% due 2023............................................     200             200
     7.38% due 2026............................................     350             350
     7.50% due 2096............................................     150             150
Other indebtedness: rates in 1999 ranging from
     5.5% to 8.91%, due 2000 through 2015......................     178             222
                                                                 ------          ------
                                                                  3,333           3,127
                                                                 ------          ------
Other currencies:
     6.00% Euro Bond due 2004 (6)..............................     302
Other indebtedness in various currencies (average rates
     ranging from 3.52% to 20.74%), due 2000 through 2004......      75             153
Capital lease obligations in various currencies................      32              43
                                                                 ------          ------
            Total long-term debt (7)...........................   3,742           3,323
Less: current maturities.......................................    (169)           (135)
                                                                 ------          ------
            Long-term debt.....................................  $3,573          $3,188
                                                                 ======          ======

(1) The weighted average interest rates for commercial paper outstanding during 1999, 1998 and 1997, were 4.9%, 5.2% and 5.3%, respectively. The weighted average interest rates for notes and overdrafts outstanding during 1999, 1998 and 1997, were 5.5%, 5.6% and 6.4%, respectively.


                         Crown Cork & Seal Company, Inc.

(2) At December 31, 1999 and 1998, $700 of commercial paper was reported as long-term, reflecting the Company's intent and ability to refinance these borrowings on a long-term basis through committed credit facilities.

(3) A committed $2.5 billion multicurrency revolving credit facility with a maturity of February 4, 2002 is available to support the commercial paper programs and short-term financing needs. The agreement contains certain financial covenants related to leverage and interest coverage. At December 31, 1999 and 1998, $194 million and $517, respectively, was drawn against the facility.

(4) On August 25, 1999, the Company sold $350 of 7.125% public debt securities with a maturity of September 1, 2002. Proceeds from this offering were used to pay down U.S. commercial paper.

(5) On December 12, 1996, two wholly owned finance subsidiaries located in the United Kingdom and France, sold public debt securities which were fully guaranteed by the Company. The face value of the notes bear interest rates ranging from 6.75% to 7.0%. The offerings by the subsidiaries, amounting to $700, were simultaneously converted into fixed rate, 8.28% Sterling and 5.75% French Franc obligations through cross-currency swaps with various counterparties.

(6) On December 2, 1999, a wholly owned finance subsidiary, located in France, sold Euro 300 of 6% senior notes in Europe. These notes, which mature December 6, 2004, are listed on the Luxembourg Exchange and are not registered under the U.S. Securities Act of 1933. Proceeds from this offering were used to pay down short-term indebtedness in Europe.

(7) The Company is also party to other interest rate swaps which mature in 2001. The notional amounts of these agreements do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit and market risks. At December 31, 1999, the combined notional values of these swaps was $39 million. At December 31, 1998, the combined notional values of other interest rate swaps was $74.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1999 are $169, $108, $385, $631, and $324, respectively. Cash payments for interest were $377 in 1999, $377 in 1998 and $379 in 1997, respectively (including amounts capitalized of $1 in 1999, $6 in 1998 and $6 in 1997, respectively).

The estimated fair value of the Company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities was $3,662 and $3,437 at December 31, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
P.   Financial Instruments

Fair Value
At December 31, 1999, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable, short and long-term debt and various risk management contracts which do not appear on the balance sheet. Included in these contracts are foreign exchange forwards and swaps, interest rate and cross-currency swaps and commodity forwards or options. The fair values for cash and cash equivalents, receivables, accounts payables and short-term debt approximated carrying values because of the short-term nature of these instruments. The fair value of long-term debt is disclosed in Note O above. The fair value of the off-balance sheet instruments, as determined by broker quotes or quoted market prices for same or similar instruments, aggregated to $9.

                         Crown Cork & Seal Company, Inc.

Foreign Currency Management
With respect to balance sheet exposures, the Company has an internal netting strategy to match foreign currency assets and liabilities wherever possible. This is achieved through the individual capital structure of overseas subsidiaries complemented by the use of financial instruments. The Company also enters into various types of foreign exchange contracts, principally forward exchange contracts and swaps, in managing the foreign exchange risk arising from certain foreign currency transactions. At December 31, 1999, the Company had outstanding forward exchange contracts, principally in European currencies, Singapore dollars, Canadian dollars and US dollars (both buy and sell) for an aggregate notional amount of $1,336 ($2,680 at December 31, 1998). Based on year-end exchange rates and the maturity dates of the various contracts, the aggregate contract value of these items approximated fair value at December 31, 1999 and 1998. Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

Interest Rate Risk Management
The Company uses interest rate swaps, interest rate caps, and cross-currency swaps to manage interest rate risk related to borrowings. Interest rate and cross-currency swap agreements which hedge third party debt issues are described in Note O. Costs associated with these financial instruments are generally amortized over the lives of the instruments and are not material to the Company's financial results. Differences in interest, which are paid or received, are recognized as adjustments to interest expense.

Commodities
The Company's basic raw materials for its products are subject to significant price fluctuations. In terms of commodity risks, the Company uses a combination of commercial supply contracts and financial instruments, including forwards and options, to minimize these exposures. The maturities of the commodity instruments correlate to the actual purchases of the commodities. Commodity instruments are accounted for as hedges, with any gains or losses included in inventory, to the extent that they are designated and are effective as hedges of anticipated commodity purchases. At December 31, 1999 and December 31, 1998 the fair value of the outstanding commodity contracts was not material to the Company's earnings, cash flows or financial position.

--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

Q.   Earnings Per Share (EPS)

The following table summarizes the basic and diluted earnings per share computations for 1999, 1998 and 1997:

                                                                                            Average
                                                                             ----------------------------------
                                                                               Income        Shares       EPS
                                                                              --------       ------      ------
1999
Net Income.............................................................          $181
   Less: Preferred stock dividends.....................................           (15)
                                                                               ------        -------     ------
Basic EPS .............................................................          $166          122.2      $1.36
Potentially dilutive securities:
   Stock options ......................................................
   Assumed preferred stock conversion..................................
                                                                               ------        -------     ------
Diluted EPS............................................................          $166*         122.2*     $1.36*
                                                                               ======        =======     ======

1998
Net Income.............................................................          $105
   Less: Preferred stock dividends.....................................           (17)
                                                                               ------        -------     ------
Basic EPS..............................................................           $88          124.4      $ .71
Potentially dilutive securities:
   Stock options.......................................................                           .1
   Assumed preferred  stock conversion.................................
                                                                               ------        -------     ------
Diluted EPS............................................................           $88*         124.5*     $ .71*
                                                                               ======        =======     ======

1997
Net Income.............................................................          $294
   Less: Preferred stock dividends.....................................           (23)
                                                                               ------        -------     ------
Basic EPS..............................................................          $271          128.4      $2.11
Potentially dilutive securities:
   Stock options.......................................................                           .6
   Assumed preferred  stock conversion.................................            23           11.3
                                                                               ------        -------     ------
Diluted EPS............................................................          $294          140.3      $2.10
                                                                               ======        =======     ======

*Convertible preferred stock representing 7.6 and 8.4 million shares of the Company's common stock along with $15 and $17 of preferred stock dividends in 1999 and 1998, respectively, were excluded from the computation of diluted EPS as their effect was anti-dilutive.

Basic EPS excludes all potentially dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options and convertible preferred stock, in periods when they are not anti-dilutive, otherwise it is the same as Basic EPS.

As discussed in Note M, the acquisition preferred stock was mandatorily converted into common shares on February 26, 2000.

--------------------------------------------------------------------------------
R.   Pensions and Other Retirement Benefits

Pensions
The Company sponsors various pension plans, covering substantially all U.S. and Canadian and some non-U.S. and non-Canadian employees, and participates in certain multi-employer pension plans. The benefits under these plans are based primarily on years of service and the employees' remuneration near retirement. Contributions to multi-employer plans in which the Company and its subsidiaries participate are determined in accordance with the provisions of negotiated labor contracts or applicable local regulations. The Company's

                         Crown Cork & Seal Company, Inc.

objective in funding its pension plans is to accumulate funds sufficient to provide for all accrued benefits. In certain countries the funding of pension plans is not a common practice as funding provides no economic benefit. Consequently, the Company has several pension plans which are not funded.

Plan assets of company-sponsored plans of $3,530 consist principally of common stocks, fixed income securities and other investments, including $128 of the Company's common stock.

The 1999, 1998 and 1997 components of pension (income)/cost were as follows:

U.S.                                                                  1999            1998            1997
                                                                     ------          ------          ------
Service cost................................................           $ 10            $ 10            $  8
Interest cost...............................................             87              88              93
Expected return on plan assets..............................           (125)           (145)           (147)
Recognized actuarial loss/(gain)............................              5              (1)             (2)
Recognized prior service cost...............................              2               1               1
Cost attributable to plant closings.........................                             12               1
                                                                     ------          ------          ------
Total pension income........................................          ($ 21)          ($ 35)          ($ 46)
                                                                     ======          ======          ======

Non-U.S.
Service cost................................................           $ 29            $ 29            $ 26
Interest cost...............................................            141             140             136
Expected return on plan assets..............................           (220)           (233)           (206)
Recognized actuarial loss...................................              3               2
Recognized prior service cost...............................                                              1
Cost/(income) attributable to plant closings................              2              (3)             (1)
                                                                     ------          ------          ------
Total pension income........................................          ($ 45)          ($ 65)          ($ 44)
                                                                     ======          ======          ======

Additional pension expense of $6, $8 and $9 was recognized in 1999, 1998 and 1997 for non-Company sponsored plans.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $661, $655 and $632, respectively, as of December 31, 1999, and $823, $812, and $699, respectively, as of December 31, 1998.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $197, $170, and $63, respectively, as of December 31, 1999, and $259, $220, and $104, respectively, as of December 31, 1998.

                         Crown Cork & Seal Company, Inc.

Changes in the benefit obligation and plan assets for 1999 and 1998 were as follows:

Change in Benefit Obligation                                               1999          1998
                                                                          ------        ------
U.S.
Benefit obligation at January 1.......................................    $1,287        $1,237
Service cost..........................................................        10            10
Interest cost.........................................................        87            88
Plan participants' contributions......................................         1             1
Amendments............................................................         2             8
Special termination benefits..........................................        (7)           12
Actuarial (gain)/loss.................................................      (108)           50
Benefits paid.........................................................      (120)         (119)
                                                                          ------        ------
Benefit obligation at end of year.....................................    $1,152        $1,287
                                                                          ======        ======

Non-U.S.
Benefit obligation at January 1.......................................    $1,957        $1,771
Service cost..........................................................        29            29
Interest cost.........................................................       141           140
Plan participants' contributions......................................         9            10
Amendments............................................................         8
Settlements and curtailments..........................................                     (10)
Actuarial loss........................................................        29           121
Benefits paid.........................................................      (113)         (113)
Foreign currency exchange rate changes................................       (63)            9
                                                                          ------        ------
Benefit obligation at end of year.....................................    $1,997        $1,957
                                                                          ======        ======

Change in Plan Assets                                                      1999          1998
                                                                          ------        ------
U.S.
Fair value of plan assets at January 1................................    $1,226        $1,381
Actual return on plan assets..........................................       170           (39)
Employer contributions................................................         2             2
Plan participants' contributions......................................         1             1
Benefits paid.........................................................      (120)         (119)
                                                                          ------        ------
Fair value of plan assets at December 31..............................    $1,279        $1,226
                                                                          ======        ======

Plan assets in excess of/(less than) benefit obligation...............    $  127       ($   61)
Net transition obligation.............................................         7             7
Unrecognized actuarial loss...........................................        23           182
Unrecognized prior service cost.......................................        16            16
                                                                          ------        ------
Net amount recognized.................................................    $  173        $  144
                                                                          ======        ======

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost..................................................      $119         $ 118
Accrued benefit liability.............................................        (5)         (116)
Intangible asset......................................................        21            23
Accumulated other comprehensive income................................        38           119
                                                                          ------        ------
Net amount recognized.................................................      $173         $ 144
                                                                          ======        ======

Additional minimum pension liabilities of $59 and $142 have been recognized at December 31, 1999 and 1998, respectively.

                         Crown Cork & Seal Company, Inc.

Change in Plan Assets (cont'd):
                                                                           1999           1998
                                                                          ------         ------
Non-U.S.
Fair value of plan assets at January 1................................    $2,085         $2,143
Actual return on plan assets..........................................       300             25
Employer contributions................................................        20             17
Plan participants' contributions......................................         9             10
Benefits paid.........................................................      (113)          (113)
Foreign currency exchange rate changes................................       (50)             3
                                                                          ------         ------
Fair value of plan assets at December 31..............................    $2,251         $2,085
                                                                          ======         ======

Plan assets in excess of benefit obligation...........................    $  254         $  128
Unrecognized actuarial loss...........................................       100            168
Unrecognized prior service cost.......................................        10              3
                                                                          ------         ------
Net amount recognized.................................................    $  364         $  299
                                                                          ======         ======

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost..................................................    $  479         $  415
Accrued benefit liability.............................................      (150)          (162)
Intangible asset......................................................         9              3
Accumulated other comprehensive income................................        26             43
                                                                          ------         ------
Net amount recognized.................................................    $  364         $  299
                                                                          ======         ======

Additional minimum pension liabilities of $35 and $46 have been recognized at December 31, 1999 and 1998, respectively.

The weighted average actuarial assumptions for the Company's pension plans are as follows:

U.S.                                              1999       1998         1997
                                                -------     -------     ------
Discount rate.............................        8.3%        7.1%        7.4%
Compensation increase.....................        3.5%        3.5%        3.5%
Long-term rate of return..................       10.8%       11.0%       11.0%

Non-U.S.
Discount rate.............................        7.2%        7.2%        8.0%
Compensation increase.....................        5.1%        5.3%        6.0%
Long-term rate of return..................       11.0%       11.0%       11.0%

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

                         Crown Cork & Seal Company, Inc.

The components of the net postretirement benefit cost were as follows:

                                                              1999       1998       1997
                                                              ----       ----       ----
Service cost.................................................  $ 4        $ 4        $ 4
Interest cost................................................   41         40         39
Recognized actuarial gain....................................              (1)        (1)
Recognized prior service cost................................   (1)        (1)        (2)
Loss attributable to plant closings..........................    1          4
                                                               ---        ---        ---
Net periodic benefit cost....................................  $45        $46        $40
                                                               ===        ===        ===

The following provides the components of the changes in the benefit obligation, and reconciles the obligation to the amount recognized:

                                                                1999         1998
                                                                ----         ----
Benefit obligations at January 1.............................   $568         $548
Service cost.................................................      4            4
Interest cost................................................     41           40
Special termination benefits.................................      1            4
Actuarial loss...............................................      7           25
Benefits paid................................................    (49)         (51)
Foreign currency exchange rate changes.......................     (1)          (2)
                                                                ----         ----
Benefit obligation at December 31............................    571          568
Unrecognized actuarial gain..................................      9           16
Unrecognized prior service cost..............................     10           11
                                                                ----         ----
Net amount recognized........................................   $590         $595
                                                                ====         ====

The health care accumulated postretirement benefit obligation was determined at December 31, 1999 and 1998 using health care trend rates of 9.7% and 8.0%, respectively, decreasing to 4.8% over nine years and seven years, respectively. The assumed long-term rate of compensation increase used for life insurance was 3.5% at both December 31, 1999 and 1998. The discount rate was 8.2% and 7.1% at December 31, 1999 and 1998, respectively. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligation by $35 and the total of service and interest cost by $3.

Employee Savings Plan
The Company sponsors a Savings Investment Plan which covers substantially all domestic salaried employees who are 21 years of age with one or more years of service. The Company matches with equivalent value of Company stock, up to 1.5% of a participant's compensation.

Employee Stock Purchase Plan
The Company also sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company's contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 1999 and 1998 were 119,477 and 112,471, respectively, and the Company's contributions were less than $1 in both years.
--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

S.   Income Taxes

Pre-tax income/(loss) for the years ended December 31 was taxed under the following jurisdictions:

                                                                         1999     1998       1997
                                                                         ----      ----      ----
Domestic............................................................... ($ 35)    ($130)     $ 49
Foreign................................................................   344       310       408
                                                                         ----      ----      ----
                                                                         $309      $180      $457
                                                                         ====      ====      ====

The provision/(benefit) for income taxes consists of the following:

Current tax provision:
U.S. Federal...........................................................  $ 19      $  5      $ 14
State and foreign......................................................    47        52        41
                                                                         ----      ----      ----
                                                                           66        57        55
                                                                         ----      ----      ----
Deferred tax provision:
U.S. Federal...........................................................    14       (31)       10
State and foreign......................................................    25        48        83
                                                                         ----      ----      ----
                                                                           39        17        93
                                                                         ----      ----      ----
Total..................................................................  $105      $ 74      $148
                                                                         ====      ====      ====

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                         1999           1998          1997
                                                         ------        ------        ------
U.S. statutory rate.....................................   35.0%         35.0%         35.0%
Non-U.S. operations at different rates..................  (10.4)        (12.6)         (6.6)
Effect of non-U.S. statutory rate changes...............   (1.9)         (1.6)         (1.5)
Amortization of acquisition adjustments.................   13.9          23.8           9.5
Valuation allowance.....................................   (2.9)         (2.5)         (2.7)
Other items, net........................................     .3          (1.0)         (1.3)
                                                         ------        ------        ------
Effective income tax rate...............................   34.0%         41.1%         32.4%
                                                         ======        ======        ======

The Company paid taxes (net of refunds) of $47 in 1999 and $51 in 1997 and received federal, state, local and foreign income tax refunds (net of payments) of $1 in 1998. The components of deferred tax assets and liabilities at December 31, were:

                                                                        1999                       1998
                                                                ---------------------     ----------------------
                                                                 Asset      Liability      Asset       Liability
                                                                -------     ---------     -------      ---------
Depreciation................................................                   $ 385                     $ 420
Postretirement and postemployment benefits..................      $ 222                      $221
Pensions....................................................                     132                        68
Inventories.................................................                      31                        27
Tax loss and credit carryforwards...........................        233                       232
Restructuring...............................................          6                        26
Accruals and other..........................................        209           68          120           55
                                                                  -----        -----        -----        -----
                                                                    670          616          599          570
Valuation allowance.........................................       (146)                      (94)
                                                                  -----        -----        -----        -----
                                                                  $ 524        $ 616        $ 505        $ 570
                                                                  =====        =====        =====        =====

                         Crown Cork & Seal Company, Inc.

Prepaid expenses and other current assets include $45 and $52 of deferred tax assets at December 31, 1999 and 1998, respectively. Other non-current assets include $297 and $324 of deferred tax assets at December 31, 1999 and 1998, respectively.

The Company has recorded $39 of deferred tax assets arising from tax loss and credit carryforwards which will be realized through future operations and an additional $48 which will be realized through the reversal of existing temporary differences. Future recognition of the remaining $146 will be achieved either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Carryforwards of $48 expire over the next five years; $38 expire in years six through fifteen; and $147 can be utilized over an indefinite period.

The valuation allowance of $146 includes $75 which, if reversed in future periods, will reduce goodwill.

The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $584 and $549 as of December 31, 1999 and 1998, respectively. Management has no plans to distribute such earnings in the foreseeable future.

--------------------------------------------------------------------------------
T. Segment Information

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

The Company evaluates performance and allocates resources based on operating income, that is, income before net interest, foreign exchange and gain/loss on sale of assets. The accounting policies for each reportable segment are the same as those described in the Summary of Significant Accounting Policies.

On an enterprise-wide basis, the Company's major products and their distribution along geographic lines along with related long-lived assets are presented below.

                         Crown Cork & Seal Company, Inc.

The tables below present information about reportable segments for the years ending December 31, 1999, 1998, 1997:

                                                                          December 31, 1999
                                                   Americas      Europe      Asia-Pacific     Other      Total
External sales.................................     $3,817       $3,590          $325                   $7,732
Depreciation & Amortization....................        210          275            25         $  12        522
Restructuring & other charges..................        (14)           2                         168        156
Segment income.................................        398          454            31          (237)       646
Capital expenditures...........................        112          152            10             6        280
Equity investments.............................         26          134                          18        178
Deferred tax assets............................        126          141                          75        342
Segment assets.................................      4,358        6,452           501           234     11,545

---------------------------------------------------------------------------------------------------------------
                                                                        December 31, 1998
                                                   Americas      Europe      Asia-Pacific     Other      Total
External sales.................................     $4,077       $3,888          $335                  $ 8,300
Depreciation & Amortization....................        219          271            26         $  17        533
Restructuring & other charges..................         85           77             3           139        304
Segment income.................................        289          479                        (211)       557
Capital expenditures...........................        161          300             7            19        487
Equity investments.............................         30           43                          18         91
Deferred tax assets............................        137          186             5            48        376
Segment assets.................................      4,511        7,176           520           262     12,469

---------------------------------------------------------------------------------------------------------------
                                                                        December 31, 1997
                                                   Americas      Europe      Asia-Pacific     Other      Total
External sales.................................     $4,021       $4,045          $369           $60     $8,495
Depreciation & Amortization....................        244          253            28            15        540
Restructuring & other charges..................         55           12                                     67
Segment income.................................        280          553             7           (74)       766
Capital expenditures...........................        176          301            19            19        515
Equity investments.............................         30           37                          23         90
Deferred tax assets............................         81          196             4             1        282
Segment assets.................................      4,721        6,941           509           135     12,306

---------------------------------------------------------------------------------------------------------------

A reconciliation of segment income to consolidated pre-tax income for the years ended December 31, 1999, 1998 and 1997 is as follows:

INCOME                                                              1999            1998           1997
                                                                    ----            ----           ----
     Segment income.......................................          $646            $557           $766
     Interest expense.....................................           367             408            379
     Interest income......................................           (25)            (45)           (39)
     Gain on sale of assets...............................           (18)                           (38)
     Translation & exchange adjustments...................            13              14              7
                                                                    ----            ----           ----
         Income before income taxes and cumulative
             effect of accounting change..................          $309            $180           $457
                                                                    ====            ====           ====

For the years ended December 31, 1999, 1998 and 1997, respectively, no one customer accounted for more than 10% of the Company's consolidated net sales. Sales for major products were:

                         Crown Cork & Seal Company, Inc.

PRODUCTS
                                                                            1999          1998           1997
                                                                           ------        ------         ------
     Metal beverage cans and ends...............................           $2,373        $2,554         $2,485
     Metal food cans and ends...................................            2,420         2,562          2,590
     Other metal packaging......................................            1,341         1,478          1,548
     Plastic packaging..........................................            1,443         1,535          1,554
     Other products.............................................              155           171            318
                                                                           ------        ------         ------
         Consolidated net sales.................................           $7,732        $8,300         $8,495
                                                                           ======        ======         ======

Sales and long-lived assets for the major countries in which the Company operates were:


GEOGRAPHIC
                                                      Net Sales                        Long-lived Assets
                                            -----------------------------        -----------------------------
                                             1999       1998        1997          1999        1998       1997
                                            ------     ------      ------        ------      ------     ------
     United States....................      $3,121     $3,337      $3,394        $1,162      $1,351     $1,421
     United Kingdom...................       1,009      1,112       1,241           494         522        474
     France...........................         773        832         839           270         332        306
     Other *..........................       2,829      3,019       3,021         1,329       1,538      1,463
                                            ------     ------      ------        ------      ------     ------
         Consolidated total...........      $7,732     $8,300      $8,495        $3,255      $3,743     $3,664
                                            ======     ======      ======        ======      ======     ======

*"Other" includes Other Europe, Africa, Middle East, Canada, South and Central America and Asia-Pacific.

                         Crown Cork & Seal Company, Inc.

Quarterly Data (unaudited)

--------------------------------------------------------------------------------------------------------------------------------
(in millions)                                      1999                       |                     1998
--------------------------------------------------------------------------------------------------------------------------------
                               First      Second        Third      Fourth     |  First       Second        Third       Fourth
---------------------------------------------------------------------------------------------------------------------------------
Net sales.................    $1,794      $1,997        $2,140     $1,801     |  $1,892     $2,245         $2,291      $1,872
Gross profit*.............       274         368           373(1)     266     |     285        412            199 (3)     288 (5)
Net income (loss)                                                             |
   available to common                                                        |
   shareholders...........        26          96           114(1)     (70)(2) |      36        122            (25)(3)     (45)(4)
                                                                              |
---------------------------------------------------------------------------------------------------------------------------------
Earnings per average                                                          |
   common share:**                                                            |
   Basic .................    $  .21      $  .78        $  .93(1) ($  .57)(2) |  $  .29     $  .98        ($  .20)(3) ($  .37)(4)
   Diluted................         +         .77           .91(1)       +     |       +        .95              +           +
                                                                              |
Dividends per common                                                          |
   share .................       .25         .25           .25        .25     |     .25        .25            .25         .25
                                                                              |
Average common shares                                                         |
   outstanding:                                                               |
   Basic..................     122.3       122.3         122.3      121.7     |   127.1      124.4          123.7       122.3
   Diluted................     130.0       130.0         130.0      129.3     |   137.8      132.8          131.6       130.0
                                                                              |
---------------------------------------------------------------------------------------------------------------------------------
                                                                              |
Common stock price range:***                                                  |
   High...................    $34 5/8     $37 1/2       $30 1/2   $24 9/16    | $55 3/16    $54 11/16     $48 1/2     $35 3/4
   Low....................     26 1/4      27 11/16      23        19 11/16   |  46 1/2      45 9/16       25 5/8      24
   Close..................     28 9/16     28 1/2        24 1/4    22 3/8     |  53 1/2      47 1/2        26 3/4      30 13/16
                                                                              |
--------------------------------------------------------------------------------------------------------------------------------
   +  Diluted  earnings per share for the first and fourth  quarters of 1999 and the first, third and fourth quarters of 1998 are the same as Basic because the assumed  conversion of convertible  preferred stock and the addback of preferred dividends is anti-dilutive.
   *  The Company  defines gross profit as net sales less cost of products sold, depreciation and amortization  (excluding  goodwill  amortization) and the provision for restructuring.
  **  The  sum  of  the  quarterly   earnings  per  share  does  not  equal  the
      year-to-date  earnings  per  share due to the  effect of shares  issued or repurchased during the year.
 ***  Source: New York Stock Exchange - Composite Transactions
(1)   Includes a pre-tax  restructuring credit of $7; $5 after taxes or $.04 per basic and diluted share,  non-recurring  charges of $10; $6 after taxes or
      $.05 per basic and diluted  share for losses from an  earthquake in Turkey and the disposition of Golden  Aluminum  Company and a gain on the sale of assets  of $14;  $7 after  taxes  or $.05 per  basic  and  diluted  share.
      Excluding  the impact of the  restructuring  credit and the  non-recurring items,  net income was $108 or $.88 per basic  share and $.87 per  diluted share. See Note L for additional details.
(2)   Includes an after-tax  charge for litigation of $106 or $.87 per basic and diluted share.  Excluding the impact of the litigation  charge, net income was $36 or $.30 per basic and  diluted  share.  See Note K for  additional details.
(3)   Includes pre-tax  restructuring charges of $187; $127 after taxes or $1.03 per basic  share  and $.96 per  diluted  share.  Excluding  the  impact of restructuring  charges,  net income  was $102 or $.82 per basic  share and
      $.80 per diluted share. See Note L for additional details.
(4)   Includes an after-tax charge for litigation of $78 or $.64 per basic share and $.60 per diluted share. Excluding the impact of the litigation charge, net income  was $33 or $.27 per basic and  diluted  share.  See Note K for additional details.
(5)   Includes an adjustment of $8 to the third quarter restructuring provision.
      The reduction in the  provision was offset by lower tax benefits  expected from such charges.
--------------------------------------------------------------------------------

                         Crown Cork & Seal Company, Inc.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


(In millions)
--------------------------------------------------------------------------------------------------------------------
COLUMN A                          COLUMN B                   COLUMN C                    COLUMN D         COLUMN E
--------                          --------                   --------                    --------         --------
                                                             Additions

                               Balance at
                               beginning of
Description                    period
--------------------------------------------------------------------------------------------------------------------

                                               Charged to costs    Charged to other   Deductions -     Balance at
                                               and expenses        accounts           Write-Offs       end of period
--------------------------------------------------------------------------------------------------------------------

                                         For the Year Ended December 31, 1999

Allowances deducted from
assets to which they apply:

Trade accounts receivable         $ 45            $ 18                                   $ 15            $ 48

Deferred tax assets                 94              18                $38                   4             146



                                         For the Year Ended December 31, 1998

Allowances deducted from
assets to which they apply:

Trade accounts receivable           45              14                                     14              45

Deferred tax assets                124            (  4)                                    26              94



                                         For the Year Ended December 31, 1997

Allowances  deducted from
assets to which they apply:

Trade accounts receivable           92               9                                     56              45

Deferred tax assets                139            ( 12)                 4                   7             124


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ----------------------------------------------------

None.

                         Crown Cork & Seal Company, Inc.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The information called for by this Item, is set forth on pages 4 through 7 of the Company's Proxy Statement dated March 24, 2000, in the section entitled "Election of Directors" and on page 18 in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

 Name                     Age           Present Title
 ----                     ---           -------------

William J. Avery           59           Chairman of the Board of Directors
                                        and Chief Executive Officer

John W. Conway             54           President and Chief Operating Officer
                                        and President-Americas Division

William R. Apted           52           Executive Vice President and
                                        President-European Division

Alan W. Rutherford         56           Executive Vice President and
                                        Chief Financial Officer

William H. Voss            54           Executive Vice President and
                                        President-Asia-Pacific Division

Craig R. L. Calle          40           Senior Vice President -
                                        Finance and Treasurer

Timothy J. Donahue         37           Senior Vice President
                                        and Corporate Controller


ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

The information set forth on pages 9 through 13 of the Company's Proxy Statement dated March 24, 2000, in the section entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The information required by this Item is set forth on pages 2 through 7 of the Company's Proxy Statement dated March 24, 2000, in the sections entitled "Proxy Statement-Meeting, April 27, 2000" and "Election of Directors" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The information required by this Item is set forth on pages 4 through 7 of the Company's Proxy Statement dated March 24, 2000, in the section entitled "Election of Directors" and is incorporated herein by reference.

                         Crown Cork & Seal Company, Inc.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

a)   The following documents are filed as part of this report:

     (1)  All Financial Statements:

          Crown Cork & Seal Company, Inc. and Subsidiaries (see Part II pages 25 through 48 of this Report).

     (2)  Financial Statement Schedules:

          Schedule Number

          II.- Valuation and Qualifying Accounts and Reserves (see page 54 of this Report).

          All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

     (3)  Exhibits

           3.a Amended and Restated Articles of Incorporation of Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 8-A dated February 20, 1996 (File No. 1-2227)).

           3.b By-laws of Crown Cork & Seal Company, Inc., as amended (incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

           4.a Specimen certificate of Registrant's Common Stock (incorporated by reference to Exhibit 4.a of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

           4.b Form of Registrant's 7-1/8% Notes due 2002 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form 8-A, dated August 27, 1999 (File No. 1-2227)).

           4.c Terms Agreement, dated August 25, 1999 (incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-2227)).

           4.d Form of the Registrant's 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 23 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

           4.e Form of the Registrant's 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

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

                         Crown Cork & Seal Company, Inc.

           4.i Indenture dated as of January 15, 1995 between the Company and Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

           4.j Form of the Company's 8-3/8% Notes Due 2005 (incorporated by reference to Exhibit 99a of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

           4.k Officers' Certificate of the Company dated January 25, 1995 (incorporated by reference to Exhibit 99b of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

           4.l Terms Agreement dated January 18, 1995 (incorporated by reference to Exhibit 99c of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

           4.m Revolving Credit and Competitive Advance Facility Agreement, dated as of February 4, 1997, among the Registrant, the Subsidiary Borrowers referred to therein, the Lenders referred to therein, the Chase Manhattan Bank, as Administrative Agent, Societe Generale, as Documentation Agent, and Bank of America Illinois, as Syndication Agent (incorporated by reference to Exhibit 4.o of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-2227)).

           4.n Rights Agreement, dated August 7, 1995, between Crown Cork & Seal Company, Inc. and First Chicago Trust of New York (incorporated by reference to Exhibits 1 and 2 to the Registrant's Registration Statement on Form 8-A, dated August 10, 1995 (File No. 1-2227)).

           4.o Indenture, dated December 17, 1996, among the Company, Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

           4.p Form of the Registrant's 7-3/8% Debentures Due 2096 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-
                 2227)).

           4.q Form of the Registrant's 7-1/2% Debentures Due 2026 (incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-
                 2227)).

           4.r   Form of UK 6-3/4% Notes Due 2003 (incorporated by reference to
                 Exhibit 99.3 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

           4.s   Form of UK 7% Notes Due 2006 (incorporated by reference to
                 Exhibit 99.4 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

           4.t Form of French 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

           4.u Officers' Certificate for 7-3/4% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-
                 2227)).

           4.v Officers' Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

           4.w Officers' Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.8 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

           4.x Officers' Certificate for 7% Notes Due 2006 (incorporated by reference to Exhibit 99.9 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

                         Crown Cork & Seal Company, Inc.

           4.y Officers' Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.10 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

           4.z Terms Agreement dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated December 12, 1996 (File No. 1-2227)).

           4.aa Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 dated November 26, 1996 amended December 5 and 10, 1996 (File No. 333-16869)).

           4.bb  Form of Underwriting Agreement (incorporated by reference to
                 Exhibit 1.1 of the Registrant's Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and December 10, 1996 (File No. 333-16869)).

                 Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

           10.a  Employment Contracts:

                  (1) Employment contract between Crown Cork & Seal Company,
                      Inc. and William J. Avery dated January 3, 2000.

                  (2) Employment contract between Crown Cork & Seal Company,
                      Inc. and John W. Conway dated January 3, 2000.

                  (3) Employment contract between Crown Cork & Seal Company,
                      Inc. and Alan W. Rutherford dated January 3, 2000.

           10.b Consulting Agreement, dated April 1, 2000, between Crown Cork & Seal Company, Inc. and Michael J. McKenna.

           10.c Consulting Agreement, dated February 1, 2000, between Crown Cork & Seal Company, Inc. and Ronald R. Thoma.

           10.d Form of Restricted Stock Agreement, dated March 15, 2000 and entered into by Messrs. Avery, Conway and Rutherford.

           10.e Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

           10.f Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated as of June 30, 1999 (incorporated by reference to Exhibit 10.d of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

           10.g 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

           10.h Amendment No. 1 to the Crown Cork & Seal Company, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.a of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

           10.i Crown Cork & Seal Company, Inc. Restricted Stock Plan for Non-Employee Directors. (incorporated by the reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

                         Crown Cork & Seal Company, Inc.

           10.j Crown Cork & Seal Company, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

           10.k Crown Cork & Seal Company, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

           10.l Amendment No. 1 to the Crown Cork & Seal Company, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.b of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

           10.m Crown Cork & Seal Company, Inc. 1997 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.f of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-2227)).

           10.n Amendment No. 1 to the Crown Cork & Seal Company, Inc. 1997 Stock-Based Incentive Compensation Plan dated as of September 21, 1998 (incorporated by reference to Exhibit 10.c of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

           10.o Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

           10.p Crown Cork & Seal Company, Inc. Pension Plan for outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

           10.q Crown Cork & Seal Company, Inc. Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company's Prospectus dated May 31, 1996 forming a part of the Registrant's Registration Statement on Form S-3 (No. 333-04971) filed with the Securities and Exchange Commission on May 31,
                 1996).

                 Exhibits 10.a through 10.p, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Crown Cork & Seal Company, Inc.
                                           Registrant

Date:  March 30, 2000
       ---------------------------------

                                           By:/s/ Timothy J. Donahue
                                              ----------------------------------
                                              Timothy J. Donahue
                                              Senior Vice President and
                                              Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                                    TITLE
          ---------                                    -----

/s/ William J. Avery      3/30/00
----------------------------------          Chairman of the Board and Chief
William J. Avery                            Executive Officer

/s/ Alan W. Rutherford    3/30/00
----------------------------------          Director, Executive Vice President
Alan W. Rutherford                          and Chief Financial Officer

                                   DIRECTORS
                                   ---------

/s/ Henry E. Butwel       3/30/00           /s/ James L. Pate          3/30/00
----------------------------------          -----------------------------------
Henry E. Butwel                             James L. Pate

/s/ John W. Conway        3/30/00           /s/ Thomas A. Ralph        3/30/00
----------------------------------          -----------------------------------
John W. Conway                              Thomas A. Ralph

/s/ Arnold W. Donald      3/30/00
----------------------------------          -----------------------------------
Arnold W. Donald                            Jean-Pierre Rosso

                                            /s/ Harold A. Sorgenti     3/30/00
----------------------------------          -----------------------------------
Marie L. Garibaldi                          Harold A. Sorgenti

/s/ John B. Neff          3/30/00           /s/ Guy de Wouters         3/30/00
----------------------------------          -----------------------------------
John B. Neff                                Guy de Wouters