Form 10-Q
period 2000-03-31
CROWN CORK & SEAL CO INC
filed 2000-05-02
CIK 25890

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 128,106,916 shares of Common Stock outstanding as of April 20, 2000.


================================================================================

                        Crown Cork & Seal Company, Inc.



                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                         2000               1999
---------------------------------------------------------------------------------------------------------------
Net sales                                                                       $     1,640        $     1,794
                                                                                -----------        -----------
Cost, expenses & other income

Cost of products sold, excluding depreciation and amortization                        1,293              1,418
  Depreciation                                                                           97                101
  Amortization                                                                           31                 32
  Selling and administrative expense                                                     85                 91
  Gain on sale of assets                                                                                    (2)
  Interest expense                                                                       92                 93
  Interest income                                                                        (4)                (8)
  Translation and exchange adjustments                                                                       9
                                                                                -----------        -----------
                                                                                      1,594              1,734
                                                                                -----------        -----------

Income before income taxes                                                               46                 60

Provision for income taxes                                                               19                 28
Minority interest, net of  equity earnings                                               (4)                 2
                                                                                -----------        -----------

Net income                                                                               23                 30

Preferred stock dividends                                                                 2                  4
                                                                                -----------        -----------


Net income available to common shareholders                                     $        21        $        26
                                                                                ===========        ===========

Basic and diluted earnings per average common share                             $       .17        $       .21
                                                                                ===========        ===========

Dividends per common share                                                      $       .25        $       .25
                                                                                ===========        ===========
Average common shares outstanding:

                  Basic                                                         123,870,438        122,326,336

                  Diluted                                                       128,569,627        129,957,939

---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.



                    CONSOLIDATED BALANCE SHEETS (Condensed)
                      (In millions except per share data)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                   March 31,       December 31,
                                                                                     2000               1999
---------------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                                  $       245        $       267
     Receivables                                                                      1,210              1,166
     Inventories                                                                      1,454              1,312
     Prepaid expenses and other current assets                                           98                 96
                                                                                -----------        -----------
             Total current assets                                                     3,007              2,841
                                                                                -----------        -----------


Long-term notes and receivables                                                          26                 27
Investments                                                                             160                178
Goodwill, net of amortization                                                         4,116              4,228
Property, plant and equipment                                                         3,134              3,255
Other non-current assets                                                              1,039              1,016
                                                                                -----------        -----------
             Total                                                              $    11,482        $    11,545
                                                                                ===========        ===========

Liabilities and shareholders' equity
Current liabilities
        Short-term debt                                                         $     1,605        $     1,362
        Current maturities of long-term debt                                            166                169
        Accounts payable and accrued liabilities                                      1,691              1,803
        United States and foreign income taxes                                           79                 80
                                                                                -----------        -----------
             Total current liabilities                                                3,541              3,414
                                                                                ===========        ===========


Long-term debt, excluding current maturities                                          3,533              3,573
Postretirement and pension liabilities                                                  681                686
Other non-current liabilities                                                           660                686
Minority interests                                                                      288                295
Shareholders' equity                                                                  2,779              2,891
                                                                                -----------       ------------
             Total                                                              $    11,482       $     11,545
                                                                                ===========       ============

Book value per common share                                                     $     21.69       $      22.46

---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


               CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                       2000            1999
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities

   Net income                                                                   $     23        $     30
   Depreciation and amortization                                                     128             133
   Gain on sale of assets                                                                             (2)
   Change in assets and liabilities, other than debt                                (354)           (396)
                                                                                --------        --------
        Net cash used in operating activities                                       (203)           (235)
                                                                                --------        --------

Cash flows from investing activities
   Capital expenditures                                                              (57)            (82)
   Proceeds from sale of property, plant and equipment                                 9              11
   Other, net                                                                         (1)             (2)
                                                                                --------        --------
        Net cash used in investing activities                                        (49)            (73)
                                                                                --------        --------

Cash flows from financing activities
   Proceeds from long-term debt                                                        2               4
   Payments of long-term debt                                                        (24)            (50)
   Net change in short-term debt                                                     301             406
   Stock  repurchased                                                                 (9)             (1)
   Dividends paid                                                                    (32)            (34)
   Minority contributions, net of dividends paid                                                      (2)
                                                                                --------        --------
        Net cash provided by financing activities                                    238             323
                                                                                --------        --------

Effect of exchange rate changes on cash and cash equivalents                          (8)            (23)
                                                                                --------        --------

Net change in cash and cash equivalents                                              (22)             (8)
Cash and cash equivalents at beginning of period                                     267             284
                                                                                --------        --------
Cash and cash equivalents at end of period                                      $    245        $    276
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

                        Crown Cork & Seal Company, Inc.



           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                              |                                                           Accumulated
                                              |                                                              Other
                               Comprehensive  |  Preferred   Common   Paid-In    Retained    Treasury     Comprehensive
                                  Income      |    Stock     Stock    Capital    Earnings     Stock       Income/(Loss)     Total
----------------------------------------------|-------------------------------------------------------------------------------------
                                              |
Balance at December 31, 1999                  |    $349       $779     $1,317     $1,295      ($173)          ($676)        $2,891
Net income                       $   23       |                                       23                                        23
Translation adjustments             (94)      |                                                                 (94)           (94)
                                 ------       |
Comprehensive income/(loss)     ($   71)      |
                                 ======       |
Dividends declared:                           |
  Common                                      |                                      (30)                                      (30)
  Preferred                                   |                                       (2)                                       (2)
Stock repurchased                             |                            (6)                   (3)                            (9)
Preference stock conversions                  |    (349)         1        311                    37
----------------------------------------------|-------------------------------------------------------------------------------------
Balance at March 31, 2000                     |               $780     $1,622     $1,286      ($139)          ($770)        $2,779
==============================================|=====================================================================================
                                              |                                                            Accumulated
                                              |                                                              Other
                               Comprehensive  |  Preferred   Common   Paid-In    Retained    Treasury     Comprehensive
                                  Income      |    Stock     Stock    Capital    Earnings     Stock       Income/(Loss)     Total
----------------------------------------------|-------------------------------------------------------------------------------------
Balance at December 31, 1998                  |    $351       $779     $1,340     $1,250      ($167)          ($578)        $2,975
Net income                      $   30        |                                       30                                        30
Translation adjustments           (140)       |                                                                (140)          (140)
                                ------        |
Comprehensive income/(loss)    ($  110)       |
                                              |
Dividends declared:                           |
  Common                                      |                                      (31)                                      (31)
  Preferred                                   |                                       (4)                                       (4)
Stock repurchased                             |                            (1)                                                  (1)
----------------------------------------------|-------------------------------------------------------------------------------------
Balance at March 31, 1999                     |    $351       $779     $1,339     $1,245      ($167)          ($718)        $2,829
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

                        Crown Cork & Seal Company, Inc.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                  (Unaudited)


A.       Statement of Information Furnished
         ----------------------------------

         The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of March 31, 2000, and the results of its operations and cash flows for the periods ended March 31, 2000 and 1999, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

         Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

B.       Earnings Per Share
         ------------------

         The following table summarizes the basic and diluted earnings per share
         computations   for  the  period   ended   March  31,   2000  and  1999,
         respectively:

                                                         2000                              1999
                                             -------------------------          -------------------------
                                                        Average                           Average
         Quarter                             Income     Shares     EPS          Income     Shares     EPS
         -------                             -------------------------          -------------------------

         Net Income                          $ 23                               $ 30
            Less:
               Preferred stock dividends       (2)                                (4)
                                             ----                               ----
         Basic EPS                           $ 21       123.9     $.17          $ 26      122.3      $.21

         Potentially dilutive securities
              Stock options
                                             ----       -----                   ----      -----
         Diluted EPS                         $ 21       123.9     $.17          $ 26      122.3      $.21
                                             ====       =====                   ====      =====


         Excluded from the computation of diluted earnings per share for the quarters ended March 31, 2000 and 1999 were 4.7 and 7.6 common shares, respectively, resulting from the assumed conversion of preferred stock. This conversion would have been antidilutive.

         Common shares contingently issueable upon the exercise of stock options, amounting to 8,085,165 and 6,123,621 shares at March 31, 2000 and 1999, respectively, were excluded from the computation of diluted earnings per share because the grant prices of the then outstanding options was below the average market price for the related period.

                        Crown Cork & Seal Company, Inc.


C.       Inventories
         -----------

                     -----------------------------------------------------------
                                                     March 31,      December 31,
                                                       2000             1999
                     -----------------------------------------------------------
                     Finished goods                  $  635           $  503
                     Work in process                    179              174
                     Raw material and supplies          640              635
                                                     ------           ------
                                                     $1,454           $1,312
                                                     ======           ======



   D.    Restructuring
         -------------

         During 1998, the Company provided $179 for the costs associated with a plan to close thirteen plants and reorganize three additional plants. Included in this restructuring provision was the cost of providing severance and related benefits estimated at $99, covering the reduction of approximately 2,900 employees, 1,900 of whom were involved in direct manufacturing operations, a charge of $60 reflecting the impairment of property, plant and equipment principally located in the Americas Division and other non-recurring costs estimated at $20. During 1999, management decided not to close one of the plants identified in the 1998 provision and, accordingly, reversed the reserve previously established to income. The Company closed one plant in Europe and reorganized certain research and development functions worldwide. The impact of these 1999 adjustments was a net credit to income of $7, of which $6 covered reduced severance costs and employee benefits and $1 was for lower exit costs. The Company estimates that the 1998 restructuring program will generate after-tax savings of approximately $59 ($.45 per share) on an annualized basis when fully implemented after giving effect to the reversal discussed above.

         Remaining balances in the reserves represent contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components in the first quarter of 2000 were as follows:


                                                           Employee      Other Exit
         (in millions)                                     Severance       Costs        Total
                                                           ---------     ----------     -----

         Opening balance............................        $  14          $  7         $  21
         Payments made..............................           (5)           (1)           (6)
         Other movements *..........................           (1)                         (1)
                                                            -----          ----         -----
         Closing balance............................        $   8          $  6         $  14
                                                            =====          ====         =====

         *  includes translation adjustments

         During the first quarter of 2000, payments of $5 were made primarily related to termination benefits under contractual arrangements covering previously terminated employees. Payments of $1 were made for other exit costs, including dismantlement costs, equipment removal and various contractual obligations.

         The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic

                        Crown Cork & Seal Company, Inc.


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

E.       Supplemental Cash Flow Information
         ----------------------------------

         Cash payments for interest, net of amounts capitalized were $65 and $76 during the three months ended March 31, 2000 and 1999, respectively. Cash payments for income taxes amounted to $6 and $15 during the three months ended March 31, 2000 and 1999, respectively.

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

                                                       Quarter ended March 31,
                                                       -----------------------
         2000                 Americas       Europe       Asia-Pacific       Other       Total
         ----                 --------       ------       ------------       -----       -----

         External sales       $  830         $  740          $   70                     $1,640
         Segment income           75             76               6          ($23)         134

         1999
         ----
         External sales          871            835              88                      1,794
         Segment income           76             86               9           (19)         152




         The  following  table  reconciles  the  Company's   segment  income  to
         consolidated pre-tax income:

                                                 Three Months Ended March 31,
                                                 ----------------------------
         INCOME                                      2000            1999
                                                 ----------------------------
         Total segment income                        $134            $152
         Interest expense                              92              93
         Interest income                               (4)             (8)
         Gain on sale of assets                                        (2)
         Translation & exchange adjustments                             9
                                                     ----            ----
                   Consolidated pre-tax income       $ 46            $ 60
                                                     ====            ====

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

         The Company is also subject to various lawsuits and claims with respect to matters such as governmental and environmental regulations and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.

H.       Recent Accounting Pronouncements
         --------------------------------

         Recently issued accounting pronouncements include Financial Interpretation ("FIN") No. 44 "Accounting for Certain Transactions involving Stock Compensation: An Interpretation of APB Opinion No.
         25," issued by the Financial Accounting Standards Board ("FASB") in March 2000, Staff Accounting Bulletin ("SAB") No. 101 "Revenue
         Recognition in Financial Statements," issued by the Securities and Exchange Commission ("SEC") in December 1999 and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998.

         SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 outlines the basic criteria that must be met to recognize revenue. Adoption of SAB No. 101, as amended by SAB No. 101A, is required by the second quarter of 2000, and early adoption is permitted. The Company is currently evaluating the guidelines in this SAB, but does not expect that it will have an impact on its results of operations.

         FIN No. 44, among other issues, clarifies the application of Accounting Principles Board ("APB") No. 25 regarding (1) the definition of employee for purposes of applying APB No. 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 will be effective July 1, 2000. However, certain of the

                        Crown Cork & Seal Company, Inc.


         conclusions included in the interpretation apply to events occurring after December 15, 1998 or January 12, 2000. The December 15, 1998 effective date applies prospectively after July 1, 2000 to the accounting for certain exercise price modifications made after December 15, 1998 and for the definition of an employee for purposes of determining eligibility to apply APB No. 25 to accounting for stock option grants to such persons where the grant occurred after December 15, 1998. Management is currently evaluating the effect FIN No. 44 will have on its financial position or results of operations.

         In June 1999 the FASB issued SFAS No. 137, an amendment to SFAS No. 137 effectively deferred the transition date to January 1, 2001 from
         January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives are recognized as either assets or liabilities in the statement of financial position and are measured at their fair values. The standard also significantly changes the requirements for hedge accounting. The Company continues to evaluate the requirements of this standard and is preparing an implementation plan.

I.       Foreign Currency Risk
         ---------------------

         The Company manages its risk to adverse fluctuations in foreign exchanges rates through the use of a netting strategy which matches foreign currency assets and liabilities whenever possible and the use of financial instruments. These financial instruments are foreign currency contracts, such as swaps and forwards. At March 31, 2000, the Company had outstanding contracts, primarily in European currencies, Singapore dollars, Canadian dollars and U.S. dollars (both buy and sell) for an aggregate notional amount of $1,520 compared to $1,336 at December 31, 1999. Based on exchange rates at March 31, 2000 and the maturity dates of the various contracts, the fair value of these items at March 31, 2000 was approximately $10 below the contract notional value. Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

                        Crown Cork & Seal Company, Inc.



                         PART I - FINANCIAL INFORMATION


Item 2.  Management's  Discussion  and   Analysis  of  Financial  Condition  and
         Results of Operations (in millions, except share, per share, employee, shareholder and statistical data)

         Introduction
         ------------

         The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2000, compared to the corresponding period in 1999 and the changes in financial condition and liquidity from December 31, 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, along with the consolidated financial statements and related notes included in and referred to within this report.

                             Results of Operations
                             ---------------------

         Net Income and Earnings Per Share
         ---------------------------------

         Net income available to common shareholders for the quarter ended March 31, 2000 was $21, a decrease of $5 or 19.2% when compared to the respective prior year amount of $26. Earnings per common share decreased $.04 or 19.0% to $.17 from $.21 a year earlier. The decline in earnings primarily reflects lower net sales of both beverage cans in North America and food cans in Europe as well as the impact from the continued strengthening of the U.S. dollar against many foreign currencies. Competitive market conditions from 1999 continued into the first quarter of 2000. In the U.S., a beverage can competitor decided to maintain substantial excess capacity prior to recently agreeing to sell out to another competitor. This competitor's decision has contributed to near-term price and volume pressure. The Company's European food can business remains profitable, but we expect that pricing and volume will remain challenging in the near-term. Management is also cautious about possibly higher interest rates during the remainder of 2000.

         Net Sales
         ---------

         Net sales in the quarter decreased $154 or 8.6% to $1,640 from $1,794 in 1999 due primarily to foreign exchange translation, business divestitures and lower sales unit volumes of beverage cans in North America and of food cans in Europe. Foreign exchange translation reduced net sales by $68 in the first quarter of 2000 as compared to the same period in 1999. During 1999, the Company divested its composite can operations in the U.S., its Golden Aluminum facilities in the U.S. and a majority portion of its South African beverage can business. Divested operations contributed $35 to net sales in the first quarter of 1999. Excluding the effects of foreign currency translation and businesses divested, net sales would have been 2.8% lower than in the first quarter of 1999. Sales from U.S. operations decreased by 7.1% and those in non-U.S. markets decreased by 9.5%. U.S. sales accounted for approximately 40% of consolidated net sales in the first quarter of both 2000 and 1999. Sales of beverage cans and ends as a percentage of consolidated net sales increased to 31.0% from 29.4% and sales of food cans and ends decreased in the first quarter to 28.5% from 31.3% compared to the first quarter of 1999.

                        Crown Cork & Seal Company, Inc.

         An analysis of comparative net sales by operating division follows:

                                                  Net Sales
                                 -----------------------------------------------
                                    First Quarter          Increase / (Decrease)
                                 ------------------        ---------------------
         Division:                2000        1999            $           %
                                 ------      ------         ------     ------
         Americas                $  830      $  871         ($41)       (4.7)
         Europe                     740         835          (95)      (11.4)
         Asia-Pacific                70          88          (18)      (20.5)
         Other
                                 ------      ------         ------
                                 $1,640      $1,794         ($154)      (8.6)
                                 ======      ======         ======

         The decrease in 2000 Americas Division net sales is primarily due to operations divested of $21 and to lower sales unit volumes of beverage and food cans in North America. Plastic beverage and specialty closure sales unit volumes grew by 13.0% and 23.7%, respectively, in the first quarter. North American aerosol can sales unit volumes were 3.0% higher, while PET beverage container volume slipped 2.3% compared to the first quarter of 1999. The Company's Risdon-AMS beauty care packaging business benefited from increased demand across all of its core products: fragrance pumps, eyecare and lipsticks. Beverage can volume in South America was up 34.4% in the first quarter which reflects the recovery of these markets from the early first quarter 1999 economic turmoil resulting from the devaluation of Brazil's local currency against the U.S. dollar.

         Net sales in the European Division decreased compared to 1999 as a result of the effects of the continued strengthening of the U.S.
         dollar against the Euro which reduced division net sales by $69, operations divested of $14 and lower sales unit volumes of food cans across the Division. Excluding currency translation and operations divested, net sales would have been 98.6% of the prior year level. Food can unit volumes were down 3.7% in the quarter as growth in Belgium and Central Europe was offset by market softness in the U.K. and Germany. Beer and beverage can volume was up 4.9% across the division with strong demand in the U.K., Spain and northwest Europe. The Plastics sector enjoyed increased demand across most product lines, most notably beverage and specialty closures and health and beauty care packaging.

         Net sales in the Asia-Pacific Division decreased in 2000 as compared to 1999 primarily due to lower sales unit volumes of beverage cans and food cans. Beverage can volume was down 20% as customer demand remained very weak in China and northern Vietnam, offsetting good performances in Malaysia, Singapore and Thailand. Food can sales unit volumes were down 16% across the division with the majority of the decline attributable to Thailand. Although the overall Thai business environment remains healthy, shipments of coffee and seafood cans were lower than in the first quarter of 1999. The division enjoyed an increase in unit volume shipments of plastic beverage closures as demand was very strong in China and Thailand.

         Cost of Products Sold
         ---------------------

         Cost of products sold, excluding depreciation and amortization, was $1,293 for the quarter ended March 31, 2000, a decrease of $125 or 8.8% compared to $1,418 for the same period in 1999. The decrease primarily reflects lower net sales as described above.

         As a percentage to net sales, cost of products sold was 78.8% compared to 79.0% for the first quarter of 1999. The improvement in gross margin as a percentage to net sales is due primarily to the benefits derived from the Company's continuing cost containment and restructuring programs, offset to some extent by lower net sales which in turn results in lower margin contribution and by competitive influences on selling prices across many product lines.

                        Crown Cork & Seal Company, Inc.

         Selling and Administrative
         --------------------------

         Selling and administrative expenses for the quarter ended March 31, 2000 were $85, a decrease of $6 or 6.6% from the first quarter of 1999. As a percentage to net sales, selling and administrative expenses, excluding depreciation, were 5.2% in the first quarter as compared to 5.1% for the same period of 1999. The decrease in 2000 costs is directly related to the continuing rationalization of these costs throughout the Company and the appreciation of the U.S. dollar against the Euro.

         Operating Income
         ----------------

         For the quarter ended March 31, 2000, consolidated operating income decreased $18 to $134 from $152 at March 31, 1999. Operating income as a percentage to net sales was 8.2% for the first quarter of 2000 as compared to 8.5% in 1999. An analysis of operating income by operating division follows:

                                                Operating Income
                                  ----------------------------------------------
                                    First Quarter          Increase / (Decrease)
                                  ----------------         ---------------------
         Division:                2000        1999             $           %
                                  ----        ----           ----        ----
         Americas                 $ 75        $ 76           ( 1)       ( 1.3)
         Europe                     76          86           (10)       (11.6)
         Asia-Pacific                6           9           ( 3)       (33.3)
         Other                     (23)        (19)          ( 4)       (21.1)
                                  ----        ----           ----
                                  $134        $152           (18)       (11.8)
                                  ====        ====           ====

         As a percentage of net sales, Americas Division operating income was 9.0% in the first quarter of 2000 as compared to 8.7% for the same period in 1999. The increase in first quarter 2000 operating margin as a percentage to net sales was primarily due to (i) continuing cost savings from the 1998 restructuring program, (ii) sales unit volume gains of aerosol cans and plastic closures in North America, (iii) sales unit volume gains of beauty care packaging products and (iv) sales unit volume gains of beverage cans in South America which offset sales unit volume declines of beverage and food cans in North America. The slight decrease in absolute operating margin is a result of lower net sales.

         European Division operating income as a percentage of net sales was 10.3% in both the first quarter of 2000 and the first quarter of 1999. The decrease in first quarter 2000 operating income was primarily due to (i) sales unit volume decreases of food cans, (ii) the strengthening of the U.S. dollar against the Euro and (iii) the effect of competitive pricing across several product lines which offset sales unit volume gains of (i) beer and beverage cans, (ii) plastic beverage and specialty closures and (iii) health and beauty care packaging products. While pricing remains competitive across many product lines, the Company has been able to partially offset these pricing situations through restructuring, capital expenditure and other cost improvement programs.

         In the first quarter of 2000, operating income in the Asia-Pacific Division was 8.6% of net sales as compared to 10.2% for the same period in 1999. The decrease in 2000 operating income and margins was due primarily to sales unit volume decreases of (i) beverage cans in China and (ii) food cans in Thailand offsetting sales unit volume increases of (i) beverage cans in Malaysia, Singapore and Thailand and (ii) plastic beverage closures in China and Thailand.

                        Crown Cork & Seal Company, Inc.

         Net Interest Expense / Income
         -----------------------------

         Net interest expense was $88 in the first quarter, an increase of $3 or 3.5% compared to first quarter 1999 net interest expense of $85. The increase in net interest expense is due primarily to (i) lower interest income, a result of lower invested cash balances, and (ii) generally higher interest rates which have offset the effect of (i) lower total debt and (ii) the effect of foreign currency translation.

         Gain on Sale of Assets
         ----------------------

         During the first quarter of 2000, the Company realized $4 of gains resulting from the sale of real estate in Spain. The Company also recognized losses of approximately $4 on other real estate and machinery and equipment.

         Taxes on Income
         ---------------

         The effective tax rate in the first quarter of 2000 was 41.3% as compared to 46.7% for the same period of 1999. The decrease in the effective rate is due to (i) the non-deductible 1999 foreign exchange loss in Brazil of $9 which did not recur in the first quarter of 2000,
         (ii) increased pre-tax income in other lower tax rate countries in South America and Asia and (iii) the reduction of a previously established valuation allowance of $4 for net operating loss carryforwards in Mexico. This benefit was realized in the first quarter of 2000.

         Minority Interests, Net of Equity in Earnings of Affiliates
         -----------------------------------------------------------

         The charge for minority interests, net of equity earnings, increased by $2 in the first quarter of 2000 over 1999. This increase was due to improved results in Brazil and Colombia partially offset by lower profits in the Company's consolidated joint ventures in China and Morocco.


                        Liquidity and Capital Resources
                        -------------------------------

         Cash from Operations
         --------------------

         Net cash of $203 was used by operating activities during the three months ended March 31, 2000 as compared to cash used of $235 for the same period in 1999. The $32 improvement is due to lower working capital employed, a result of better working capital management in 1999 which has carried into 2000. For the three months ended March 31, 1998, the Company used net cash of $325 from operating activities.

         Investing Activities
         --------------------

         Investing activities used cash of $49 during the quarter ended March 31, 2000 compared with cash used of $73 for the same period of 1999 and cash used of $147 for same period of 1998. Capital expenditures for the first quarter of 2000 were $57, a decrease of $25 as compared to capital expenditures of $82 during the same period of 1999. Capital expenditures totaled $113 in the first quarter of 1998. The Company intends to limit its capital spending to no more than $300 in 2000. The Company will continue to evaluate projects which provide growth opportunities and those that develop new technologies.

                        Crown Cork & Seal Company, Inc.

         Financing Activities
         --------------------

         Financing activities provided cash of $238 in the first quarter compared with cash provided of $323 in the first quarter of 1999. Lower working capital employed has been maintained throughout the first quarter of 2000 and, as such, the increase from December 31, 1999 in commercial paper borrowings in the first quarter of 2000 is lower than in the first quarter of 1999.

         Total debt, net of cash and cash equivalents, at March 31, 2000 was $5,059 and represents an increase of $222 above the December 31, 1999 level of $4,837. Total debt, net of cash and cash equivalents, as a percentage to total capitalization was 62.3% at March 31, 2000 as compared to 60.3% at December 31, 1999. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity.

         The increase in total debt, net of cash and cash equivalents, from December 31, 1999 is due primarily to the funding of working capital requirements on a short-term basis through the issuance of commercial paper. The increase in total debt as a percentage to total capitalization was also impacted by a reduction in shareholders' equity due to negative currency translation adjustments in the first quarter of 2000.

         Recent Accounting Pronouncements
         --------------------------------

         The Company is currently reviewing the guidelines of the following accounting and reporting pronouncements: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998; SAB No. 101, "Revenue Recognition in Financial Statements," issued by the SEC in December 1999 and FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25, " issued by the FASB in March 2000. Details of these pronouncements are contained in Note H to the consolidated financial statements which appear on pages 9 and 10 of this Quarterly Report on Form 10-Q. Management expects that SAB 101 and FIN 44 will not have a material impact on the Company's financial condition and results of operations.

         The Company continues to review SFAS No. 133 along with a recent proposed amendment to determine the extent of its impact on the Company's financial condition and results of operations.


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

         Based on information to date, the Company has not experienced any significant Year 2000 or leap year problems. Also, the Company's suppliers and customers have not experienced any Year 2000 problems which have had a significant impact on the Company.

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

                        Crown Cork & Seal Company, Inc.

         In connection with its Year 2000 project, the Company has spent approximately $19 of which $9 has been expensed. The Company does not anticipate significant future costs related to the Year 2000 issue beyond those incurred through December 31, 1999. This spending does not include labor costs for employees assigned to the Year 2000 project, as it was not practicable to accumulate such costs. Funding for the Year 2000 project came from operating cash flows.

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

         The largest non-participating country is the United Kingdom ("U.K.") which provides approximately 13% of the Company's revenues and is a major trading partner with the participating countries. Due to the non-participation of the U.K. in the Euro, the competitive position of the Company's U.K. operations is subject to, among other things, fluctuations in the exchange rate between Euro and sterling. Price competition may arise from imports into the U.K. or from the U.K. operations exporting to the European continent. At March 31, 2000, approximately 63% of the contract notional value of outstanding foreign exchange contracts involve the Euro, primarily with sterling.

         With the convergence of short-term interest rates within the EU, the foreign exchange exposure between the currencies of participating countries has diminished considerably. The Company's foreign exchange exposure management has systematically been adapted to this evolution, thereby benefiting from reduced hedging costs. The definitive fixing of the exchange rates will only make this benefit permanent.

         The Company has identified and substantially addressed the significant issues that may have resulted or will result from the Euro conversion. These issues include increased competitive pressures from greater price transparency, changes in information systems to accommodate various aspects of the new currency and exposure to market risk with respect to financial instruments. The conversion to the Euro, including the costs of implementation, has not been and is not expected to be material. However, the Company cannot guarantee that, with respect to the Euro conversion, all problems, including long-term competitive implications of the conversion, will be foreseen and corrected and that no material disruption of the Company's business will occur.

         Forward Looking Statements
         --------------------------

         Statements included herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, in the "Year 2000" and "Euro Conversion" sections, and in the discussion of the restructuring plans in Note D to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: "Business" and Item 3: "Legal Proceedings" and in Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations", within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

                        Crown Cork & Seal Company, Inc.

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

         A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 within Part II, Item 7; "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Forward Looking Statements" and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         As of March 31, 2000 there have been no material changes in the Company's market risk exposure as described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                        Crown Cork & Seal Company, Inc.


                          PART II - OTHER INFORMATION


Item 2.  Changes in Securities

         On February 26, 2000, 8,132,816 shares of the Company's 4.5% cumulative convertible preferred stock ("acquisition preferred"), the amount then outstanding, mandatorily converted into 7,410,297 shares of common stock.

         On February 14, 2000, 193,135 shares of the Company's acquisition preferred were converted into 175,975 shares of common stock.

Item 4.  Submission of Matters to Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held April 27, 2000. The matters voted upon and the results of the votes are as follows:


                                                   - - - VOTES - - -
                                           ---------------------------------

         (1)     Election of the Board of Directors

                                                For                Withheld
                                                ---                --------

                William J. Avery            107,083,979            2,452,360

                Henry E. Butwel             106,233,026            3,303,313

                John W. Conway              107,194,850            2,341,489

                Arnold W. Donald            107,169,520            2,366,819

                Marie L. Garibaldi          107,130,711            2,405,628

                John B. Neff                107,191,478            2,344,861

                James L. Pate               107,160,249            2,376,090

                Thomas A. Ralph             106,072,820            3,463,519

                Alan W. Rutherford          107,152,545            2,383,794

                Harold A. Sorgenti          107,184,586            2,351,753

                Guy de Wouters              107,151,616            2,384,723


         (2) Amendment to the Company's 1997 Stock-Based Incentive Compensation Plan

                     For                    Withheld               Abstain
                 -----------                ---------              -------
                 103,215,036                5,636,683              684,620


Item 5.  Other Information

(1) On February 25, 2000, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock. Dividends are payable on May 22, 2000 to shareholders of record on May 4, 2000.

                        Crown Cork & Seal Company, Inc.


Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  10. Crown Cork & Seal Company, Inc. 1997 Stock-Based Incentive Compensation Plan, amended and restated (incorporated by reference to the Registrant's Definitive Additional Material on Schedule 14A filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

                  27.   Financial Data Schedule

         b)       Reports on Form 8-K

                  There were no reports on Form 8-K filed by Crown Cork & Seal & Company, Inc., during the quarter for which this report is filed.

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



         Date:      May 1, 2000
                    -----------