Form 10-Q
period 2000-06-30
CROWN CORK & SEAL CO INC
filed 2000-08-02
CIK 25890

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                  215-698-5100
              (Registrant's telephone number, including area code)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

There were 125,950,853 shares of Common Stock outstanding as of July 28, 2000.



================================================================================

                        Crown Cork & Seal Company, Inc.



                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------
Three months ended June 30,                                             2000              1999
--------------------------------------------------------------------------------------------------

Net sales                                                           $     1,876       $     1,997
                                                                    -----------       -----------
Costs, expenses & other income
  Cost of products sold, excluding depreciation and amortization          1,493             1,529
  Depreciation                                                               95                99
  Amortization                                                               30                32
  Provision for restructuring and other charges                              77
  Selling and administrative expense                                         78                91
  Gain on sale of assets                                                             (          2)
  Interest expense                                                           97                91
  Interest income                                                  (          6)     (          7)
  Translation and exchange adjustments                                        2                 1
                                                                    -----------       -----------
                                                                          1,866             1,834
                                                                    -----------       -----------
Income before income taxes                                                   10               163

Provision for income taxes                                                    8                55
Minority interests, net of equity earnings                         (          6)     (          8)
                                                                    -----------       -----------

Net income (loss)                                                  (          4)              100

Preferred stock dividends                                                                       4
                                                                    -----------       -----------

Net income (loss) available to common shareholders                 ($         4)      $        96
                                                                    ===========       ===========

Earnings (loss) per average common share:
                  Basic                                            ($       .03)      $       .78
                                                                    ===========       ===========
                  Diluted                                          ($       .03)      $       .77
                                                                    ===========       ===========

Dividends per common share                                          $       .25       $       .25
                                                                    ===========       ===========
Weighted average common shares outstanding:
                  Basic                                             127,433,082       122,350,114
                  Diluted                                           127,433,082       130,040,318
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Crown Cork & Seal Company, Inc.



                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------
Six months ended June 30,                                               2000              1999
--------------------------------------------------------------------------------------------------


Net sales                                                           $     3,516       $     3,791
                                                                    -----------       -----------
Costs, expenses & other income

  Cost of products sold, excluding depreciation and amortization          2,786             2,947
  Depreciation                                                              192               200
  Amortization                                                               61                64
  Provision for restructuring and other charges                              77
  Selling and administrative expense                                        163               182
  Gain on sale of assets                                                             (          4)
  Interest expense                                                          189               184
  Interest income                                                  (         10)     (         15)
  Translation and exchange adjustments                                        2                10
                                                                    -----------       -----------
                                                                          3,460             3,568
                                                                    -----------       -----------

Income before income taxes                                                   56               223

Provision for income taxes                                                   27                84
Minority interests, net of equity earnings                         (         10)     (         10)
                                                                    -----------       -----------

Net income                                                                   19               129

Preferred stock dividends                                                     2                 8
                                                                    -----------       -----------

Net income available to common shareholders                         $        17       $       121
                                                                    ===========       ===========

Earnings per average common share:
                  Basic                                             $       .14       $       .99
                                                                    ===========       ===========
                  Diluted                                           $       .14       $       .99
                                                                    ===========       ===========

Dividends per common share                                          $       .50       $       .50
                                                                    ===========       ===========

Weighted average common shares outstanding:
                  Basic                                             125,661,602       122,338,291
                  Diluted                                           127,996,659       129,984,457
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.



                    CONSOLIDATED BALANCE SHEETS (Condensed)
                      (In millions except per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                         2000           1999
--------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                           $   244          $   267
   Receivables                                           1,263            1,166
   Inventories                                           1,447            1,312
   Prepaid expenses and other current assets               110               96
                                                       -------          -------
                 Total current assets                    3,064            2,841
                                                       -------          -------

Long-term notes and receivables                             25               27
Investments                                                142              178
Goodwill, net of amortization                            4,021            4,228
Property, plant and equipment                            3,062            3,255
Other non-current assets                                 1,063            1,016
                                                       -------          -------
                 Total                                 $11,377          $11,545
                                                       =======          =======

Liabilities and shareholders' equity
Current liabilities
   Short-term debt                                     $ 1,685          $ 1,362
   Current maturities of long-term debt                     65              169
   Accounts payable and accrued liabilities              1,791            1,803
   United States and foreign income taxes                   63               80
                                                       -------          -------
                 Total current liabilities               3,604            3,414
                                                       -------          -------

Long-term debt, excluding current maturities            3,511             3,573
Postretirement and pension liabilities                    674               686
Other non-current liabilities                             659               686
Minority interests                                        288               295
Commitments and contingent liabilities
Shareholders' equity                                    2,641             2,891
                                                      -------           -------
                                   Total              $11,377           $11,545
                                                      =======           =======

Book value per common share                           $ 20.89           $ 22.46

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.



               CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)

----------------------------------------------------------------------------------------
Six months ended June 30,                                               2000       1999
----------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                                           $ 19       $129
   Depreciation and amortization                                         253        264
   Provision for restructuring and other charges                          55
   Gain on sale of assets                                                         (   3)
   Change in assets and liabilities, other than debt,
     net of businesses acquired                                        ( 392)     ( 523)
                                                                        ----       ----
        Net cash used in operating activities                          (  65)     ( 133)
                                                                        ----       ----
Cash flows from investing activities
   Capital expenditures                                                ( 116)     ( 178)
   Acquisition of businesses, net of cash acquired                                (  50)
   Proceeds from sale of property, plant and equipment                    20         21
   Other, net                                                          (   3)     (   4)
                                                                        ----       ----
        Net cash used in investing activities                          (  99)     ( 211)
                                                                        ----       ----
Cash flows from financing activities
   Proceeds from long-term debt                                            3          6
   Payments of long-term debt                                          ( 150)     ( 176)
   Net change in short-term debt                                         400        536
   Stock repurchased                                                   (  36)     (   1)
   Dividends paid                                                      (  65)     (  69)
   Minority contributions, net of dividends paid                       (   2)     (   5)
                                                                        ----       ----
        Net cash provided by financing activities                        150        291
                                                                        ----       ----
   Effect of exchange rate changes on cash and cash equivalents        (   9)     (  28)
                                                                        ----       ----

   Net change in cash and cash equivalents                             (  23)     (  81)
   Cash and cash equivalents at beginning of period                      267        284
                                                                        ----       ----
   Cash and cash equivalents at end of period                           $244       $203
                                                                        ====       ====

 ---------------------------------------------------------------------------------------
 Six months ended June 30,                                              2000       1999
 ---------------------------------------------------------------------------------------
 Schedule of non-cash investing activities:
      Acquisition of businesses:
        Fair value of assets acquired                                               $68
        Liabilities assumed                                                       (  18)
                                                                                   ----
                       Cash Paid                                                   $ 50
                                                                                   ====
----------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                         Crown Cork& Seal Company, Inc.



           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                      |                                                       Accumulated
                                                      |                                                         Other
                                Comprehensive Income  | Preferred   Common   Paid-In   Retained   Treasury   Comprehensive
                               Quarter   Year-To-Date |  Stock      Stock    Capital   Earnings    Stock        Income        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                          |  $349       $779     $1,317     $1,295     ($173)       ($676)       $2,891
Net income (loss)              ($ 4)         $ 19     |                                     19                                   19
Translation adjustments        ( 74)        ( 168)    |                                                         ( 168)      (   168)
                                ---          ----     |
Comprehensive income (loss)    ($78)        ($149)    |
                                ===          ====     |
Dividends declared:                                   |
    Common                                            |                                (    63)                             (    63)
    Preferred                                         |                                (     2)                                   2)
Stock repurchased                                     |                     (    25)               (  11)                   (    36)
Preferred stock conversions                           | ( 349)         1        311                   37
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                              |             $780     $1,603     $1,249     ($147)       ($844)       $2,641
====================================================================================================================================
                                                      |                                                       Accumulated
                                                      |                                                         Other
                                Comprehensive Income  | Preferred   Common   Paid-In   Retained   Treasury   Comprehensive
                               Quarter   Year-To-Date |  Stock      Stock    Capital   Earnings    Stock        Income        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                          |  $351       $779     $1,340     $1,250     ($167)       ($578)       $2,975
Net income                      $100         $129     |                                    129                                  129
Translation adjustments        (  71)       ( 210)    |                                                         ( 210)      (   210)
                                ----         ----     |
Comprehensive income (loss)     $ 29        ($ 81)    |
                                ====         ====     |
Dividends declared:                                   |
    Common                                            |                                (    61)                             (    61)
    Preferred                                         |                                (     8)                             (     8)
Stock repurchased                                     |                      (    1)                                        (     1)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                              |  $351       $779     $1,339     $1,310     ($167)       ($788)       $2,824
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

                        Crown Cork & Seal Company, Inc.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                  (Unaudited)


A.       Statement of Information Furnished
         ----------------------------------

         The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of June 30, 2000, and the results of its operations and cash flows for the periods ended June 30, 2000 and 1999, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

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

B.       Earnings Per Share
         ------------------

         The following table summarizes the basic and diluted earnings per common share computations for the periods ended June 30, 2000 and 1999, respectively:

                                                            2000                                   1999
                                           -------------------------------------   -----------------------------------
                                                           Average                                Average
        Quarter                               Income       Shares         EPS        Income       Shares        EPS
        -------                            -------------------------------------   -----------------------------------
        Net income                             ($ 4)                                    $100
           Less:
              Preferred stock dividends                                                (   4)
                                                ---                                     ----
        Basic EPS                              (  4)        127.4       ($ .03)           96       122.3       $ .78

        Potentially dilutive securities:
              Stock options                                                                           .1
              Assumed preferred
                 stock conversion                                                          4         7.6
                                               ----         -----                       ----       -----
        Diluted EPS                           ($  4)        127.4       ($ .03)         $100       130.0       $ .77
                                               ====         =====                       ====       =====


                                                            2000                                   1999
                                           -------------------------------------   -------------------------------------
                                                           Average                                 Average
        Year-to-date                          Income       Shares         EPS         Income       Shares        EPS
        ------------                       -------------------------------------   -------------------------------------
        Net income                             $ 19                                    $129
           Less:
            Preferred stock dividends         (   2)                                  (   8)
                                               ----                                    ----
        Basic EPS                                17         125.7       $ .14           121         122.3      $ .99

        Potentially dilutive securities:
             Stock options                                                                             .1
             Assumed preferred
                 stock conversion                                                         8           7.6
                                               ----         -----                      ----         -----
        Diluted EPS                            $ 17         125.7       $ .14          $129         130.0      $ .99
                                               ====         =====                      ====         =====

                        Crown Cork & Seal Company, Inc.


          Excluded from the computation of diluted earnings per share for the six months ended June 30, 2000 were 2.3 common share equivalents resulting from the assumed conversion of weighted average outstanding preferred stock. The conversion would have been anti-dilutive.

          Common shares contingently issuable upon the exercise of stock options, amounting to 7.8 and 5.1 shares for the quarters ended June 30, 2000 and 1999 and 7.9 and 5.1 shares for the six months ended June 30, 2000 and 1999, respectively, were excluded from the computation of diluted earnings per share because the grant price of the then outstanding options was above the average market price for the related period.

C.       Receivables
         -----------

         Included in the caption "Cost of products sold, excluding depreciation and amortization," the Company has provided $20 million ($13 after-tax or $.10 per diluted share) against a receivable from a U.S. food can customer that has filed a voluntary Chapter 11 bankruptcy petition. The Company believes that its net receivable is recorded at its recoverable value, but its ultimate realization is dependent upon the outcome of the bankruptcy proceedings.

         During the second quarter of 2000, the Company entered into a receivables securitization agreement on behalf of its North American operations. The agreement provides for the accelerated receipt of up to $220 of cash on available receivables. The securitization transactions have been accounted for as a sale in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivable sold under this securitization program have been reflected as a reduction in receivables in the accompanying consolidated balance sheet. At June 30, 2000 net proceeds received under this program were $105.

D.       Inventories
         -----------

                     -----------------------------------------------------------
                                                    June 30,       December 31,
                                                      2000            1999
                     -----------------------------------------------------------

                     Finished goods                 $  620          $  503

                     Work in process                   186             174

                     Raw  materials and supplies       641             635
                                                    ------          ------
                                                    $1,447          $1,312
                                                    ======          ======



E.       Restructuring
         -------------

         During the second quarter the Company provided $51 ($36 after-tax or $.28 per diluted share) for the costs associated with (i) overhead structure modifications in Europe resulting in the termination of approximately 700 employees and (ii) the closure of three Americas Division plants resulting in the termination of approximately 350 employees. These costs included severance pay and benefits, write-down of assets, lease termination and other exit costs. The cost of providing severance pay and benefits for the reduction of approximately 1,050 employees was $45 and is primarily a cash expense. The cost associated with the write-down of assets was $2. Lease termination and other exit costs were $4.

                        Crown Cork & Seal Company, Inc.


         During 1998, the Company provided $179 for the costs associated with a plan to close thirteen plants and reorganize three additional plants During 1999, management decided not to close one of the plants identified in the 1998 provision and, accordingly, reversed the reserve previously established to income. Also in 1999, the Company closed one plant in Europe and reorganized certain research and development functions worldwide. The impact of this 1999 activity was a net credit to income of $7, of which $6 covered reduced severance costs and employee benefits and $1 was for lower exit costs.

         Balances remaining in the reserves represent new provisions as well as contracts or agreements whereby payments from prior restructuring actions are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components during the first six months of 2000 were as follows:

                                      Termination  Other Exit   Asset
                                       Benefits      Costs    Write-down   Total
                                       --------      -----    ----------   -----

         January 1....................    $14          $7                   $21
         Provision....................     45           4           2        51
         Payments.....................   (  9)        ( 2)                 ( 11)
         Transfer against assets......                           (  2)     (  2)
         Other *......................   (  3)        ( 1)                 (  4)
                                          ---          --         ---       ---
                   Total..............    $47          $8                   $55
                                          ===          ===        ===       ===

         *  includes translation adjustments


         During the first six months of 2000, payments of $9 were made related to the termination of approximately 150 employees, 106 of whom were involved in direct manufacturing operations. Payments of $2 were made for other exit costs, including dismantlement costs, equipment removal and various contractual obligations.

         The foregoing restructuring charges represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters, many of which are outside the Company's control. The Company's estimates of cost savings, which are unaudited, are not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and are subject to the considerations described under "Forward-Looking Statements" within "Management's Discussion and Analysis of Financial Condition and Results of Operations." Shareholders are cautioned not to place undue reliance on the estimates or the underlying assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

F.       Asset Impairments
         -----------------

         Included in the caption "Provision for restructuring and other charges" within the Consolidated Statements of Income, the Company recorded a charge of $26 ($19 after-tax or $.15 per diluted share) in the second quarter to write-off a minority interest in a machinery company and an investment in Eastern Europe due to uncertainty regarding the ultimate recovery of these investments. The events which caused the Company to review its investments for impairment were a Chapter 11 bankruptcy petition filed by the machinery company and the politically unstable environment in which the Company's investment in Eastern Europe operates.

                        Crown Cork & Seal Company, Inc.


G.       Supplemental Cash Flow Information
         ----------------------------------

         Cash payments for interest, net of amounts capitalized, were $186 and $204 during the six months ended June 30, 2000 and 1999, respectively. Cash payments for income taxes amounted to $27 and $40 during the six months ended June 30, 2000 and 1999, respectively.

H.       Segment Information
         -------------------

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

         The interim segment information is as follows:

                             Quarter ended June 30,
                             ----------------------
         2000                 Americas       Europe      Asia-Pacific      Other       Total
         ----                 --------       ------      ------------      ------      -----
         External sales        $  972        $  825          $ 79                      $1,876
         Restructuring and
             other charges         10            47                          $20           77
         Segment income            76            57             6          (  36)         103

         1999
         ----
         External sales           981           930            86                       1,997
         Segment income           103           154            11          (  22)         246


                            Six months ended June 30,
                            -------------------------
         2000                 Americas       Europe      Asia-Pacific      Other       Total
         ----                 --------       ------      ------------      -----       -----
         External sales        $1,802        $1,565          $149                     $3,516
         Restructuring and
             other charges         10            47                          $20          77
         Segment income           151           133            12          (  59)        237

         1999
         External sales         1,852         1,765           174                      3,791
         Segment income           179           240            19          (  40)        398



         The  following   table  reconciles   the  Company's  segment  income to
         consolidated pre-tax income:

                                             Second Quarter Ended          Six Months Ended
                                                    June 30,                   June 30,
                                             --------------------          ----------------
                                                 2000      1999             2000      1999
                                                 ----      ----             ----      ----
         Total segment income                    $103      $246             $237      $398
         Interest expense                          97        91              189       184
         Interest income                        (   6)    (   7)           (  10)    (  15)
         Gain on sale of assets                           (   2)                     (   4)
         Translation and exchange adjustments       2         1                2        10
                                                 ----      ----             ----      ----
         Consolidated pre-tax income             $ 10      $163             $ 56      $223
                                                 ====      ====             ====      ====


                        Crown Cork & Seal Company, Inc.


I.       Commitments and Contingent Liabilities
         --------------------------------------

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

J.       Recent Accounting Pronouncements
         --------------------------------

         In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, an amendment to SFAS No. 133. This statement is effective concurrently with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB statement No. 133, an amendment of FASB statement No. 133." SFAS No. 137 deferred the effective date of the accounting and reporting requirements of SFAS No. 133 to fiscal years beginning after June 15, 2000. These statements establish accounting and reporting standards for derivative instruments and hedging activities. These statements require that a company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company continues to evaluate the requirements of these statements and to prepare an implementation plan.

         In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB No. 101, as amended by SAB Nos. 101A and 101B, issued during 2000, is required by the fourth quarter of 2000. The Company continues to evaluate the guidelines of this SAB.

                         Crown Cork & Seal Company, Inc.


K.       Foreign Currency Risk
         ---------------------

         The Company manages its risk to adverse fluctuations in foreign exchange rates through the use of a netting strategy which matches foreign currency assets and liabilities whenever possible and the use of financial instruments. These financial instruments are foreign currency contracts, such as swaps and forwards. At June 30, 2000, the Company had outstanding contracts, primarily in European currencies, Singapore dollars, Canadian dollars and U.S. dollars (both buy and sell) for an aggregate notional amount of approximately $1,290 compared to $1,336 at December 31, 1999. Based on exchange rates at June 30, 2000 and the maturity dates of the various contracts, the fair value of these items at June 30, 2000 was the same as the contract notional value. Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

                        Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (in millions, except share, per share, employee, shareholder and statistical data)

         Introduction
         ------------

         The following discussion presents management's analysis of the results of operations for the six months ended June 30, 2000, compared to the corresponding period in 1999 and the changes in financial condition and liquidity from December 31, 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, along with the consolidated financial statements and related notes included in and referred to within this report.

         Restructuring and Other Charges
         -------------------------------

         During the second quarter, the Company provided $51 ($36 after-tax or $.28 per share) for the costs associated with structure modifications in Europe resulting in the termination of approximately 700 employees and the closure of three Americas Division plants resulting in the termination of approximately 350 employees. The cash impact of the restructuring plan this year is currently estimated at $5, when completed. The Company anticipates that the restructuring actions will generate after-tax savings of approximately $30 ($.24 per diluted share) on an annualized basis when fully implemented. Additional details about the restructuring activities are provided in Note E to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

         During the second quarter, the Company also provided $26 ($19 after-tax or $.15 per share) for asset impairments. Additional details about the asset impairment charges are provided in Note F to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

                             Results of Operations
                             ---------------------

         Net Income and Earnings Per Share
         ---------------------------------

         Net income available to common shareholders for the quarter ended June 30, 2000 was a loss of $4, a decrease of $100 when compared to prior year income of $96. Earnings per diluted share was a loss of $.03 in the quarter compared to a gain of $.77 a year earlier. The decline in earnings includes the impact of after-tax charges of $55, or $.43 per diluted share for restructuring and other charges identified above, and $13 or $.10 per diluted share for a bad debt provision for a U.S. food can customer. Excluding the charges noted above as well as gains on sale of assets, earnings per diluted share was $.50, a decrease of $.26 or approximately 34% from $.76 a year earlier.
         The decrease is due primarily to lower U.S. beverage and food can volumes, lower European food can volumes, higher resin costs, competitive pressures on pricing across several products, and rising interest rates, all of which management expects will continue in the near-term.

         For the six months ended June 30, 2000, net income available to common shareholders was $17 or $.14 per common share compared to net income of $121 or $.99 per common share for the same period in 1999. Excluding the effects of the charges noted above as well as any gain on sale of assets in 2000 and 1999, net income available to common shareholders was $85 or $.68 per common share as compared with $118 or $.97 per common share for the same period in 1999.

                        Crown Cork & Seal Company, Inc.

         Net Sales
         ---------

         Net sales in the second quarter of $1,876 decreased $121 or 6.1% compared to 1999 sales of $1,997, due to (i) currency translation from the continuing strength of the U.S. dollar against most European currencies, (ii) lower sales unit volumes of beverage cans in the U.S. and food cans in the U.S. and Europe, and (iii) business divestitures, offset by the partial pass-through of higher aluminum and resin costs. Net sales for the six months ended June 30, 2000 decreased $275 or 7.3% compared to 1999. Foreign currency translation reduced net sales by $87 in the second quarter of 2000 as compared to the same period in 1999. Divested operations also accounted for $23 of the decrease in sales compared to the second quarter of 1999. Sales from U.S. operations decreased 4.6% and those in non-U.S. operations decreased 7.1%, with U.S. sales accounting for approximately 41% of total net sales in the second quarter of both years. Sales of beverage cans and ends increased to 34.0% from 32.4% of total net sales, while food cans and ends represented 27.4% in 2000 as compared to 29.5% in the second quarter of 1999.

         An analysis of comparative net sales by operating division follows:

                                    Net Sales                 Percentage Change
                         ---------------------------------    -----------------
                         Second Quarter   Six Months Ended    Second      Six
                         2000     1999     2000      1999     Quarter    Months
                         ----     ----     ----      ----     -------    ------
         Divisions:

         Americas       $  972   $  981   $1,802    $1,852      ( 1%)     ( 3%)
         Europe            825      930    1,565     1,765      (11%)     (11%)
         Asia-Pacific       79       86      149       174      ( 8%)     (14%)
         Other
                        ------   ------    ------   ------
                        $1,876   $1,997    $3,516   $3,791      ( 6%)     ( 7%)
                        ======   ======    ======   ======


         Net sales in the Americas Division decreased $9 and $50 for the three and six months ended June 30, 2000, compared with the same periods in 1999. The decrease in the second quarter was primarily due to $23 of divested operations and to lower U.S. beverage can volumes, offset by the partial pass-through of increased aluminum and resin costs. Beverage can volumes decreased 2.4% as increases in Latin America were offset by lower U.S. volumes. The improvement in Latin America reflects the recovery of these markets from the slowdown caused by the devaluation of the Brazilian currency in early 1999. Aerosol can volumes increased 2.1% while division food can volumes decreased 1.2%. U.S. food can volumes for the remainder of the year may be affected by the customer currently in Chapter 11. U.S. plastic beverage closure volumes have increased 2.5% while PET beverage container volumes decreased 2.5%.

         Net sales in the European Division decreased $105 and $200 for the three and six months ended June 30, 2000, compared to the same periods in 1999. The decrease in the quarter was largely due to the effect of currency translation ($85)from the continued strength of the U.S dollar against most European currencies. Excluding the effects of currency translation, net sales in the second quarter would have decreased 2.2% versus 1999, primarily due to sales unit volume losses in the U.K. and Italy. These losses were offset by volume gains of 4.8% in beer and beverage cans, and gains throughout the plastics operations.

         Net sales in the Asia-Pacific Division decreased $7 and $25 for the three and six months ended June 30, 2000 compared to the same periods in 1999. The decrease in the second quarter was primarily due to lower volumes and prices in the Chinese beverage can market. Overall second quarter beverage can volumes were within 1% of 1999 levels, as the losses in China were offset by stronger demand in most of Southeast Asia. Demand for plastic beverage closures remained strong in China and Thailand while food can volumes were at the same level as 1999.

                        Crown Cork & Seal Company, Inc.

         Cost of Products Sold
         ---------------------

         Cost of products sold, excluding depreciation and amortization, was $1,493 for the quarter, a decrease of $36 or 2.4% as compared to $1,529 for the same period of 1999. Cost of products sold for the six months ended June 30, 2000 was $2,786, a decrease of 5.5% compared to the same period of 1999. The decrease was primarily due to lower net sales and currency translation as described above.

         As a percentage to net sales, cost of products sold was 79.6% for the second quarter compared to 76.6% for the same period in 1999. For the six months ended June 30, 2000, cost of products sold was 79.2% compared to 77.7% in 1999. Excluding the bad debt charge for a U.S. food can customer as noted above, cost of products sold was 78.5% and 78.7% for the three and six months ended June 30, 2000.

         Selling and Administrative
         --------------------------

         Selling and administrative expenses, excluding depreciation, were $78 for the second quarter, a decrease of $13 or 14.3% compared to 1999. As a percentage to net sales, selling and administrative expenses were 4.2% compared to 4.6% in the second quarter of 1999. The decrease in the current year is due to prior years' restructuring efforts and the appreciation of the U.S. dollar against most European currencies.

         Operating Income
         ----------------

         For the quarter ended June 30, 2000 operating income decreased to $103 from $246 in the second quarter of 1999. For the first six months operating income decreased to $237 from $398 in the prior year. The 2000 operating income included $77 related to restructuring and other charges as described in Notes E and F to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. An analysis of operating income by division, excluding restructuring and other charges of $77, follows:

                                  Operating  Income            Percentage Change
                         ---------------------------------     -----------------
                         Second Quarter   Six Months Ended     Second      Six
                         2000     1999     2000      1999      Quarter    Months
                         ----     ----     ----      ----      -------    ------
         Divisions:

         Americas        $ 86     $103     $161      $179       (17%)      (10%)
         Europe           104      154      180       240       (32%)      (25%)
         Asia-Pacific       6       11       12        19       (45%)      (37%)
         Other          (  16)   (  22)   (  39)    (  40)       27%         3%
                         ----     ----     ----      ----
                         $180     $246     $314      $398       (27%)      (21%)
                         ====     ====     ====      ====

         Americas Division operating income was $86 or 8.8% of net sales in the second quarter compared to $103 or 10.8% in the same period of 1999. Excluding the charge of $20 taken for the write-off of a bad debt as discussed in Note C to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, second quarter 2000 operating income was $106 or 10.9% of net sales. The increase in 2000 operating margins was due to prior years' cost reduction programs and to strong performances in Latin American beverage can operations, partially offset by lower beverage and food can volumes in North
         America, and significant increases in resin costs which were not completely passed through to customers.

                        Crown Cork & Seal Company, Inc.

         European Division operating income of $104 or 12.6% of net sales decreased from $154 and 16.6% in the second quarter of 1999. The decrease of $50 was primarily due to (i) food can sales unit volume decreases, (ii) foreign exchange translation due to the strong U.S. dollar, (iii) increased resin costs, and (iv) competitive pricing across several products lines, all of which more than offset unit volume gains in (i) beer and beverage cans, (ii) plastic beverage and specialty closures, and (iii) health and beauty care packaging products.

         Asia-Pacific Division operating margin was 7.6% for the three months ended June 30, 2000 compared to 12.8% in the same period of 1999. The decrease in 2000 operating income and margins was due primarily to lower sales unit volumes and very competitive pricing for beverage cans in China.

         Net Interest Expense / Income
         -----------------------------

         Net interest expense of $91 in the second quarter was $7 or 8.3% higher than 1999. The increase was due to higher interest rates, which offset the effects of lower net debt and foreign currency translation.

         Gain on Sale of Assets
         ----------------------

         During the second quarter the Company realized gains of $4, primarily from the sale of U.S. real estate and recognized losses of $4 on other property and equipment.

         Taxes on Income
         ---------------

         The effective tax rate in the second quarter was 80.0% compared to 33.7% in the same period of 1999. The higher rate in 2000 was largely due to lower pre-tax income, which increased the impact of non-deductible goodwill and other permanent differences on the effective tax rate. During the second quarter of 2000 the Company reduced a previously established valuation allowance of $4, due to the realization of net operating loss carryforwards in Mexico.

         Minority Interests, Net of Equity in Earnings of Affiliates
         -----------------------------------------------------------

         The charge for minority interests, net of equity earnings, decreased by $2 in the second quarter of 2000 compared to 1999 due to lower profits in Chinese beverage can operations, partially offset by improved results in the Latin American beverage can operations.

                        Liquidity and Capital Resources
                        -------------------------------

         Cash from Operations
         --------------------

         Cash of $65 was used by operations in the six months ended June 30, 2000 compared to $133 in the second quarter of 1999. Current year cash included $105 from a North American receivables securitization program entered into during the second quarter, as discussed in Note C to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Excluding the cash received from the sale of these receivables, cash used by operations increased by $37 from the same quarter in 1999 primarily due to lower operating income.

                        Crown Cork & Seal Company, Inc.

         Investing Activities
         --------------------

         Investing activities used cash of $99 in the first six months of 2000 compared to cash used of $211 in 1999. The improvement was primarily due lower capital expenditures in 2000, and business acquisitions in 1999. The Company intends to limit its capital spending to no more than $250 in 2000, but will continue to evaluate projects that provide growth opportunities or develop new technologies.

         Financing Activities
         --------------------

         Financing activities provided cash of $150 in the first six months of 2000 compared to $291 in 1999, primarily due lower cash used by operating and financing activities, offset by increased stock repurchases.

         Total debt, net of cash and cash equivalents, was $5,017 at June 30, 2000 and represented an increase of $180 from the balance of $4,837 at December 31, 1999. Total debt, net of cash and cash equivalents, as a percentage to total capitalization was 63.1% at June 30, 2000 and 60.3% at December 31, 1999. Total capitalization is defined by the Company as total net debt, minority interests and shareholders' equity.

         The increase in total debt, net of cash and cash equivalents, from December 31, 1999 was due primarily to the funding of working capital requirements on a short-term basis through the issuance of commercial paper. The increase in total debt as a percentage of total capitalization was also affected by a reduction in shareholders' equity due to negative currency translation adjustments in the first six months of 2000.

         On July 26, 2000, Standard & Poor's, a rating agency, lowered its long- and short-term ratings on the Company's indebtedness to BBB- and A-3, respectively, from BBB and A-2, respectively. In addition, on June 27, 2000, Moody's Investor Service, another rating agency, placed its long- and short-term ratings of the Company's indebtedness which are currently Baa2 and P-2, respectively, on review for possible downgrade.

         Recent Accounting Pronouncements
         --------------------------------

         The Company is currently reviewing the guidelines of the following accounting and reporting pronouncements: SFAS No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998 and SAB No. 101, "Revenue Recognition in Financial Statements," issued by the SEC in December 1999. Details of these pronouncements are contained in Note J to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Management expects that SAB 101 will not have a significant impact on the Company's financial condition and results of operations.

         The Company continues to review SFAS No. 133 along with the recent amendment to determine the extent of its impact on the Company's financial condition and results of operations.

         Euro Conversion
         ---------------

         On January 1, 1999, eleven of the fifteen member nations ("the participating countries") of the European Union ("EU") established fixed conversion rates between their existing currencies (the "legacy currencies") and one common currency, the Euro. At that time the Euro began trading on currency exchanges and was available for financial transactions. Beginning in January 2002, new Euro-denominated currency (bills and coins) will be issued, and legacy currencies will be withdrawn from circulation.

                        Crown Cork & Seal Company, Inc.

         The largest non-participating country is the United Kingdom ("U.K.") which provides approximately 12% of the Company's revenues and is a major trading partner with the participating countries. Due to the non-participation of the U.K. in the Euro, the competitive position of the Company's U.K. operations is subject to, among other things, fluctuations in the exchange rate between Euro and sterling. Price competition may arise from imports into the U.K. or from the U.K. operations exporting to the European continent. At June 30, 2000, approximately 67% of the contract notional value of outstanding foreign exchange contracts involve the Euro, primarily with sterling.

         With the convergence of short-term interest rates within the EU, the foreign exchange exposure between the currencies of participating countries has diminished considerably, and the Company has benefitted from reduced hedging costs.

         The Company believes it has identified and substantially addressed the significant issues that may have resulted or will result from the Euro conversion. These issues include increased competitive pressures from greater price transparency, changes in information systems to accommodate various aspects of the new currency and exposure to market risk with respect to financial instruments. The conversion to the Euro, including the costs of implementation, has not been and is not expected to be material. However, the Company cannot guarantee that, with respect to the Euro conversion, all problems, including long-term competitive implications of the conversion, will be foreseen and corrected and that no material disruption of the Company's business will occur.

         Forward Looking Statements
         --------------------------

         Statements included herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, in the "Restructuring and other Charges" and "Euro Conversion" sections, and in the discussions of receivables in Note C, the restructuring plans in Note E and asbestos claims in Note I to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and also in Part I, Item 1: "Business" and Item 3: "Legal Proceedings" and in Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations", within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of June 30, 2000 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                        Crown Cork & Seal Company, Inc.


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 27, 2000. The matters voted upon and the results thereof are set forth in
         Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and such Item 4 is incorporated herein by reference.


Item 5.  Other Information

         a) On July 27, 2000, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock. Dividends are payable on August 21, 2000 to shareholders of record on August 7, 2000.

         b) On July 28, 2000, the Company announced that Dr. Jenne K. Britell was elected to its Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits

                4. Amended and Restated Rights Agreement dated as of May 25, 2000, between Crown Cork & Seal Company, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Registrant's Registration Statement on Form 8-A, dated May 30, 2000 (File No. 1-2227)).

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


                                     Crown Cork & Seal Company, Inc.
                                     -------------------------------
                                     Registrant

                                     By: /s/ Thomas A. Kelly
                                         ----------------------
                                         Thomas A. Kelly
                                         Vice President and Corporate Controller



         Date:    August 2, 2000
                  --------------