Form 10-Q
period 2000-09-30
CROWN CORK & SEAL CO INC
filed 2000-11-13
CIK 25890

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

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 125,622,898 shares of Common Stock outstanding as of October 31, 2000.


================================================================================

                        Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------
Three months ended September 30,                                          2000            1999
-------------------------------------------------------------------------------------------------
Net sales                                                            $     1,954     $     2,140
                                                                     -----------     -----------
Costs, expenses & other income
  Cost of products sold, excluding depreciation and amortization           1,581           1,673
  Depreciation                                                                96             101
  Amortization                                                                29              31
  Selling and administrative expense                                          77              85
  Provision for restructuring and other charges                                     (          7)
  Gain on sale of assets                                                            (         13)
  Interest expense                                                           102              91
  Interest income                                                   (          5)   (          5)
  Translation and exchange adjustments                                         2               2
                                                                     -----------     -----------
                                                                           1,882           1,958
                                                                     -----------     -----------

Income before income taxes                                                    72             182
Provision for income taxes                                                    23              57
Minority interests, net of equity earnings                          (          5)   (          7)
                                                                     -----------     -----------
Net income                                                                    44             118

Preferred stock dividends                                                                      4
                                                                     -----------     -----------

Net income available to common shareholders                          $        44     $       114
                                                                     ===========     ===========

Earnings per average common share:
                  Basic                                              $       .35     $       .93
                                                                     ===========     ===========
                  Diluted                                            $       .35     $       .91
                                                                     ===========     ===========

Dividends per common share                                           $       .25     $       .25
                                                                     ===========     ===========
Weighted average common shares outstanding:
                  Basic                                              125,788,021     122,332,141
                  Diluted                                            125,788,021     129,963,348

-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------
Nine months ended September 30,                                           2000            1999
-------------------------------------------------------------------------------------------------

Net sales                                                            $     5,470     $     5,931
                                                                     -----------     -----------
Costs, expenses & other income
  Cost of products sold, excluding depreciation and amortization           4,367           4,620
  Depreciation                                                               288             301
  Amortization                                                                90              95
  Selling and administrative expense                                         240             267
  Provision for restructuring and other charges                               77    (          7)
  Gain on sale of assets                                                            (         17)
  Interest expense                                                           291             275
  Interest income                                                   (         15)   (         20)
  Translation and exchange adjustments                                         4              12
                                                                     -----------     -----------
                                                                           5,342           5,526
                                                                     -----------     -----------
Income before income taxes                                                   128             405

Provision for income taxes                                                    50             141
Minority interests, net of equity earnings                          (         15)   (         17)
                                                                     -----------     -----------

Net income                                                                    63             247

Preferred stock dividends                                                      2              12
                                                                     -----------     -----------

Net income available to common shareholders                          $        61     $       235
                                                                     ===========     ===========
Earnings per average common share:
                  Basic                                              $       .49     $      1.92
                                                                     ===========     ===========
                  Diluted                                            $       .49     $      1.90
                                                                     ===========     ===========

Dividends per common share                                           $       .75     $       .75
                                                                     ===========     ===========

Weighted average common shares outstanding:

                  Basic                                              125,704,205     122,336,218
                  Diluted                                            127,252,357     129,970,903

-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


                    CONSOLIDATED BALANCE SHEETS (Condensed)
                      (In millions except per share data)


--------------------------------------------------------------------------------
                                                 September 30,      December 31,
                                                     2000              1999
                                                 (Unaudited)
--------------------------------------------------------------------------------

Assets
Current assets
   Cash and cash equivalents                       $   256            $   267
   Receivables                                       1,278              1,166
   Inventories                                       1,240              1,312
   Prepaid expenses and other current assets           103                 96
                                                   -------            -------
               Total current assets                  2,877              2,841
                                                   -------            -------

Long-term notes and receivables                         21                 27
Investments                                            135                178
Goodwill, net of amortization                        3,856              4,228
Property, plant and equipment, net                   2,895              3,255
Other non-current assets                             1,077              1,016
                                                   -------            -------
                 Total                             $10,861            $11,545
                                                   =======            =======

Liabilities and shareholders' equity
Current liabilities
   Short-term debt                                 $   932            $ 1,362
   Current portion of long-term debt                    56                169
   Accounts payable and accrued liabilities          1,720              1,803
   United States and foreign income taxes               69                 80
                                                   -------            -------
                 Total current liabilities           2,777              3,414
                                                   -------            -------

Long-term debt, excluding current maturities         4,133              3,573
Postretirement and pension liabilities                 661                686
Other non-current liabilities                          598                686
Minority interests                                     189                295
Commitments and contingent liabilities
Shareholders' equity                                 2,503              2,891
                                                   -------            -------
                      Total                        $10,861            $11,545
                                                   =======            =======
Book value per common share                        $ 19.94            $ 22.46

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


               CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------
Nine months ended September 30,                                             2000          1999
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                                               $ 63          $247
   Depreciation and amortization                                             378           396
   Gain on sale of assets                                                                (  10)
   Provision for restructuring and other charges                              55         (   5)
   Change in other assets and liabilities, net of
        businesses acquired                                                ( 350)        ( 488)
                                                                            ----          ----
        Net cash provided by operating activities                            146           140
                                                                            ----          ----
Cash flows from investing activities
   Capital expenditures                                                    ( 170)        ( 210)
   Acquisition of businesses, net of cash acquired                                       (  49)
   Proceeds from sale of property, plant and equipment                        23            28
   Proceeds from sale of businesses                                                         44
   Other, net                                                              (   2)        (   6)
                                                                            ----          ----
        Net cash used in investing activities                              ( 149)        ( 193)
                                                                            ----          ----
Cash flows from financing activities
   Proceeds from long-term debt                                                3           358
   Payments of long-term debt                                              ( 172)        ( 197)
   Net change in short-term debt                                             413         (  30)
   Stock repurchased                                                       (  49)        (   7)
   Dividends paid                                                          (  95)        ( 103)
   Acquisition of minority interests                                       (  77)
   Minority contributions, net of dividends paid                           (   4)        (   8)
                                                                            ----          ----
        Net cash provided by financing activities                             19            13
                                                                            ----          ----
   Effect of exchange rate changes on cash and cash equivalents            (  27)        (  25)
                                                                            ----          ----

   Net change in cash and cash equivalents                                 (  11)        (  65)
   Cash and cash equivalents at beginning of period                          267           284
                                                                            ----          ----
   Cash and cash equivalents at end of period                               $256          $219
                                                                            ====          ====
-----------------------------------------------------------------------------------------------
Nine months ended September 30,                                             2000          1999
-----------------------------------------------------------------------------------------------
 Schedule of non-cash investing activities:

      Acquisition of businesses:

        Fair value of assets acquired                                                     $ 67
        Liabilities assumed                                                              (  18)
                                                                                          ----
        Cash Paid                                                                         $ 49
                                                                                          ====

-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Accumulated
                                                                                                              Other
                                  Comprehensive Income   Preferred   Common   Paid-In   Retained   Treasury   Comprehensive
                                 Quarter   Year-To-Date    Stock     Stock    Capital   Earnings     Stock    Income         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                            |  $349       $779    $1,317     $1,295     ($173)      ($676)       $2,891
Net income                        $ 44        $ 63      |                                    63                                  63
Translation adjustments          ( 138)      ( 306)     |                                                       ( 306)      (   306)
                                  ----        ----      |
Comprehensive loss               ($ 94)      ($243)     |
                                  ====        ====      |
Dividends declared:                                     |
    Common                                              |                               (    94)                            (    94)
    Preferred                                           |                               (     2)                            (     2)
Stock repurchased                                       |                      (  33)              (  16)                   (    49)
Preferred stock conversions                             | ( 349)         1       311                  37
------------------------------------------------------------------------------------------------------------------------------------
Balance at  September 30, 2000                          |             $780    $1,595     $1,262    ($152)       ($982)       $2,503
====================================================================================================================================
                                                        |                                                     Accumulated
                                                        |                                                     Other
                                  Comprehensive Income  |Preferred   Common   Paid-In   Retained   Treasury   Comprehensive
                                 Quarter   Year-To-Date |  Stock     Stock    Capital   Earnings     Stock    Income          Total
--------------------------------------------------------|---------------------------------------------------------------------------
Balance at December 31, 1998                            |  $351       $779    $1,340     $1,250     ($167)      ($578)       $2,975
Net income                        $118        $247      |                                   247                                 247
Translation adjustments             80       ( 131)     |                                                       ( 131)      (   131)
                                  ----        ----      |
Comprehensive income              $198        $116      |
                                  ====        ====      |
Dividends declared:                                     |
    Common                                              |                               (    91)                            (    91)
    Preferred                                           |                               (    12)                            (    12)
Stock repurchased                                       |                    (     6)               (   1)                  (     7)
--------------------------------------------------------|---------------------------------------------------------------------------
Balance at September 30, 1999                           |  $351      $779     $1,334     $1,394     ($168)      ($709)       $2,981
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

                        Crown Cork & Seal Company, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (Unaudited)


A.       Statement of Information Furnished
         ----------------------------------

         The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments necessary to present the financial position of Crown Cork & Seal Company, Inc. as of September 30, 2000, and the results of its operations and cash flows for the periods ended September 30, 2000 and 1999, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

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

B.       Earnings Per Share
         ------------------

         The following table summarizes the basic and diluted earnings per common share computations for the periods ended September 30, 2000 and 1999, respectively:

                                                            2000                               1999
                                                --------------------------          --------------------------
                                                           Average                            Average
         Quarter                                Income     Shares      EPS          Income     Shares      EPS
         -------                                --------------------------          --------------------------

         Net income                              $ 44                                $118
            Less:
               Preferred stock dividends                                            (   4)
                                                 ----                                ----
         Basic EPS                                 44       125.8    $ .35            114      122.3     $ .93

         Potentially dilutive securities:
               Stock options
               Assumed preferred
                  stock conversion                                                     4         7.7
                                                ----       -----                    ----       -----
        Diluted EPS                             $ 44       125.8    $ .35           $118       130.0     $ .91
                                                ====       =====                    ====       =====

                                               --------------------------           --------------------------
                                                         Average                              Average
         Year-to-date                          Income     Shares      EPS           Income     Shares      EPS
         ------------                          --------------------------           --------------------------
         Net income                             $ 63                                 $247
            Less:
             Preferred stock dividends         (   2)                               (  12)
                                                ----                                 ----
         Basic EPS                                61       125.7    $ .49             235       122.3    $1.92

         Potentially dilutive securities:
              Stock options
               Assumed preferred
                  stock conversion                                                     12         7.7
                                                ----       -----                     ----       -----
         Diluted EPS                            $ 61       125.7    $ .49            $247       130.0    $1.90
                                                ====       =====                     ====       =====



                        Crown Cork & Seal Company, Inc.


         Excluded from the computation of diluted earnings per share for the nine months ended September 30, 2000 were 1.5 common share equivalents resulting from the assumed conversion of weighted average outstanding preferred stock. The conversion would have been anti-dilutive.

C.       Receivables
         -----------

         Included in the caption "Cost of products sold, excluding depreciation and amortization," the Company provided $20 ($13 after-tax or $.10 per diluted share) during the second quarter against a receivable from a U.S. food can customer that has filed a voluntary Chapter 11 bankruptcy petition. The Company believes that the net receivable is recorded at its recoverable value, but its ultimate realization is dependent upon the outcome of the bankruptcy proceedings.


D.        Inventories
          -----------


                   ------------------------------------------------------------
                                                September 30,      December 31,
                                                    2000              1999
                   ------------------------------------------------------------
                   Finished goods                  $  510           $  503

                   Work in process                    162              174

                   Raw  materials and supplies        568              635
                                                   ------           ------
                                                   $1,240           $1,312
                                                   ======           ======


   E.    Asset Impairments
         -----------------

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

   F.    Restructuring
         -------------

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

         During 1998, the Company provided $179 for the costs associated with a plan to close thirteen plants and reorganize three additional plants. During the third quarter of 1999, management decided not to close one of the plants identified in the 1998 provision and, accordingly, reversed the reserve previously established to income. Also in the third quarter of 1999, the Company closed one plant in Europe and reorganized certain research and development functions worldwide. The impact of this 1999 activity was a net credit to income of $7, of which $6 covered reduced severance costs and employee benefits and $1 was for lower exit costs.

         Balances remaining in the reserves represent current year provisions as well as contracts or agreements whereby payments from prior restructuring actions are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding write-down of assets which were

                        Crown Cork & Seal Company, Inc.


         reflected as a reduction of the related asset account) were included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components during the first nine months of 2000 were as follows:

                                                  Termination     Other Exit     Asset
                                                    Benefits        Costs      Write-down     Total
                                                    --------        -----      ----------     -----

         January 1.......................             $14            $ 7                       $21
         Provision.......................              45              4          $ 2           51
         Payments........................            ( 17)          (  2)                     ( 19)
         Transfer against assets.........                                        (  2)        (  2)
         Other *.........................            (  4)          (  2)                     (  6)
                                                      ---            ---                       ---
         September 30....................             $38            $ 7                       $45
                                                      ===            ===                       ===

         *  includes translation adjustments

         During the first nine months of 2000, payments of $17 were made related to the termination of approximately 375 employees, 299 of whom were involved in direct manufacturing operations. Payments of $2 were made for other exit costs, including dismantlement costs, equipment removal and various contractual obligations.

G.       Short-Term Borrowings and Long-Term Debt
         ----------------------------------------

         Recent rating agency actions, as discussed in Part 1, Item 1, "Management's Discussion and Analysis" within "Liquidity and Capital Resources" under the caption "Financing Activities," have resulted in the elimination, at this time, of the Company's access to the commercial paper market. Funding for recent and future commercial paper maturities has been and will be provided, as necessary, through draw downs from the Company's multicurrency revolving credit facility.

         As of September 30, 2000 the Company had drawn $1,368 of its $2,500 multicurrency revolving credit facility. The facility has a maturity date of February 4, 2002, and the balance, therefore, was classified as "Long-term debt, excluding current maturities" in the Consolidated Balance Sheet. Commercial paper of $570 outstanding at September 30, 2000 was classified as "Short-term debt" in the Consolidated Balance Sheet.

         During the third quarter of 2000, the interest coverage and leverage ratio covenants of the multicurrency revolving credit facility were amended at the Company's request. The amendment is filed as Exhibit 4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The Company was in compliance with the amended covenants as of September 30, 2000.

H.       Purchase of Minority Interests
         ------------------------------

         During the third quarter of 2000, the Company purchased, for $82, the minority interests in its CarnaudMetalbox Asia Limited subsidiary operations in Thailand, Singapore, Vietnam and China. Of the total purchase price, $77 was paid as of September 30 with the remainder expected to be paid in the fourth quarter.

  I.     Supplemental Cash Flow Information
         ----------------------------------

         Cash payments for interest, net of amounts capitalized ($1 for 2000 and 1999), were $239 and $264 during the nine months ended September 30, 2000 and 1999, respectively. Cash payments for income taxes amounted to $31 and $46 during the nine months ended September 30, 2000 and 1999, respectively.

                        Crown Cork & Seal Company, Inc.


J.       Segment Information
         -------------------

         The Company maintains three operating segments, defined geographically:
         Americas, Europe and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer and the Chief Operating Officer. "Corporate" includes research, development and engineering and administrative costs for the U. S. corporate headquarters. Divisional headquarter costs are maintained within the operating segments.

         The interim segment information is as follows:

                           Quarter ended September 30,
                           ---------------------------

         2000                    Americas        Europe        Asia-Pacific        Corporate        Total
         ----                    --------        ------        ------------        ---------        -----
         External sales           $  987         $  885            $ 82                            $1,954
         Segment income               69            118               7             ($ 23)            171

         1999
         ----
         External sales            1,055          1,012              73                             2,140
         Restructuring
           and other charges     (    14)             3                                 4         (     7)
         Segment income              120            157               6             (  26)            257



                         Nine months ended September 30,
                         -------------------------------

         2000                    Americas        Europe        Asia-Pacific        Corporate        Total
         ----                    --------        ------        ------------        ---------        -----
         External sales           $2,789         $2,450            $231                            $5,470
         Restructuring
           and other charges          10             47                              $ 20              77
         Segment income              220            251              19             (  82)            408

         1999
         ----
         External sales            2,907          2,777             247                             5,931
         Restructuring
           and other charges     (    14)             3                                 4         (     7)
         Segment income              299            397              25             (  66)            655




        The  following   table  reconciles  the  Company's   segment  income  to
        consolidated pre-tax income:

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                             ------------------             -----------------
                                                              2000        1999               2000       1999
                                                              ----        ----               ----       ----

         Total segment income                                 $171        $257               $408       $655
         Interest expense                                      102          91                291        275
         Interest income                                     (   5)      (   5)             (  15)     (  20)
         Gain on sale of assets                                          (  13)                        (  17)
         Translation and exchange adjustments                    2           2                  4         12
                                                              ----        ----               ----       ----
         Consolidated pre-tax income                          $ 72        $182               $128       $405
                                                              ====        ====               ====       ====


                        Crown Cork & Seal Company, Inc.


K.       Commitments and Contingent Liabilities
         --------------------------------------

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

         The reserve for asbestos claims at September 30, 2000 constitutes management's best estimate of such costs. The Company cautions, however, that inherent in its estimate of liabilities are expected trends in claim severity, frequency and other factors which may vary as claims are filed and settled or otherwise disposed of. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the operating results or cash flows in future periods. While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company's financial position or liquidity.

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

L.       Recent Accounting Pronouncements
         --------------------------------

         In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company is currently reviewing this new standard in order to determine its impact, if any, on the consolidated financial statements.

         In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on the accounting for shipping and handling revenues and costs as discussed in EITF No. 00-10. The Task Force concluded that the costs for shipping and handling on customer sales should be classified outside net sales within the Consolidated Statements of Income. The consensus recommends that these costs be reported in cost of products sold but permits alternative expense classifications with sufficient disclosure of the amount and location of these costs within the Consolidated Statements of Income. Implementation of this standard will result in a reclassification of outbound freight costs from a reduction of gross sales to an increase to cost of products sold, the amount of which has not been determined at this time. The standard is effective for the fourth quarter of 2000.

                        Crown Cork & Seal Company, Inc.


         In June 2000,  the FASB issued SFAS No. 138, an  amendment  to SFAS No.
         133. This statement is effective concurrently with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB statement No. 133, an amendment of FASB statement No. 133." SFAS No. 137 deferred the effective date for accounting and reporting requirements of SFAS No. 133 to fiscal years beginning after June 15, 2000. These statements establish accounting and reporting guidelines for derivative instruments and hedging activities. These statements require that all derivative instruments be measured at their current fair value and recorded on the consolidated balance sheet as either assets or liabilities. The accounting for changes in the fair value of these instruments is based on their intended use along with their hedge designation. The Company continues its preparation for the January 1, 2001 implementation and continues to evaluate its potential impact on the consolidated financial statements.

         In December 1999, the U. S. Securities and Exchange Commission (SEC issued Staff Accounting Bulletin (SAB) No. 101. SAB No. 101 summarizes certain of the SEC staff views on applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in the consolidated financial statements. Adoption of SAB No. 101, as amended by SAB Nos. 101A and 101B, issued in 2000, is required in the fourth quarter. The Company continues to review the guidelines of SAB No. 101 and its amendments to determine the impact of its provisions, if any, on the consolidated financial statements.

M.       Foreign Currency Risk
         ---------------------

         The Company is exposed to foreign currency risk as a result of its international operations, principally European, which constitute a significant portion of the Company's consolidated revenues and identifiable assets. These operations have resulted in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. The Company manages its risk to adverse fluctuations in foreign exchange rates through the use of a netting strategy which matches foreign currency assets and liabilities whenever possible and the use of financial instruments. These financial instruments are foreign currency contracts, such as swaps and forwards. At September 30, 2000, the Company had outstanding contracts, primarily in European currencies, Singapore dollars, Canadian dollars and U.S. dollars (both buy and sell) for an aggregate notional amount of approximately $1,102 compared to $1,336 at December 31, 1999. Based on exchange rates at September 30, 2000 and the maturity dates of the various contracts, the fair value of these items at September 30, 2000 was approximately $5 above the contract notional value. Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

                        Crown Cork & Seal Company, Inc.


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         (in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

         Introduction
         ------------

         The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2000, compared to the corresponding period in 1999 and the changes in financial condition and liquidity from December 31, 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, along with the consolidated financial statements and related notes included in and referred to within this report.

         Restructuring and Other Charges
         -------------------------------

         During the second quarter, the Company provided $51 ($36 after-tax or $.28 per share) for the costs associated with (i) structure modifications in Europe resulting in the termination of approximately 700 employees and, (ii) the closure of three Americas Division plants resulting in the termination of approximately 350 employees. The cash impact of the restructuring plan is currently estimated at $5, when completed. The Company anticipates that the restructuring actions will generate after-tax savings of approximately $30 ($.24 per diluted share) on an annualized basis when fully implemented. Additional details about the restructuring activities are provided in Note F to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

         During the second quarter, the Company also provided $26 ($19 after-tax or $.15 per share) for asset impairments. Additional details about the asset impairment charges are provided in Note E to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

         During the third quarter of 1999, the Company reported a credit to restructuring of $7 ($5 after-tax or $.04 per share) for the reversal of a portion of its September 1998 restructuring provision, offset in part by an additional provision for the closure of a plant in Europe and the reorganization of worldwide research and development operations.

         The foregoing restructuring charges represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw material and product pricing levels, the timing of implementation of the restructuring and related employee reductions and facility closings and other matters, many of which are outside the Company's control. The Company's estimates of cost savings, which are unaudited, are not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth above and are subject to the considerations described under "Forward-Looking Statements." Shareholders are cautioned not to place undue reliance on the estimates or the underlying assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

                             Results of Operations
                             ---------------------

         Net Income and Earnings Per Share
         ---------------------------------

         Net income available to common shareholders for the quarter ended September 30, 2000 was $44, a decrease of $70 compared to prior year net income of $114. Third quarter earnings per share decreased to $.35 from $.91 a year earlier. Third quarter 1999 net income included (i) an after-tax credit for restructuring of $5 (or $.04 per share) as noted above, (ii) an after-tax charge of $2 (or $.02 per share) for earthquake damage sustained at a beverage can plant in Turkey, (iii) an after-tax charge of $4 (or $.03 per share) related to the disposition of Golden Aluminum Company, and (iv) an after-tax credit of $7 (or $.05 per share) related to assets sales. Excluding these items

                        Crown Cork & Seal Company, Inc.

         (a total credit of $6 or $.04 per share), third quarter net income available to common shareholders decreased from $108 in 1999 to $44 in 2000. Earnings per share, as adjusted, decreased from $.87 in the third quarter of 1999 to $.35 in 2000. The decrease was due primarily to lower U.S. beverage can and food can volumes, lower European food can volumes, increased raw materials and conversion costs, competitive pressures on pricing across several products, and rising interest rates, all of which management expects will continue in the near term. In addition, consolidation among the Company's customers and suppliers continued to put pressure on operating margins.

         For the nine months ended September 30, 2000, net income available to common shareholders was $61 or $.49 per share compared with net income of $235 or $1.90 per share for the same period in 1999. The decline in earnings included the impact of the second quarter after-tax charges of $55 or $.44 per share for restructuring and other charges identified above, and $13 or $.10 per share for a bad debt provision for a U.S.
         food can customer. Excluding the effects of these and other non-recurring items in 2000 and 1999, net income available to common shareholders was $129 or $1.03 per share compared with $227 or $1.84 per share for the same period in 1999, a decrease of $98.

         Net Sales
         ---------

         Net sales in the third quarter of $1,954 decreased $186 or 8.7% compared to 1999 sales of $2,140 due to (i) currency translation from the continuing strength of the U.S. dollar against the Euro, (ii) lower lower sales unit volumes of beverage cans in the U.S. and food cans in the U.S. and Europe, and (iii) business divestitures, partially offset by (iv) the pass-through of higher aluminum and resin costs. Net sales for the nine months ended September 30, 2000 decreased $461 or 7.8% compared to 1999. Foreign currency translation reduced net sales by $116 in the third quarter of 2000 compared to the same period in 1999. Divested operations accounted for $34 of the decrease in sales compared to the third quarter of 1999. Sales from U.S. operations decreased 9.3% and those in non-U.S. operations decreased 8.3%, with U.S. sales accounting for 40.6% in the third quarter of 2000 compared to 40.9% for the same period in 1999. Sales of beverage cans and ends in the quarter increased to 31.4% from 28.9% of total net sales, while sales of food cans and ends accounted for 32.7% in 2000 compared to 34.0% in 1999.

         An analysis of comparative net sales by operating division follows:

                                              Net  Sales                                Percentage Change
                             ---------------------------------------------          ------------------------
                                Third Quarter              Nine Months               Third            Nine
                              2000       1999           2000       1999             Quarter          Months
                              ----       ----           ----       ----             -------          ------
         Divisions:

         Americas             $  987     $1,055         $2,789     $2,907           ( 6.4%)          ( 4.1%)
         Europe                  885      1,012          2,450      2,777           (12.5%)          (11.8%)
         Asia-Pacific             82         73            231        247            12.3%           ( 6.5%)
         Corporate
                              ------     ------         ------     ------
                              $1,954     $2,140         $5,470     $5,931           ( 8.7%)          ( 7.8%)
                              ======     ======         ======     ======


         Net sales in the Americas Division decreased $68 and $118 for the three and nine months ended September 30, 2000, compared with the same periods in 1999. The decrease in the third quarter was primarily due to $34 of divested operations, and lower beverage and food can volumes, partially offset by the pass-through of increased aluminum and resin costs. Americas Division beverage can volumes decreased 3.5% in the third quarter compared to 1999 as a 6.2% decrease in North America

                        Crown Cork & Seal Company, Inc.

         was partially offset by increases in Latin America. The decrease in North America reflected an overall industry decline in excess of 5%. The decrease in U.S. food can volumes was primarily due to a customer in Chapter 11 bankruptcy proceedings who has reduced its volume requirements compared to the third quarter of the prior year. U.S. beverage closure volumes increased 22.4% compared to the same quarter of the prior year, while PET beverage bottle volumes decreased 3.4%.

         Net sales in the European Division decreased $127 and $327 for the three and nine months ended September 30, 2000, compared to the same periods in 1999. The continued strength of the U.S. dollar against the Euro reduced reported third quarter sales by $113 million compared to the same quarter of 1999. Excluding the effects of currency translation, third quarter net sales decreased 1.4% compared to the prior year. Third quarter food can volumes decreased 5.1% compared to the prior year, primarily in the U.K. Beverage can volumes in the quarter increased 5.1% as strong demand in southern Europe was partially offset by lower demand in the UK.

         Net sales in the Asia-Pacific Division increased $9 in the third quarter compared to the prior year, but decreased $16 from 1999 for the nine months ended September 30, 2000. The quarterly improvement in 2000 was primarily due to stronger beverage can sales in China and Singapore. Chinese beverage can sales were particularly low in the third quarter of 1999, which the Company believes was due to lower consumer demand after the bombing of the Chinese embassy in Kosovo, and the effects of the contaminant scare that affected one of our major customers.

         Cost of Products Sold
         ---------------------

         Cost of products sold, excluding depreciation and amortization, was $1,581 for the quarter, a decrease of $92 or 5.5% compared to $1,673 for the same period of 1999. Cost of products sold for the nine months ended September 30, 2000 was $4,367, a decrease of $253 or 5.5% compared to the same period of 1999. The decrease was primarily due to lower net sales and currency translation as described above.

         As a percentage to net sales, cost of products sold was 80.9% for the third quarter compared to 78.2% for the same period in 1999. For the nine months ended September 30, 2000, cost of products sold was 79.8% compared to 77.9% in 1999. Excluding the bad debt charge from a U.S. food can customer as noted above, cost of products sold was 79.5% for the nine months ended September 30, 2000.

         Selling and Administrative
         --------------------------

         Selling and administrative expenses, excluding depreciation, were $77 for the third quarter, a decrease of $8 or 9.4% compared to 1999. As a percentage to net sales, selling and administrative expenses were 3.9% compared to 4.0% in the third quarter of 1999. The decrease in the current year was due to prior years' restructuring efforts and the appreciation of the U.S. dollar against the Euro.

         Operating Income
         ----------------
         For the quarter ended September 30, 2000 operating income decreased to $171 from $250 in the third quarter of 1999. For the first nine months operating income decreased to $485 from $648 in the prior year. Operating income for 2000 included $77 related to restructuring and other charges as described in Notes E and F to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

                        Crown Cork & Seal Company, Inc.

         An analysis of operating income by division, excluding restructuring and other charges of $77 in the second quarter of 2000 and a credit of $7 in the third quarter of 1999, follows:


                                           Operating Income                            Percentage Change
                             ---------------------------------------------          ------------------------
                                Third Quarter             Nine Months                Third            Nine
                              2000       1999           2000       1999             Quarter          Months
                              ----       ----           ----       ----             -------          ------
         Divisions:

         Americas             $ 69       $106           $230       $285             (34.9%)          (19.3%)
         Europe                118        160            298        400             (26.3%)          (25.5%)
         Asia-Pacific            7          6             19         25             (16.7%)          (24.0%)
         Corporate           (  23)     (  22)         (  62)     (  62)              4.5%
                              ----       ----           ----       ----
                              $171       $250           $485       $648             (31.6%)          (25.2%)
                              ====       ====           ====       ====




         Americas Division operating income was $69 or 7.0% of net sales in the third quarter compared to $106 or 10.0% in the same period of 1999. The decrease in 2000 operating margins was due to lower beverage and food can volumes in the U.S., and the inability to fully recover resin cost increases from customers. These losses were partially offset by the continued strong demand in Latin American beverage can operations.

         European Division operating income of $118 or 13.3% of net sales decreased from $160 or 15.8% in the third quarter of 1999. The decrease of $42 was primarily due to (i) food can sales unit volume decreases,
         (ii) foreign exchange translation of $17, (iii) increased resin costs, and (iv) competitive pricing across several product lines, partially offset by volume gains in beer and beverage cans.

         Asia-Pacific Division operating margin was 8.5% for the three months ended September 30, 2000 compared to 8.2% in the same period of 1999.

         Net Interest Expense / Income
         -----------------------------

         Net interest expense of $97 in the third quarter was $11 or 12.8% higher than 1999. The increase was due to higher interest rates, partially offset by the effects of lower net debt and foreign currency translation.

         Taxes on Income
         ---------------

         The effective tax rate for the quarter and year-to-date was 31.9% and 39.1% compared to 31.3% and 34.8% in the same periods of 1999. The higher rate in 2000 was largely due to lower pre-tax income, which increased the impact of non-deductible goodwill and other permanent differences on the effective tax rate. During the third quarter of 2000 the Company recorded a net credit of $3 in connection with its release of certain years' prior tax contingencies, offset in part by charges to increase valuation allowances for deferred tax assets.

         Minority Interests, Net of Equity in Earnings of Affiliates
         -----------------------------------------------------------

         The charge for minority interests, net of equity earnings, decreased by $2 in the third quarter of 2000 compared to 1999 due to (i) lower profits in Chinese beverage can operations, and (ii) the purchase of the minority interests in the Company's CarnaudMetalbox Asia Limited affiliate, offset by (iii) improved results in the Latin American beverage can operations.

                        Crown Cork & Seal Company, Inc.

                        Liquidity and Capital Resources
                        -------------------------------

         Cash from Operations
         --------------------

         Net cash of $146 was provided by operations in the nine months ended September 30, 2000 compared to $140 in the same period of 1999. Current year cash provided by operations included $205 from a North American receivables securitization program entered into during the second quarter. Excluding the cash received from the securitization program, cash of $59 was used by operations in 2000. The decrease of $199 from 1999 was due primarily to lower net income from continuing operations and a reduction in certain liability balances.

         Investing Activities
         --------------------

         Investing activities used cash of $149 in the first nine months of 2000 compared to cash used of $193 in 1999.

         Financing Activities
         --------------------

         Financing activities provided cash of $19 in the first nine months of 2000 compared to $13 in 1999.

         During the third quarter of 2000, the Company purchased, for $82, the minority interests in its CarnaudMetalbox Asia Limited subsidiary operations in Thailand, Singapore, Vietnam and China. Of the total purchase price, $77 was paid as of September 30 with the remainder expected to be paid in the fourth quarter.

         During the nine months ended September 30, 2000, the Company, under a stock repurchase program approved by the Board of Directors in September 1998,repurchased approximately 3.2 million common shares at an aggregate cost of $49.

         Total debt, net of cash and cash equivalents, was $4,865 at September 30, 2000 as compared to $4,837 at December 31, 1999. Total debt, net of cash and cash equivalents, as a percentage to total capitalization was 64.4% at September 30, 2000 and 60.3% at December 31, 1999. Total capitalization is defined by the Company as total net debt, minority interests and shareholders' equity. The increase in total debt as a percentage of total capitalization was affected by a reduction in shareholders' equity due to negative currency translation adjustments in the first nine months of 2000.

         On July 26, 2000, Standard and Poor's, a rating agency, lowered its long- and short-term ratings on the Company's indebtedness to BBB- and A-3, respectively, from BBB and A-2, respectively. On August 3, 2000, Moody's Investors Service (Moody's"), a rating agency, lowered its long- and short-term ratings on the Company's indebtedness to Baa3 and Prime-3, respectively, from Baa2 and Prime-2, respectively. On November 7, 2000, Moody's further lowered its long- and short-term ratings on the Company's indebtedness to Ba2 and Not Prime. The long-term ratings remain under review by Moody's for possible further downgrade. Recent rating agency actions have resulted in the elimination, at this time, of the Company's access to the commercial paper market. Funding for recent and future commercial paper maturities has been and will be provided, as necessary, through draw downs from the Company's multicurrency revolving credit facility. Commercial paper outstanding at September 30, 2000 totaled $570.

         As of September 30, 2000, the Company had drawn $1,368 against its $2,500 multicurrency credit facility. The credit facility has no restrictions on the use of the funds and the Company anticipates that it will be sufficient to fund its future operations in the near term including, as necessary, refinancing the Company's outstanding commercial paper. The multicurrency facility borrowing rate of LIBOR plus 1 1/2%, as of November 7, 2000, is higher than that which was available in the commercial paper market and will, therefore, increase the Company's future borrowing costs. The facility has a maturity date of February 4, 2002.

         The Company currently believes that it will have access to sufficient credit and other liquidity sources to refinance existing indebtedness and fund its operations. However, there can be no assurance that such sources will be available or that the terms will not vary materially from those of the Company's current credit facilities. Further negative rating agency actions may adversely impact the Company's continued access to credit and other liquidity sources and may increase the cost of securing funds from such sources in the future.

                        Crown Cork & Seal Company, Inc.


Item 2.  Management's Discussion and Analysis (Continued)

         Recent Accounting Pronouncements
         --------------------------------

         The Company is currently reviewing the guidelines of the following accounting and reporting pronouncements: SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," issued in September 2000, EITF No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," final consensus reached in September 2000, SFAS No. 133 (as amended by SFAS Nos. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998 and SAB No. 101, "Revenue Recognition in Financial Statements," issued by the SEC in December 1999. Details of these pronouncements are contained in Note L to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Management expects that these accounting and reporting standards will not have a material impact on its consolidated financial statements. However, the requirement of SFAS No. 133 may result in slightly higher volatility in the Company's quarterly consolidated financial results.

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

         The largest non-participating country is the United Kingdom ("U.K.") which provided approximately 12% of the Company's revenues in the nine months ended September 30, 2000 and is a major trading partner with the participating countries. Due to the non-participation of the U.K. in the Euro, the competitive position of the Company's U.K. operations is subject to, among other things, fluctuations in the exchange rate between Euro and sterling. Price competition may arise from imports into the U.K. or from the U.K. operations exporting to the European continent. At September 30, 2000, approximately 70% of the contract notional value of outstanding foreign exchange contracts involve the Euro, primarily with sterling.

         With the convergence of short-term interest rates within the EU, the foreign exchange exposure between the currencies of participating countries has diminished considerably, and the Company has benefited from reduced hedging costs.

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

         Forward-Looking Statements
         --------------------------
         Statements included herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, in the "Restructuring and Other Charges," "Financing Activities" and "Euro Conversion" sections, and in the discussions of receivables in Note C, and asbestos claims in Note K to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and also in Part I, Item 1: "Business" and Item 3:
         "Legal Proceedings" and in Part II,  Item 7:  "Management's  Discussion

                        Crown Cork & Seal Company, Inc.

         and Analysis of Financial Condition and Results of Operations", within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

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

         A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 within Part II, Item 7; "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Forward-Looking Statements" and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         Information about the Company's exposure to market risk is contained in
         Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Company's Annual Report on Form 10-K for the year ended December 31, 1999. For additional information about current factors impacting the Company's market risk exposure, see Item 1, Part 1, "Notes to Consolidated Financial Statements" within Notes G, "Short-Term Borrowings and Long-Term Debt," and M, "Foreign Currency Risk" and in Item 2, Part 1, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Results of Operations under the caption "Operating Income" and within Liquidity and Capital Resources under the captions "Financing Activities" and "Euro Conversion" included in this Quarterly Report on Form 10-Q.

                        Crown Cork & Seal Company, Inc.


                           PART II - OTHER INFORMATION


Item 5.  Other Information

         On October 26, 2000, the Company's Board of Directors declared cash dividends of $.25 per share on the Company's common stock. Dividends are payable on November 20, 2000 to shareholders of record on November 6, 2000.


Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                    4. Amendment No. 2 to Revolving Credit and Competitive Advance Facility Agreement, dated as of September 26, 2000, among the Registrant, the Subsidiary Borrowers referred to therein, the Lenders referred to therein, the Chase Manhattan Bank as Administrative Agent, Societe Generale, as Documentation Agent, and Bank of America Illinois, as Syndication Agent.

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


                                        Crown Cork & Seal Company, Inc.
                                        -------------------------------
                                        Registrant



                                    By: /s/ Thomas A. Kelly
                                        -------------------------------
                                        Thomas A. Kelly
                                        Vice President and Corporate Controller



         Date:      November 10, 2000
                    -----------------