Form 10-K
period 2000-12-31
CROWN CORK & SEAL CO INC
filed 2001-03-30
CIK 25890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 2000
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from __________ to __________

Commission file number 1-2227
Crown Cork & Seal Company, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1526444
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 215-698-5100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange & Paris Bourse
Common Stock Purchase Rights	New York Stock Exchange & Paris Bourse

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

Yes  X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 2001, 125,628,722 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $628,143,610.

DOCUMENTS INCORPORATED BY REFERENCE

Notice of Annual Meeting and Proxy Statement dated March 23, 2001 is incorporated by Reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.

Crown Cork & Seal Company, Inc.

2000 FORM 10-K ANNUAL REPORT

Crown Cork & Seal Company, Inc.

PART I

ITEM 1.    BUSINESS

GENERAL

Crown Cork & Seal Company, Inc. (the “Company” and the “Registrant”) is engaged in the manufacture and sale of rigid metal and plastic packaging, including metal and plastic closures. Consolidated net sales in 2000 were $7.3 billion with 59% of 2000 net sales derived from operations outside the United States of which approximately 70% of these non-U.S. revenues derived in Europe. The Company currently operates 223 plants, along with sales and service facilities in 50 countries and employs approximately 35,000 people. The Company continually reviews its operations, especially in terms of their competitiveness and the appropriate number, size and location of its plants, emphasizing service to customers and rate of return to investors.

The Company’s products include steel and aluminum cans for food, beverage, brewing, household and other consumer products; plastic containers for beverage, processed food (human and pet), household, personal care and other products; metal and plastic packaging products for health and beauty care applications including cosmetics, fragrances and pharmaceuticals; metal specialty, promotional and industrial packaging products; a wide variety of metal and plastic caps, crowns, closures, pumps and dispensing systems; and canmaking equipment.

The Company has achieved a global presence that it believes will enable it to grow its business with multinational customers, to take advantage of rapidly growing markets and to leverage its technology on a global basis. The Company also believes that global operations help to insulate the Company from periodic market specific dislocations in certain countries or on certain continents.

The Company has pursued a strategy of growth through acquisition from 1989 through 1996. During those years, the Company completed twenty acquisitions. The largest acquisitions over this period included CarnaudMetalbox (“CMB”) (February 1996), Van Dorn Company (April 1993), CONSTAR International (October 1992), Continental Can International (May 1991), Continental Can’s U.S. food and beverage can businesses (July 1990) and Continental Can Canada (December 1989). This strategy has contributed to an increase in the Company’s net sales from $1.9 billion in 1989 to $7.3 billion in 2000. The Company’s acquisition strategy has resulted in improved market positions, product and geographic diversification and enhanced technological capabilities.

Information about the Company’s acquisitions over the most recent three years appears in Part II within Item 8 of this Report on pages 37 and 38 under Note I to the Consolidated Financial Statements, which information is incorporated herein by reference.

Rigid packaging is capital intensive, requiring significant investments in tools and machinery. In recent years the Company has reduced capital spending to dedicate more of its operating cash flow to reducing its debt. The Company, to maximize its utilization of capital investments, plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain costs, as well as those that provide growth opportunities. Three of these growth opportunities are in the development of shaped beverage cans, the SuperEnd™ for beverage cans and the next generation of easy-open steel food can ends, called EOLE III.

To insure that the Company’s customers receive the highest quality products, our shareholders receive a fair rate of return on their investments and our employees receive a work environment free of hazards, the Company continues to focus on its World-Class Performance program. World Class Performance is a Company-wide strategic initiative focused on being recognized by our customers, shareholders, employees and suppliers as the world’s premier packaging Company. The program stresses product quality, service to our customers, protection of the environment, conservation of natural resources, the health and safety of all

Crown Cork & Seal Company, Inc.

employees, recognition of the efforts of individuals and teams of individuals and their contribution to the goals of the Company, innovation through project management and best practices transfer and maximization of supplier contributions to the goals of superior product quality and lower costs. World Class Performance is a continuous improvement process.

Financial information concerning the Company’s operations in its three operating segments, Americas, Europe and Asia-Pacific, and within selected geographic areas is set forth later in this section on pages 4 through 7 under “Operating Segments”, in Part II herein on pages 12 through 14 under “Net Sales” and pages 14 and 15 under “Operating Income” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and within Item 8 herein on pages 52 through 54 under Note U to the Consolidated Financial Statements entitled “Segment Information”, which information is incorporated herein by reference.

DISTRIBUTION

As of December 31, 2000, the Company’s products were manufactured in 64 plants within the United States and 159 plants outside the U.S. The Company markets and sells products to customers through its own sales and marketing staff located centrally within each operating segment (division). Regional sales personnel support the segments’ sales staffs. The majority of the Company’s sales are to companies that have leading market positions in the packaged food, beverage, aerosol, health and beauty and specialty businesses. Contracts with global suppliers are centrally negotiated, although products are ordered through and distributed directly by each plant. Facilities are generally located in proximity to major customers. The Company maintains continuous contact with customers in order to develop new business and to extend the terms of its existing contracts. Accordingly, the Company is responsive to its customers’ quality, innovation and promotional requirements.

As is the practice in the packaging industry, most customers provide the Company with quarterly or annual estimates of product and related quantities pursuant to which periodic commitments are given. Such estimates assist the Company in managing production and controlling working capital requirements. The Company schedules its production to meet customer requirements. Because the production time for the Company’s products is short, any backlog of customer orders in relation to overall sales is immaterial.

Most of the Company’s products are sold in highly competitive markets, primarily based on price, service, quality, and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers who manufacture containers for their own use and for sale to others. Generally, the Company’s multinational competitors include, but are not limited to, AptarGroup, Ball, Impress, Owens-Illinois, Rexam, Schmalbach-Lubeca, Silgan, and U.S. Can.

In each of the years in the period 1998 through 2000, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Major customers exist in each operating segment of the Company; and, in each segment, the loss of one or more of these major customers could have a material adverse effect on the segment. Major customers include such companies as Coca-Cola (“Coke”), Pepsi-Cola (“Pepsi”), Cott Beverages, Anheuser-Busch, Nestle, Mars, Unilever and S.C. Johnson, along with other leading companies which manufacture and market a variety of consumer products. In addition to sales to Coke and Pepsi, the Company also supplies independent licensees of Coke and Pepsi.

RESEARCH AND DEVELOPMENT

The Company’s principal Research, Development & Engineering (“RD&E”) centers are located in Alsip, Illinois, near Chicago, and Wantage, England, near Oxford. The Company uses its RD&E capabilities to (i) promote development of value-added packaging systems, (ii) design cost-efficient manufacturing systems and materials that also provide continuous quality improvement, (iii) support technical needs in customer and vendor relationships, and (iv) provide engineering services for the Company’s worldwide packaging activities. These capabilities allow the Company to identify market opportunities by working directly with customers to

Crown Cork & Seal Company, Inc.

develop new products, such as the conversion to plastic from other materials, as well as the creation of new packaging shapes.

The Company expended $41 million in 2000, $52 million in 1999 and $53 million in 1998 on RD&E activities. These activities are expected to improve and expand the Company’s product lines in the future. Expenditures were also made to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties, such as material strength. The costs incurred were associated with a number of products in varying stages of development. The reduction in RD&E expenditures in 2000 was primarily the result of an eighteen-percent decline in headcount from a year earlier, due primarily to the reorganization of worldwide research and development functions.

MATERIALS

The Company continues to pursue strategies that enable it to source its raw materials with increasing effectiveness. The raw materials used in the manufacture of the Company’s products are primarily aluminum and tinplate for metals packaging, and various types of resins, which are petrochemical derivatives, for plastics packaging. These materials are generally available from several sources. The Company has secured what it considers adequate supplies of raw materials but there can be no assurance that sufficient quantities will be available in the future. The Company may be subject to adverse price fluctuations when purchasing such raw materials. There can be no assurance that the Company will be able to recover fully any increases in raw material costs from its customers. The price of steel has been historically more stable and has not been subject to the same volatility as aluminum and resin. In response to the variability of aluminum and resin prices, ongoing productivity and cost reduction efforts in recent years have focused on improving raw material cost management as a key component.

The Company’s manufacturing facilities are dependent, in varying degrees, upon the availability of processed energy, such as natural gas and electricity. Certain of these energy sources may become difficult or impossible to obtain on acceptable terms due to external factors, and the Company cannot predict the effects, if any, of such occurrences on its future operations.

SEASONALITY

Food packaging products accounted for $2.1 billion or approximately 29% of 2000 consolidated net sales. Sales and earnings for food cans have historically been higher in the third quarter of the year due to the agricultural harvest.

The Company’s metal and plastic beverage container businesses are predominantly located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during warmer months of the year. Consequently, sales and earnings have generally been higher in the second and third quarters of the calendar year.

The Company’s other businesses include aerosol, specialty and health and beauty care packaging, canmaking equipment and various other products which tend not to be significantly affected by seasonal variations.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry. Anticipated future restrictions in some jurisdictions on the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process

Crown Cork & Seal Company, Inc.

modifications. The Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. While the Company does not believe that any of the foregoing matters are likely to have a material effect, there can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Further discussion of the Company’s environmental matters is contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”of this Report on pages 22 and 23 under the caption “Environmental Matters”, which is incorporated herein by reference.

WORKING CAPITAL

In the past, the Company has funded its working capital through issuance of commercial paper with additional funding provided by the Company’s multicurrency credit facility. During 2000, through several downgrades in credit rating from Moody’s Investor Services and Standard & Poor’s Ratings Service, the Company’s ability to access the commercial paper market was eliminated and funding was then provided by the Company’s multicurrency credit facility. The credit facility was to mature in February 2002, but the Company recently renegotiated an amended and restated agreement which extended maturity to December 2003. Further information relating to the Company’s liquidity and capital resources is set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report on pages 17 and 18 under the caption “Liquidity and Capital Resources”, which is incorporated herein by reference.

Collection and payment periods tend to be longer for the Company’s operations located outside the U.S. due to local business practices. In general, the working capital practices followed by the Company are typical of the businesses in which it operates.

EMPLOYEES

At December 31, 2000, the Company employed 34,618 people throughout the world. Collective bargaining agreements with varying terms and expiration dates covers a significant number of the Company’s employees.

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

Global marketers continue to demand the consolidation of their supplier base under long-term arrangements and to qualify suppliers on the basis of their ability to provide service globally and to create innovative designs and technologies in a cost-effective manner. The Company, through its acquisitions, has created a geographically diversified and innovative packaging company, adding significant operations in Europe, the Middle East, Africa and Asia and RD&E centers in Alsip, Illinois and Wantage, England.

The Company believes that price, quality, customer service and manufacturing overcapacity are the principal competitive factors affecting its business. Based upon sales, the Company believes that it is a leader in the markets for packaging in which it competes; however, the Company encounters competition from a number of companies offering similar products.

Ongoing productivity improvement and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and to phase out non-competitive facilities. These actions reflect the Company’s continued commitment to realign the manufacturing facilities

Crown Cork & Seal Company, Inc.

within its operating segments with the intent to maintain its competitive position within those markets. The Company believes that its recent restructuring and investment programs have established a modern and efficient asset base. The Company continually reviews its operations and frequently evaluates strategic opportunities, such as, acquisitions, dispositions and joint ventures. Further discussion of the Company’s recent restructuring actions is contained in Part II hereof within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”on pages 20 and 21 under “Provision for Restructuring”and within Item 8 herein on pages 39 through 41 under Note L to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

The Company’s basic raw materials for its products are tinplate, aluminum and resins. Generally, these materials are obtained from the major suppliers in the countries within which the Company operates plants. Some plants in less-developed countries, which do not have local mills, obtain their raw materials from nearby more-developed countries. In 2000, consumption of tinplate, aluminum and resin represented 22.8%, 24.1%, and 5.3%, respectively, of consolidated cost of products sold. Although sufficient quantities of raw materials have been available in the past, there can be no assurance that sufficient quantities will be available in the future. Recent supplier consolidations provide additional uncertainty as to the level of prices at which the Company might be able to source those materials in the future.

AMERICAS

For 2000, the Company’s Americas segment had net sales of $3,742 (approximately 51% of consolidated net sales) and operating income of $199. Excluding the provision for restructuring and other charges, Americas operating income in 2000 was $214. Approximately 80% of Americas segment sales are derived from within the United States. The Americas segment manufactures beverage, food and aerosol cans, specialty packaging, PET and HDPE plastic containers, metal and plastic closures and health and beauty care packaging.

During 2000, the Company, in response to the continuing consolidation of its customers and suppliers, the continuing requirement by its customers for improving quality and service, and the highly competitive marketplace, reorganized its U.S. metal packaging business. The U.S. metal packaging business, formerly organized as a single business unit, was reorganized into a Beverage Can Division, a Food Can Division and an Aerosol Can Division. Each division will have a dedicated and focused team of packaging professionals from sales to finance overseeing its daily activities. The Company believes that this change will improve service to the Company’s customers and, at the same time, enable the Company to reduce costs.

The Company, based on sales, is one of three leading producers of aluminum beverage cans and ends within the Americas. Sales dollars for aluminum beverage cans and ends in 2000 decreased from 1999 due primarily to an overall decline in the U.S. beverage can market. Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The beverage can competes with bottles made from glass and plastic. The Company continues to reduce can and end diameter, lightweight its cans, reduce non-metal costs and restructure production processes. The Company has also redeployed excess beverage can capacity in North America to emerging markets, and to a lesser extent, retrofitted to produce two-piece food cans.

The Company, based on sales, is one of three leading producers of steel and aluminum food cans and ends in North America. Sales for food cans and ends in 2000 decreased from 1999 due primarily to reduced volume requirements from a food can customer who filed for Chapter 11 bankruptcy proceedings in 2000.

The Company in North America has entered into contracts with its suppliers of aluminum can and end sheet that, by formula, guarantee prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months’ market price of aluminum on the LME. Further, “ceiling” prices have been established under these contracts which set maximum prices that the Company would pay for aluminum. In

Crown Cork & Seal Company, Inc.

the future, there can be no assurance that the Company will be able to recover fully any increases or fluctuations in metal prices from its customers.

The Company, based on sales, is one of two leading producers of plastic containers produced from PET (polyethylene terephthalate) and HDPE (high-density polyethylene) within the United States. The Company is also a leading producer of plastic closures for beverage containers and a leading producer of health and beauty care products in the United States. Plastic products continue to represent a larger portion of Americas segment dollar sales. Typically, the Company identifies market opportunities by working cooperatively with customers and implementing commercially successful programs. While PET beverage containers compete against metal and glass containers, the historical increase in PET’s share of the market has come primarily at the expense of glass containers and through new market introductions. The Company believes that it will capitalize on conversions to plastic from other forms of packaging and new markets through its technical expertise, quality reputation and customer service. The Company also believes that its plastic container plant sites are strategically located and sized to meet market requirements.

At December 31, 2000, the Company operated 93 plants and employed approximately 12,000 persons in the Americas.

EUROPE

The European segment had net sales of $3,239 (44% of consolidated net sales) in 2000 and operating income of $300. Excluding the provision for restructuring and other charges, operating income was $342. Net sales in the United Kingdom of $876 and France of $690 represented approximately 27% and 21%, respectively, of segment net sales. The European segment manufactures beverage, food and aerosol cans, specialty packaging, vacuum closures, crowns, canmaking equipment, PET and HDPE containers, plastic closures and health and beauty care packaging.

The Company, based on sales, is one of the leading producers of steel and aluminum food cans and ends within the European segment. Sales for steel and aluminum food cans and ends decreased in 2000 from 1999 due to lower sales unit volumes, primarily in the United Kingdom, France and Italy and the pass through of lower raw material costs, partially offset by volume gains in Eastern Europe.

The Company is a leading European manufacturer of steel and aluminum food and beverage containers, aerosol containers and a variety of plastic packaging products, including PET beverage bottles and plastic closures for beverage, household and personal care applications.

During 2000, two customers, combined, accounted for approximately 11% of segment net sales.

At December 31, 2000, the Company operated 113 plants and employed approximately 20,000 persons throughout the European segment.

Discussion of the Company’s European restructuring activities is contained in Part II hereof within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 20 and 21 under “Provision for Restructuring” and within Item 8 of this Report on pages 39 through 41 under Note L to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

ASIA - PACIFIC

The Asia-Pacific segment had net sales of $308 (approximately 4% of consolidated net sales in 2000) and operating income, before restructuring and other charges, of $22. While below reportable segment thresholds, the Company has defined Asia-Pacific as a reportable segment as this segment is a separate operating division within the Company. The Company reviews results of operations and allocates resources to Asia-Pacific separately from its other operating divisions. The Asia-Pacific segment manufactures aluminum beer

Crown Cork & Seal Company, Inc.

and beverage cans, steel food cans, PET beverage bottles, plastic closures for beverage, food, household products and personal care applications and metal crowns and closures for beverage and food products.

During 2000, no customer accounted for 10% of segment net sales.

At December 31, 2000, the Company operated 17 plants and employed approximately 2,300 persons throughout the Asia-Pacific segment.

ITEM 2.   PROPERTIES

As of December 31, 2000, Crown Cork & Seal Company, Inc. and its worldwide-consolidated subsidiaries operated 223 manufacturing facilities. Within the United States there are 64 manufacturing facilities. The Company has three operating segments, defined geographically, within which it manufactures and markets its products.

The geographic breakdown of the Company’s manufacturing facilities is as follows:

Geographic Area*	Americas	Europe	Asia-Pacific	No. of Plants	No. Leased

United States	64			64	22
Canada	11			11
Central America	9			9	4
South America	9			9
United Kingdom		21		21	2
France		21		21	8
Other Europe		57		57	13
Africa		11		11	2
Middle East		3		3	1
Asia-Pacific			17	17	13

Worldwide Total	93	113	17	223	65

* Excluded are productive facilities in unconsolidated joint ventures as well as service or support facilities.

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from plant to plant. Warehouse and delivery facilities are generally provided at each of the manufacturing locations, although the Company does lease outside warehouses. Management believes that its manufacturing facilities, taken as a whole, are well maintained and generally adequate for current operations.

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

In the design of each new facility, the Company’s engineers are instructed to pay particular attention to the safety of operations, abatement of pollution, incorporation of the Company’s research activities and the quality of the product to be manufactured at such facility.

Crown Cork & Seal Company, Inc.

In addition to the manufacturing facilities in the operating segments, the Company has various support facilities. Such facilities include machine shop operations, plant operations dedicated to printing for cans and crowns, coil shearing, and coil coating and RD&E operations.

The Company maintains research facilities in Alsip, Illinois, near Chicago, within the United States and in Wantage, England, near Oxford, within the United Kingdom and its corporate headquarters in Philadelphia, Pennsylvania; these facilities are owned.

The Company is involved in post-consumer aluminum and plastic container recycling in the United States.

ITEM 3.   LEGAL PROCEEDINGS

The Company is one of over 100 defendants in a substantial number of lawsuits filed by persons alleging bodily injury as a result of exposure to asbestos. This litigation arose from the insulation operations of an U.S. company, the majority of whose stock the Company purchased in 1963. Within approximately three months of this stock purchase, this U. S. company sold its insulation operations.

For the past three years, the Company has provided $535 million to increase its reserve for probable and estimable costs related to asbestos litigation. At December 31, 2000, the reserve for asbestos litigation was $420 million. This reserve is related to the liability for pending and future claims that are probable and estimable.

The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites.

Further information on these matters and other legal proceedings is presented in this Report in Part II, within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Provision for Asbestos Litigation” on pages 21 and 22 and “Environmental Matters” on pages 22 and 23 and within Item 8 of this Report on pages 38 and 39 under Note K to the Consolidated Financial Statements entitled “Commitments and Contingent Liabilities”, which information is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in a table found in Part III, Item 10, “Directors and Executive Officers of the Registrant” of this Report on page 58, which table is incorporated herein by reference.

Crown Cork & Seal Company, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is listed on the New York Stock Exchange and the Paris Bourse. On March 13, 2001, there were 5,555 registered shareholders of the Registrant’s common stock. The market price at December 31, 2000, with respect to the Registrant’s common stock is set forth in Item 8 of this Report on page 55 under “Quarterly Data (unaudited).” The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems in the United States and France. Details regarding the Company’s policy as to payment of cash dividends are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Common Stock and Other Shareholders’ Equity” appearing on pages 23 and 24 of this Report, which is incorporated herein by reference.

On February 26, 2000, approximately 8.1 million shares of the Company’s 4.5% cumulative convertible preferred stock mandatorily converted into approximately 7.4 million shares of the Company’s common stock (together with the associated rights to purchase common stock). No shares of such preferred stock remain outstanding. Further information regarding the Company’s 4.5% convertible preferred stock are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Common Stock and Other Shareholders’ Equity” appearing on pages 23 and 24 of this Report and within Item 8 herein on page 41 under Note N to the Consolidated Financial Statements entitled “Capital Stock,” which information is incorporated herein by reference.

Crown Cork & Seal Company, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2000	1999	1998	1997	1996

Summary of Operations
Net sales (1)	$7,289	$7,998	$8,568	$8,756	$8,599

Cost of products sold (1)	5,982	6,326	6,795	6,969	7,000
Depreciation and amortization	495	522	533	540	496
Selling and administrative expense	314	348	379	414	387
% to net sales	4.3%	4.4%	4.4%	4.7%	4.5%
Provision for restructuring and other charges	333	156	304	67	40
(Gain)/loss on sale of assets	1	(18)		(38)	(24)
Interest expense, net of interest income	373	342	363	340	306
Translation and exchange adjustments	8	13	14	7	(37)

Income/(loss) before income taxes and
cumulative effect of accounting changes	(217)	309	180	457	431
% to net sales	(3.0)%	3.9%	2.1%	5.2%	5.0%
Provision for income taxes	(58)	105	74	148	134
Minority interests, net of equity earnings	(15)	(23)	(1)	(7)	(13)

Net income/(loss) before cumulative effect of
accounting changes	(174)	181	105	302	284
% to net sales	(2.4)%	2.3%	1.2%	3.4%	3.3%
Cumulative effect of accounting changes (2)				(8)

Net income/(loss) (3)	(174)	181	105	294	284
Preferred stock dividends	2	15	17	23	20

Net income/(loss) available to common
shareholders (3)	($ 176)	$166	$88	$271	$264

Return on average shareholders' equity (4)	(7.0)%	6.2%	3.2%	8.3%	11.3%

Financial Position at December 31
Working capital	$652	($573)	($1,542)	($902)	($371)
Total assets	11,159	11,545	12,469	12,306	12,590
Short-term debt plus current long-term
debt maturities	300	1,531	2,466	1,784	1,154
Long-term debt	5,049	3,573	3,188	3,301	3,924
Total debt to total capitalization*	68.3%	60.3%	62.3%	56.1%	56.4%
Minority interests	195	295	280	283	244
Shareholders' equity	2,109	2,891	2,975	3,529	3,563

Crown Cork & Seal Company, Inc.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (Continued)

(in millions, except per share, ratios and other statistics)	2000	1999	1998	1997	1996

Common Share Data (dollars per share)
Earnings/(loss) per average common share
Basic - before cumulative effect of
accounting change	($1.40)	$1.36	$.71	$2.17	$2.16
after cumulative effect of
accounting change				2.11
Diluted - before cumulative effect of
accounting change	(1.40)	1.36	.71	2.15	2.14
after cumulative effect of
accounting change				2.10
Cash Dividends	1.00	1.00	1.00	1.00	1.00
Market price on December 31	7.44	22.38	30.81	50.13	54.38
Book value (based on year-end
outstanding shares plus assumed
conversion of preference shares)	16.79	22.46	22.89	25.26	25.50
Number of shares outstanding at year-end	125.6	121.1	122.3	128.4	128.4
Average shares outstanding
Basic	125.7	122.2	124.4	128.4	122.5
Diluted	126.8	129.8	132.9	140.3	132.4
Shareholders (on record)	5,528	5,254	5,644	5,763	5,736

Other Statistics
Capital expenditures	$262	$280	$487	$515	$631
Number of employees	34,618	35,959	38,459	40,985	44,611
Actual preferred shares outstanding		8.3	8.4	12.4	12.4

Notes:

*Total capitalization includes total debt (net of cash and cash equivalents), minority interests and shareholders’equity.

Certain reclassifications of prior years’data have been made to improve comparability.

(1)

In the fourth quarter of 2000, the Company adopted the accounting guidance provided in EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”As a result, net sales and cost of products sold have been increased by $244 in 2000, $266 in 1999, $268 in 1998, $261 in 1997 and $267 in 1996. For additional information, see Note B to the consolidated financial statements.

(2)	The cumulative effect of accounting changes resulted from the adoption by the Company of EITF 97-13 in 1997.

(3)

Amounts for 2000, 1999, 1998, 1997 and 1996 included after-tax adjustments for restructuring and other charges, $222 or $1.77 per basic and diluted share; $101 or $.78 per basic and diluted share; $205 or $1.65 per basic share and $1.54 per diluted share; $43 or $.33 per basic share and $.31 per diluted share and $32 or $.26 per basic share and $.24 per diluted share, respectively. Net income also included an after-tax charge for a bad debt provision of $36 or $.28 per basic and diluted share in 2000.

(4)

Excluding the adjustments for restructuring, litigation, the cumulative effect of accounting changes and other non-recurring items, the return on average shareholders’equity in 2000, 1999, 1998, 1997 and 1996 would have been 3.2%, 9.3%, 9.2%, 9.7% and 12.6%, respectively.

Crown Cork & Seal Company, Inc.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS
                (in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Cork & Seal Company, Inc. (the “Company”) during the three-year period ended December 31, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements included in this annual report.

Financial results (operating income, pre-tax income, net income and earnings per share) for 2000, 1999 and 1998 were impacted by restructuring and other charges summarized below:

RESTRUCTURING AND OTHER CHARGES

Pre-tax income was charged for $333 ($222 after taxes or $1.77 per share), $156 ($101 after taxes or $.78 per share), and $304 ($205 after taxes or $1.54 per share) in 2000, 1999 and 1998, respectively.

Further information concerning the details of the restructuring plans and asset impairment charges, including an analysis of the restructuring accrual, is included in Notes L and M to the Consolidated Financial Statements and under Provision for Restructuring and Other Charges as provided later in this discussion. Further information concerning the details of the provision for asbestos litigation is included in Note K to the Consolidated Financial Statements and under Provision for Asbestos Litigation as provided later in this discussion.

RESULTS OF OPERATIONS

The Company is organized on the basis of geographic regions with three reportable segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and South and Central America. Europe includes Europe, Africa and the Middle East. Although the economic environments within each of these reportable segments are quite diverse, they are similar in the nature of their products, the production processes, the types or classes of customers for products and the methods used to distribute products. Asia-Pacific, although below reportable segment thresholds, has been designated as a reportable segment because considerable review is made of this region for the allocation of resources. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer of the Company. “Corporate” includes Corporate Technology and headquarters costs.

The Company evaluates performance and allocates resources based on operating income, that is, income before net interest, foreign exchange and gain/loss on sale of assets. The accounting policies for each reportable segment are the same as those described in Note A, “Summary of Significant Accounting Policies.”

NET SALES

Net sales and cost of products sold for prior years have been restated to conform with EITF 00-10, which requires the reporting of freight and handling costs as an element of cost of products sold instead of as a reduction of sales.

Net sales during 2000 were $7,289, a decrease of $709 or 8.9% versus 1999 net sales of $7,998. Net sales during 1998 were $8,568. Sales from U.S. operations decreased 8.3% and 6.1% in 2000 and 1999, respectively. Non-U.S. sales decreased 9.3% and 7.0% in 2000 and 1999, respectively. U.S. sales accounted for 40.9% of consolidated net sales in 2000, 40.6% in 1999, and 40.4% in 1998.

Crown Cork & Seal Company, Inc.

	Net Sales			% Increase/(Decrease)

DIVISION	2000	1999	1998	2000/1999	1999/1998

Americas	$3,742	$3,969	$4,222	(5.6)	(6.2)
Europe	3,239	3,703	4,003	(12.5)	(7.5)
Asia-Pacific	308	333	343	(7.5)	(2.9)
Corporate

	$7,289	$7,998	$8,568	(8.9)	(6.7)

The decrease in 2000 Americas Division net sales was due to (i) sales unit volume declines in the U.S. metal packaging product lines and (ii) divested operations of $87; partially offset by (i) the partial recovery of increased aluminum and resin costs from customers and (ii) sales unit volume increases in Latin America beverage cans and U.S. plastic beverage closures. The U.S. metal packaging volume declines, which accounted for approximately $200 of the decrease, were primarily due to an overall decline in the U.S. beverage can market and reduced volume requirements from a food can customer who filed for Chapter 11 bankruptcy proceedings during the second quarter of 2000. Latin American sales increased by $41 versus 1999, primarily due to the increase in the Brazilian beverage can market. U.S. plastic beverage closure sales unit volume increased 12% versus 1999 and U.S. PET beverage bottle sales decreased approximately 1% versus 1999. The decrease in 1999 Americas Division net sales was a result of (i) sales unit volume declines across most U.S. and Canadian metal packaging product lines, (ii) the disposal of the Company’s composite can business, (iii) the pass-through of lower raw material costs, primarily in aluminum cans and ends and PET beverage bottles, to customers and (iv) weak economic conditions in South America following Brazil’s January 1999 currency devaluation; partially offset by sales unit volume increases in PET beverage bottles, beverage and non-beverage plastic closures, aerosol cans and beverage cans and ends at the Company’s Colombian beverage can joint venture. Lower pricing in 1999 had an overall 3.5% negative effect on net sales compared to 1998 while volume declines reduced division net sales by 2.0%. U.S. sales accounted for 79.7% of division net sales in 2000 and 82.0% in 1999 and 1998.

Excluding the unfavorable impact of foreign currency translation of $398, European Division net sales decreased $66 or 1.8% from 1999. The decrease was primarily due to volume losses of approximately $55, or 1.7% in constant dollars, and selling price reductions of approximately $7. The sales unit volume losses were primarily due to (i) food can sales in the United Kingdom, France and Italy, and (ii) beverage can and plastic beverage bottle sales in the United Kingdom; partially offset by increased volumes in the health and beauty care packaging, plastic closure, French and Spanish beverage can, and Eastern European food can operations. Selling price decreases in the food can and beverage can operations, due in part to the strength of the sterling versus the euro and the pass-through to food can customers of lower steel costs, were offset by higher selling prices in the plastics operations, primarily due to the pass-through of higher resin costs. Excluding the unfavorable impact of foreign currency translation, net sales in the European Division decreased 4.3% in 1999 versus 1998. The decrease was a result of (i) competitive pricing across many product lines coupled with the pass-through of lower raw material costs, reducing division net sales by 3.0%, (ii) sales unit volume decreases of food cans in the United Kingdom, Iberia and Central Europe, (iii) lower aerosol can volumes in the United Kingdom, (iv) lower overall sales unit volumes in health and beauty care packaging and (v) the divestment of a majority portion of the Company’s interest in its South African beverage can operations; partially offset by increased sales unit volumes of (i) beverage cans, up 7.5% for the year with strong performances in the United Kingdom, France, Greece and Spain, (ii) food cans in Benelux, France and Italy, (iii) plastic beverage closures, up 10.8% and (iv) PET beverage bottles, up 5.9%. Pricing in 1999 remained competitive throughout the division across all product lines especially in food cans where constant dollar sales values were 3.4% lower than in 1998 despite an overall volume increase of 1.9%.

The decrease in net sales for the Asia-Pacific Division in 2000 versus 1999 was primarily due to $21 of decreased beverage can sales in China and $7 of unfavorable foreign currency translation, primarily in Thailand. The decrease in China beverage can sales was due to a reduction in customer requirements and continued pressure on selling prices. Selling price decreases in Thailand were partially compensated by higher

Crown Cork & Seal Company, Inc.

unit volumes. The decrease in net sales for the Asia-Pacific Division in 1999 as compared to 1998 was primarily the result of decreased beverage can sales in China. Lower beverage can pricing, a result of very aggressive competition throughout the division, was the major pricing factor which reduced division net sales 4.8% during 1999. The Company’s operations in Thailand reported very strong sales unit volume increases in 1999 across all product lines, most notably, beverage, food and seafood cans and plastic beverage closures.

COST OF PRODUCTS SOLD

Cost of products sold for 2000, excluding depreciation and amortization, was $5,982, a decrease of 5.4% from $6,326 in 1999, which was 6.9% lower than 1998. The decrease in 2000 was due to the appreciation of the U.S. dollar against most foreign currencies and generally lower sales unit volumes; partially offset by increased raw material and energy costs, and a charge of $55 against receivables due from a food can customer in Chapter 11 bankruptcy proceedings. As a percentage to net sales, cost of products sold was 82.1% in 2000 as compared to 79.1% in 1999 and 79.3% in 1998. The increase as a percentage to sales was due to lower sales unit volumes in many product lines, increased raw material and energy costs, reduced selling prices in certain operations, and the charge against receivables of $55 in 2000.

SELLING AND ADMINISTRATIVE

Selling and administrative expense for 2000 was $314, a decrease of 9.8% from the 1999 expense of $348, following a decrease of 8.2% from $379 in 1998. The decrease in 2000 was primarily due to the appreciation of the U.S. dollar against the European currencies, reduced research and development spending, and the continued reduction in headcount. The decrease in 1999 was primarily due to the prior restructuring activities within the European operations and the appreciation of the U. S. dollar against the European currencies.

OPERATING INCOME

The Company views operating income as the principal measure of performance before interest costs and other non-operating expenses. Operating income, after restructuring and other charges, was $165, $646 and $557 in 2000, 1999 and 1998, respectively. Operating income, before restructuring and other charges, was $498, $802 and $861 in 2000, 1999 and 1998, respectively. Operating income before restructuring and other charges, as a percentage to net sales, was 6.8% in 2000 and 10.0% in both 1999 and 1998.

An analysis of operating income by division, before restructuring and other charges, follows:

	Operating Income			% Increase/(Decrease)

DIVISION	2000	1999	1998	2000/1999	1999/1998

Americas	$214	$384	$374	(44.3)	2.7
Europe	342	456	556	(25.0)	(18.0)
Asia-Pacific	22	31	3	(29.0)	933.3
Corporate	(80)	(69)	(72)	(15.9)	4.2

	$498	$802	$861	(37.9)	(6.9)

Operating income in the Americas Division was 5.7% of net sales in 2000 versus 9.7% in 1999 and 8.9% in 1998. The decrease in 2000 operating income and margins was due to (i) a charge of $55 against a receivable from a food can customer that filed a voluntary Chapter 11 bankruptcy petition, (ii) sales unit volume declines in the U.S. metal packaging product lines as described above, (iii) increased resin costs that were not fully recovered, (iv) decreased profits for U.S. beverage cans due to competitive pressures on selling prices and (v) increased energy costs; partially offset by (i) improved beverage can volumes in Latin America and (ii) increased sales volumes in health and beauty care packaging. The increase in 1999 operating income and margins was primarily due to (i) cost savings in the Company’s U.S. metal and plastic container businesses from related 1998 and 1997 restructuring programs, (ii) sales unit volume gains in PET beverage bottles,

Crown Cork & Seal Company, Inc.

aerosol cans, beverage and non-beverage plastic closures and beverage cans and ends in Colombia and (iii) a $7 reduction in division selling and administrative costs, including $5 in U.S. operations; partially offset by (i) sales unit volume declines across most U.S. and Canadian metal packaging product lines, (ii) competitive selling price pressures across most division product lines and (iii) the January 1999 currency devaluation in Brazil which drove local currency raw material prices higher with price pressures prohibiting the full pass-through of these cost increases. The Company believes that the Americas Division operating margins will remain under pressure in 2001 due to the continued low selling prices in the U.S. beverage can market and the full-year effect of the lower food can volumes. In addition, U.S. pension income of $28 in 2000 is projected to be an expense of approximately $22 in 2001, primarily due to the lower value of the plan assets at December 31, 2000 versus the end of 1999.

European Division operating income was 10.6% of net sales in 2000 versus 12.3% in 1999 and 13.9% in 1998. Excluding the negative exchange rate effect of $50, the decrease in 2000 operating income and margins is due to (i) increased resin and aluminum costs, (ii) lower selling prices in the food can operations, (iii) lower food can volumes in the United Kingdom, France and Italy and (iv) lower beverage can and plastic beverage bottle volumes in the United Kingdom; partially offset by (i) increased volumes in the health and beauty care packaging operations, (ii) cost reductions throughout the food can and beverage can operations and (iii) increased pension income in the United Kingdom. The strength of the sterling versus the euro also contributed to the reduced selling prices and operating income in the United Kingdom operations. The decrease in 1999 operating income and margins was a result of (i) competitive pricing across several product lines, (ii) sales unit volume decreases of food cans in the United Kingdom, Iberia and Central Europe, (iii) lower aerosol volumes in the United Kingdom, (iv) lower overall sales unit volumes in health and beauty care packaging and (v) the appreciation of the U.S. dollar against most European currencies. These factors offset (i) strong sales unit volume performances in (a) beverage cans in the United Kingdom, France, Greece and Spain, (b) plastic beverage bottles, (c) plastic beverage closures, (d) food cans in Benelux, France and Italy and (ii) cost reductions from restructuring, capital expenditure and other cost improvement programs. The Company believes that lower selling prices, largely in the United Kingdom due to the strength of the sterling against the euro, will continue in 2001.

Operating income in the Asia-Pacific Division was 7.1% of net sales in 2000 versus 9.3% in 1999 and 0.9% in 1998. The decrease in 2000 operating income and margins was primarily due to selling price decreases in the China and Thailand operations. The China beverage can market continues to suffer from overcapacity, and the resulting pressure on selling prices lowered operating income by $8. The effect of selling price reductions in the Thailand food and plastic beverage closure operations decreased operating income by $6, but were partially offset by sales unit volume increases of $2 in these operations. Beverage can sales in Southeast Asia contributed $1 of additional operating income as unit volume gains in Singapore and Malaysia were offset by lower volumes in Vietnam. The increase in 1999 operating income and margins was due primarily to (i) sales unit volume increases of seafood cans, food cans, beverage cans, aerosol cans and plastic beverage closures in Thailand, (ii) sales unit volume increases of beverage cans in Malaysia and Singapore, (iii) cost reductions, approximating 46% of the operating income improvement, achieved through line speed, spoilage reduction and restructuring programs and (iv) the appreciation of many Southeast Asian currencies against the U.S. dollar, which offset (i) sales unit volume declines of beverage cans in China and (ii) competitive selling pressures across many product lines throughout the region.

(GAIN) LOSS ON SALE OF ASSETS

During 2000, the Company sold various surplus properties and other assets for a total of $28 and realized a net loss of $1. In 1999, the Company sold its composite can business for $44 in cash. The business sold included manufacturing assets at three separate locations which had generated annual net sales of approximately $30. Gains, totaling $18, were realized from the sales of the composite can business and seventeen surplus properties in 1999.

Crown Cork & Seal Company, Inc.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $373 in 2000, an increase of $31 or 9.1% compared to 1999 net interest expense of $342. Net interest expense in 1998 was $363. The increase in 2000 was primarily due to higher interest rates, offset by a decrease of approximately $11 due to foreign currency translation. The tightening bank credit environment and concern over the Company’s asbestos litigation contributed to downgrades in the Company’s debt rating during the third and fourth quarters of 2000 by the major rating agencies. Due to these downgrades, the Company lost access to several sources of lower cost financing, including the commercial paper market and receivables securitization programs. The decrease in 1999 net interest expense was due primarily to generally lower interest rates, debt reduction and lower raw material costs which helped reduce the early season build-up of working capital. Net interest expense in 2001 is projected to be significantly higher due to higher interest rates and fees incurred in connection with the extension of the Company’s $2,500 credit facility and new borrowings under a $400 term loan. The credit facility and term loan are summarized in the Liquidity and Capital Resources section of this discussion and in Note P to the Consolidated Financial Statements.

FOREIGN EXCHANGE

Unfavorable foreign exchange adjustments of $8, $13 and $14 were recorded in 2000, 1999 and 1998, respectively, primarily from the remeasurement of the Company’s operations in highly inflationary economies, or those non-U.S. subsidiaries with a U.S. dollar functional currency.

TAXES ON INCOME

The effective tax rates on income or loss were 26.7%, 34.0% and 41.1% in 2000, 1999 and 1998, respectively. Excluding restructuring and other charges, the adjusted effective rates were 45.7%, 34.4% and 35.7% in 2000, 1999 and 1998, respectively. The increase in the adjusted 2000 effective rate is primarily because non-deductible goodwill amortization had a larger percentage effect on the lower adjusted pre-tax income. Benefits recorded in 2000 for the reduction of reserves for tax contingencies were offset by a net charge for valuation allowance adjustments. The decrease in the effective tax rate in 1999 was principally a result of the effect of non-deductible goodwill amortization having a lesser percentage impact on higher pre-tax income. The decrease in the effective tax rate in 1999, excluding restructuring and other charges, was primarily due to (i) a tax rate reduction in the United Kingdom; (ii) increased pre-tax income in lower tax rate countries in Asia and South America and (iii) taxable profits in Company operations where the utilization of previous net operating losses offset current tax liabilities. The Company’s effective tax rate is different than the U.S. federal statutory rate of 35% primarily due to lower rates in certain non-U.S. operations, the ongoing re-evaluation of reserve and valuation allowance requirements, and non-deductible goodwill amortization. A reconciliation of the U.S. federal statutory rate to the Company’s effective rate is presented in Note T to the Consolidated Financial Statements.

The Company recorded a U.S. federal tax benefit of $127 during 2000 in connection with current year losses, arising from the asbestos litigation provision, the receivables provision of $55, and higher interest costs. The Company will continue to review the recoverability of these and all other deferred tax assets each quarter.

MINORITY INTERESTS, NET OF EQUITY EARNINGS

Minority interests’ share of net income was $18, $23 and $5 in 2000, 1999 and 1998, respectively. The decrease in 2000 was due to (i) decreased operating income in the China beverage can operations, (ii) the purchase of the minority shares in CarnaudMetalbox Asia Limited during the second quarter of 2000 and (iii) reduced profits in the Company’s operations in Greece; partially offset by better results in the Brazilian and Colombian beverage can operations. The increase in minority interests in 1999 was due primarily to (i) increased profits throughout Asia, most notably Thailand, (ii) increased profits in Greece due to the acquisition

Crown Cork & Seal Company, Inc.

of Alucanco, (iii) the elimination of start-up losses in Colombia and (iv) the divestment of a majority portion of the Company’s interest in its South African beverage can operations which reported operating losses in 1998.

Equity in earnings of affiliates was $3, $0 and $4 in 2000, 1999 and 1998, respectively. The increase in 2000 was primarily due to improved results in the Company’s beverage can ventures in the Middle East and Venezuela. The decrease in equity earnings in 1999 was primarily due to (i) lower earnings in the Company’s non-consolidated affiliates in Brazil, Mexico and Venezuela and (ii) the write-off of a Company investment in Spain.

NET INCOME AND EARNINGS PER SHARE

The net loss for 2000 was $176 compared to net income of $166 and $88 in 1999 and 1998, respectively. Loss per share was $1.40 compared to earnings per share of $1.36 and $.71 in 1999 and 1998, respectively. Net income from operations, excluding (i) provisions for restructuring and other charges, (ii) the bad debt charge of $55 in 2000 for a customer in Chapter 11 proceedings and (iii) gains and losses on sale of assets was $83, $257 and $293 in 2000, 1999 and 1998, respectively, while earnings per share was $.66, $2.10 and $2.33, respectively.

FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $382 at December 31, 2000 compared to $267 and $284 at December 31, 1999 and 1998, respectively. The Company’s primary sources of cash for 2000 consisted of funds provided from operations of $270 and the net increase in short term borrowings of $601. The Company’s primary uses of cash in 2000 consisted of (i) capital expenditures of $262, (ii) payments of long-term debt of $216, (iii) dividends paid of $127, (iv) the purchase, for $81, of the minority interests in the Company’s CarnaudMetalbox Asia Limited subsidiary operations in Thailand, Singapore, Vietnam and China, and (v) the repurchase of approximately 3.2 million common shares at an aggregate cost of $49. The decrease in funds provided from operations in 2000 versus 1999 was the result of (i) reduced operating profit, (ii) a decrease in asset securitization of $68 in 2000 and (iii) an increase in working capital.

In 2000 the Company funded its working capital through the issuance of commercial paper and its multicurrency credit facility. During the third and fourth quarters, however, the Company’s ability to access the commercial paper market was eliminated due to downgrades in its credit rating and, as a result, the Company funded its operations thereafter through its $2,500 multicurrency credit facility. As of March 14, 2001, the Company's corporate credit rating from Standard and Poor’s is BB– and the long-term credit rating is B with a negative outlook. The long-term credit rating from Moody’s is B2, also with a negative outlook.

As of December 31, 2000, the Company had drawn $2,315 against its $2,500 multicurrency revolving credit facility with a maturity date of February 4, 2002, and the entire balance was classified as “Long-term debt, excluding current maturities” in the Consolidated Balance Sheet.

On March 2, 2001, the Company amended and restated its $2,500 multicurrency revolving credit facility and obtained a new $400 term loan. The amended and restated credit facility bears interest at LIBOR plus 2.5% and the maturity date has been extended to December 8, 2003. The term loan bears interest at LIBOR plus 3.5% and matures February 4, 2002. In connection with the new facility and term loan, the Company has pledged as collateral the stock of certain of the Company’s subsidiaries and substantially all of the assets of the borrowing companies and the Company’s domestic subsidiaries, except for those assets which are already pledged, are precluded from being pledged under existing or anticipated agreements, or are impractical to pledge under local law. The credit facility and term loan contain covenants which include (i) interest coverage and leverage ratios, (ii) restrictions on the assumption of indebtedness and payment of dividends and (iii) restrictions on the use of proceeds from asset sales. Any credit facility or term loan

Crown Cork & Seal Company, Inc.

repayments made using proceeds from the sale of businesses will permanently reduce the funds available under the agreement.

On August 25, 1999, the Company sold $350 of public debt securities utilizing the remaining available outstanding on its November 26, 1996 shelf registration filing with the Securities and Exchange Commission (the “SEC”). The notes mature on September 1, 2002 and bear interest at a rate of 7.125% per annum, payable semiannually. The proceeds of this offering were used to pay down short-term commercial paper.

On December 2, 1999, the Company sold Euro 300 6% Senior Notes through its wholly owned finance subsidiary, Crown Cork & Seal Finance S.A. located in France. The notes are unconditionally and irrevocably guaranteed by the Company and will mature December 6, 2004. The notes are not registered under the United States Securities Act of 1933, but are listed on the Luxembourg Stock Exchange. The proceeds of the offering were used to pay down short-term indebtedness.

On March 2, 1998, the Company completed the repurchase of 4,093,826 shares of its common stock at $49.00 per share and 3,660,300 shares of its acquisition preferred at $46.00 per share from Compagnie Générale d’Industrie et de Participations (CGIP). The repurchased shares represented approximately 5.3% of the Company’s then outstanding voting securities. These repurchased preference shares were retired. The transaction value of $369 was financed through an increase in short-term indebtedness.

The Company’s ratio of total debt (net of cash and cash equivalents) to total capitalization was 68.3%, 60.3% and 62.3% at December 31, 2000, 1999 and 1998, respectively. Total capitalization is defined by the Company as total debt (net of cash and cash equivalents), minority interests and shareholders’ equity. The increase in the Company’s debt is due to free cash flow (defined as cash from operations less capital expenditures and dividends paid) of ($118), the acquisition of minority interests in Asia for $81 and share repurchases of $49. The Company’s free cash flow would have been ($50) had it not lost $68 of receivables securitization due to the downgrade in its credit ratings. As of December 31, 2000, $68 of long-term debt matures within one year.

The Company is highly leveraged. As of December 31, 2000, the Company had outstanding $232 of short-term debt and $5,117 of long-term debt. As a result of this indebtedness and higher interest costs relating to the amended multicurrency credit facility and the new term loan, the Company expects that a significant portion of its free cash flow will be dedicated to interest and principal payments on its outstanding indebtedness. In addition, the Company is required to fund its U.S. pension plans for approximately $100 in 2001. The Company expects to repay its indebtedness, including the term loan due in February, 2002, through a combination of internally generated funds, asset dispositions and refinancings. There can be no assurance, however, regarding the timing or terms of any such dispositions. The Company is also considering expanding its receivable securitization program.

The Company believes it has sufficient sources of financing to maintain its current operations and to fund its obligations as they become due. However, actual results could differ from this expectation as a result of multiple factors, such as the Company’s ability to consummate asset sales on acceptable terms and the impact of any further downgrades of the Company’s debt ratings.

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks. The Company addresses these risks through a program that includes the use of financial instruments. Financial instruments utilized by the Company in its hedging activities, primarily swaps and forwards, are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. The Company diversifies the counterparties used and monitors the concentration of risk to limit its counterparty exposure.

Crown Cork & Seal Company, Inc.

International operations, principally European, constitute a significant portion of the Company’s consolidated revenues and identifiable assets. These operations result in a large volume of foreign currency commitments and transaction exposures and significant foreign currency net asset exposures. The Company’s objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company actively manages foreign currency exposures associated with recognized foreign currency denominated assets and liabilities, firm commitments and anticipated transactions which arise in the normal course of business at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments. The general purpose for using derivative instruments is to minimize the cash flow variability of local currency costs and revenues which are denominated in currencies other than the local functional currency. Foreign exchange contracts which hedge defined exposures generally mature within twelve months. The Company does not generally hedge its exposure to translation gains or losses on its non-U.S. net assets because cash flows are often reinvested within the operations which generate them and, where possible, borrowings are obtained in the local functional currency. The Company has also entered into cross-currency swaps to hedge the related foreign currency exchange risk related to subsidiary debt which is denominated in currencies other than the functional currency of the related subsidiary. The swaps outstanding at December 31, 2000 effectively convert U.S. dollar-denominated debt into local currency debt for both interest and principal.

The table below provides information in U.S. dollars as of December 31, 2000 about the Company’s forward currency exchange contracts. The majority of the contracts expire in 2001.

Buy/Sell	Contract Amount	Average Contractual Exchange Rate
U.S. dollars/Euro	$349.88
Sterling/U.S. dollars	363	1.44
Euro/Sterling	277	1.63
Sterling/Euro	100.62
U.S. dollars/Canadian dollars	90	1.53

The Company has an additional $187 in a number of smaller contracts to purchase or sell various other currencies, principally European, as of December 31, 2000. Unrealized losses on these contracts at December 31, 2000 were $3.

Total forward exchange contracts outstanding as of December 31, 1999 were $1,336.

The Company manages its interest rate risk, primarily from fluctuations in U.S. prime and LIBOR interest rates, in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of 40% to 60% of total borrowings. The Company manages its interest rate risk by retiring and issuing debt from time to time and by executing interest rate swaps. At December 31, 2000, three cross-currency swaps were outstanding with a U.S. dollar-equivalent notional amount of $700. These swaps effectively convert fixed rate U.S. dollar-denominated debt into fixed rate sterling-denominated debt (£ 302) and floating rate euro-denominated debt (euro 223). The notional amounts and maturities for the underlying U.S. dollar debt and the cross-currency swaps are the same, minimizing the impact on the financial statements from changing interest and foreign exchange rates.

For debt obligations, the table below presents principal cash flows and related interest rates by year of maturity. Variable interest rates disclosed represent the weighted average rates at December 31, 2000. Cross-currency swaps have been included within the appropriate debt classification.

Crown Cork & Seal Company, Inc.

	Year of Maturity

Debt	2001	2002	2003	2004	2005	Thereafter

Fixed rate	$37	$370	$415	$292	$409	$1,014	*
Average interest rate	7.5%	7.1%	7.4%	6.0%	8.1%	7.8%

Variable rate	$263	$2,332	$215			$2
Average interest rate	6.7%	7.4%	4.3%			8.1%

* Includes debentures of $200 with a maturity of 2023 which are redeemable at the option of the Company, with prior notice to holders, at any time on or after April 15, 2003. Redemption values vary as defined in the prospectus dated January 15, 1993.

At December 31, 1999, debt outstanding included fixed rate debt of $2,910 with an average interest rate of 7.3%, and variable rate debt of $2,194 with an average interest rate of 5.1%.

The Company’s basic raw materials, primarily aluminum, tinplate and resins, are subject to significant price fluctuations. The Company’s objective in managing its exposure to changing commodity prices is to limit the impact on earnings and cash flow, that is, reduce volatility, through arrangements with customers and suppliers and, at times, through the use of commodity instruments designated as hedges. Any gains or losses realized from the use of these instruments are included in inventory to the extent that they are designated and effective as hedges of the anticipated purchases. The maturities of the commodity instruments closely correlate to the anticipated purchases of those commodities.

The Company’s use of financial instruments in managing market risk exposures described above is consistent with the prior year. Further information specific to Company financing is presented in Notes P and Q to the Consolidated Financial Statements.

PROVISION FOR RESTRUCTURING AND OTHER CHARGES

The items included within this caption in 2000 are provisions of (i) $255 ($166 net of tax or $1.32 per share) in connection with asbestos litigation, (ii) $48 ($33 net of tax or $.27 per share) for restructuring charges, (iii) $26 ($19 net of tax or $.15 per share) for asset impairment charges and (iv) $4 ($4 net or $.03 per share) for the loss associated with the sale of an operation in South America to its local management. In 1999, this caption included a provision of $163 ($106 net of tax or $.87 per share) for asbestos litigation and a credit of $7 ($5 net of tax or $.04 per share) for restructuring. In 1998, this caption included $179 ($127 after-tax or $.95 per share) for restructuring and $125 ($78 net or $.59 per share) for asbestos litigation.

The asbestos litigation is discussed further under the section titled Provision for Asbestos Litigation.

The 2000 restructuring charge of $48 was incurred in connection with overhead structure modifications in Europe and the closure of three plants in the U.S. metal packaging operations. The charge included (i) severance pay and benefits covering the reductions of approximately 1,000 employees, a cash expense of $42, (ii) costs associated with the write-down of assets of $1 and (iii) lease termination and other exit costs of $5. The Company anticipates that the restructuring actions will save approximately $30 after-tax on an annualized basis when fully implemented. Additional details about the restructuring charge are included in Note L to the Consolidated Financial Statements.

The 2000 asset impairment charge of $26 includes the write-off of a minority interest in a machinery company and an investment in Eastern Europe due to uncertainty regarding the ultimate recovery of these investments. The events which caused the Company to review its investments for impairment were a Chapter 11 bankruptcy petition filed by the machinery company and the politically unstable environment in which the Company’s investment in Eastern Europe operated.

Crown Cork & Seal Company, Inc.

During 1999, management decided not to close a plant originally provided for in September 1998 based on a customer’s decision to increase its purchases in that plant’s geographic market. Management also decided during 1999 to close one plant in Europe and to reorganize its worldwide research and development functions. This decision, combined with the cancellation of the 1998 project, resulted in a net credit to earnings of $7 ($5 after-tax or $.04 per share), including a credit of $6 for employee severance and related benefits and a credit of $1 for other exit costs.

During 1998, the Company provided $179 ($127 after-tax or $.95 per share) for the costs associated with a plan to close thirteen plants and to reorganize three additional plants. Included in the restructuring charge were costs for (i) severance and related benefits amounting to $99, (ii) asset write-downs amounting to $60 and (iii) lease termination and other exit costs amounting to $20, primarily a cash expense. The severance charge covered the reduction of approximately 2,900 employees, 1,900 of whom were involved in direct manufacturing operations. Reductions in headcount were completed at the end of the third quarter of 1999. The asset write-downs which reflected the impairment of property, plant and equipment, principally in the Americas Division, were reflected as a reduction in the carrying values of the related assets. Lease termination and other exit costs were substantially incurred by the end of 1999.

PROVISION FOR ASBESTOS LITIGATION

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

Until 1998 the Company considered that the fund was adequate and that the likelihood of exposure for this litigation in excess of the amount of the fund was remote. This view was based on the Company’s analysis of its potential exposure, the balance available under the 1985 settlement, historical trends and actual settlement ranges. However an increase in claims activity along with several larger group settlements, caused the Company to reevaluate its position. As a consequence, the Company provided an after-tax charge of $78 (or $.59 per share) in 1998 to supplement the remaining fund and cover estimated future claims.

During 1999, the Company recorded an after-tax charge of $106 (or $.87 per share) to increase its estimate of probable costs related to asbestos. This charge was based on management’s on-going evaluation of the adequacy of its asbestos related accrual and considered the nature and amounts of claims settled and new claims received. The need to increase the accrual was primarily driven by an acceleration of pending claims as well as larger group settlements which occurred in the fourth quarter of 1999.

During the fourth quarter of 2000, the Company engaged an expert in the field of medical demographics to perform an independent evaluation of the Company’s potential asbestos liability. Based on this evaluation, and the Company’s own review, the Company recorded an after-tax charge of $166 (or $1.32 per share) to increase its reserve for probable and estimable costs related to asbestos litigation. The Company expects to incur asbestos liability payments of approximately $100 during the next year, of which $54 relates to settlements in place at December 31, 2000.

At December 31, 2000, approximately 44,000 asbestos personal injury claims were pending against the Company. During 2000, approximately 44,000 claims were filed and the Company disposed of approximately 40,000 claims for approximately $100, some of which will be paid to claimants over a period of several years. These figures, and the charge noted above, do not include 31,000 pending claims involving plaintiffs who

Crown Cork & Seal Company, Inc.

allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes, based upon counsel’s advice, will not, in the aggregate, involve any material liability.

Based on the independent evaluation referred to above, and the Company’s own review, the asbestos related liability for pending and future claims that are probable and estimable was approximately $420 at December 31, 2000. The Company cautions, however, that this estimate may be influenced by changes in the litigation environment and other factors which may vary as claims are filed and settled or otherwise disposed of. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the operating results or cash flows in future periods. While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position.

CAPITAL EXPENDITURES

Consolidated capital expenditures totaled $262 in 2000 as compared with $280 in 1999. Minority partner contributions to consolidated capital expenditures were approximately $4 in both years.

Expenditures in the Americas Division totaled $119 in 2000, including spending for U.S. PET bottle projects, increased printing capabilities in the U. S. beverage can operations, increased plastic closure capacity, and several health and beauty care projects.

Spending in the European Division of $132 included line conversion, lightweighting and can shaping projects in the United Kingdom beverage can operations, plastic closure capacity expansion in Western Europe, and increased printing capabilities in France.

The Company expects its capital expenditures in 2001 to be approximately $170, which the Company believes is sufficient to maintain its operations at their current levels of capacity and efficiency.

ENVIRONMENTAL MATTERS

Compliance with the Company’s Environmental Protection Policy is a primary management objective and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment and is operating within the increasingly complex laws and regulations of national, state, and local environmental agencies or is taking action aimed at assuring compliance with such laws and regulations. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases, and, accordingly, does not expect compliance with these laws and regulations to have a material effect on the Company’s competitive position, financial condition, results of operations or capital expenditures.

The Company is dedicated to a long-term environmental protection program and has initiated and implemented many pollution prevention programs with an emphasis on source reduction. The Company continues to reduce the amount of metal and plastic used in the manufacture of steel, aluminum and plastic containers through “lightweighting” programs. The Company not only recycles nearly 100% of scrap aluminum, steel, plastic and copper used in its manufacturing processes, but through its Nationwide Recyclers subsidiary, is directly involved in post-consumer aluminum and plastics recycling. Many of the Company’s programs for pollution prevention reduce operating costs and improve operating efficiencies.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $2 and $3 in 2000 and 1999, respectively. The Company’s balance sheet reflects estimated gross remediation liabilities of $21 and $19 at December 31,

Crown Cork & Seal Company, Inc.

2000 and 1999, respectively, and probable recoveries related to indemnification from the sellers of acquired companies and the Company’s insurance carriers of $5 and $10 at December 31, 2000 and 1999, respectively.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters, the outcome of which are subject to various uncertainties, may be decided unfavorably against the Company. It is, however, the opinion of Company management, after consulting with counsel, that any unfavorable decision will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Shareholders’ equity was $2,109 at December 31, 2000 as compared with $2,891 and $2,975 at December 31, 1999 and 1998, respectively. The decrease in 2000 equity was primarily due to the net loss for the year of $174, currency translation losses in non-U.S. operations of $221, a minimum pension liability adjustment of $213, dividends declared on common stock of $125, and stock repurchases of $49. The decrease in 1999 equity was due to currency translation in non-U.S. subsidiaries of $161, dividends declared on common stock of $122 and the repurchase of common and preferred shares of $30, offset by $166 of earnings in the business and a $63 minimum pension liability adjustment.

The Company’s 1998 share repurchase program allows for the repurchase of up to ten million shares of outstanding common and preferred stock. The Company’s new credit agreement, however, as presented in the Liquidity and Capital Resources section of this discussion, prohibits the repurchase of common stock except to meet the requirements for the Company’s stock-based compensation and savings plans. The Company acquired 3,165,528 shares, 1,256,700 shares and 6,528,783 shares of common stock in 2000, 1999 and 1998, respectively, for $49, $29 and $286, respectively. The Company also acquired 50,000 shares and 4,055,300 shares of acquisition preferred stock for $1 and $181 during 1999 and 1998, respectively.

The Company declared cash dividends on common stock totaling $125 in 2000 and $122 in 1999. The Company’s Board of Directors suspended the quarterly dividend of $.25 per share during the fourth quarter of 2000. In addition, the Company’s new credit agreement prohibits the payment of future dividends.

At December 31, 2000, common shareholders of record numbered 5,528 compared with 5,254 at the end of 1999. Total common shares outstanding were 125,621,648 at December 31, 2000 compared to 121,081,153 at December 31, 1999. In February 2000, all outstanding shares of acquisition preferred stock were converted into approximately 7.6 million shares of common stock. Total acquisition preferred shares outstanding at December 31, 1999 were 8,325,951.

The Board of Directors adopted a Shareholder Rights Plan in 1995 and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock. Each right then may be exercised to acquire one share of common stock at an exercise price of $200, subject to adjustment. Alternatively, under certain circumstances involving the acquisition by a person or group of 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of shares of the Company’s common stock having a market value of two times the exercise price of the right. In the event the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of the acquiring company’s common shares having a market value of two times the exercise price of the right. The rights may be

Crown Cork & Seal Company, Inc.

redeemed by the Company at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights will expire on August 10, 2005.

INFLATION

Inflation has not had a significant impact on the Company over the past three years and the Company does not expect it to have a significant impact on the results of operations or financial condition in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Accounting Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (a replacement of FASB Statement No. 125).” SFAS No. 140 revises the accounting for securitization transactions and other transfers of financial assets and collateral and requires certain disclosures. These disclosures include information about securitized assets, including principal outstanding and related accounting policies. The accounting requirements of the standard are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001, and must be applied prospectively. The disclosures related to securitization transactions are required for fiscal years ending after December 15, 2000, and comparative disclosures for prior periods are not required. The Company has provided the required disclosures as of December 31, 2000 in Note D of the Notes to the Consolidated Statements and does not expect the impact of the accounting requirements of the standard to be material to its financial position or results of operations in future periods.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133,” establishes comprehensive accounting and reporting guidelines for derivative instruments and hedging activities. The standard requires that all derivative instruments be recorded in the balance sheet at fair value. The accounting for changes in fair value of these instruments depends on whether the instruments qualify as a hedge. If the derivative does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged.

The Company adopted SFAS No. 133 as of January 1, 2001. The related transition adjustments resulted in an after-tax charge to shareholders’ equity of $18, and an after-tax credit of $4 to net income. The ultimate impact of the standard on the Company’s results of operations will depend on a variety of factors, including interest rates and other market conditions, as well as future interpretive guidance from the FASB, which continues to address implementation issues.

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended, was effective for the fourth quarter of 2000. Adoption by the Company had no effect on the consolidated financial statements.

YEAR 2000

The Company has not experienced any significant Year 2000 or leap year problems. Also, the Company’s suppliers and customers have not experienced any Year 2000 problems which have had a significant impact on the Company.

In connection with its Year 2000 project, the Company spent approximately $19 of which $9 was expensed. This spending did not include labor costs for employees assigned to the Year 2000 project, as it was not practicable to accumulate such costs. Funding for the Year 2000 project came from operating cash flows.

Crown Cork & Seal Company, Inc.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries (“the participating countries”) of the European Union (“EU”) established fixed conversion rates between their existing currencies ( the “legacy currencies”) and one common currency, the euro. At that time the euro began trading on currency exchanges and was available for financial transactions. Beginning in January 2002, new euro-denominated currency (bills and coins) will be issued, and legacy currencies will be withdrawn from circulation.

The largest non-participating country is the United Kingdom which provided approximately 12% of the Company’s revenues during 2000 and is a major trading partner with the participating countries. Due to the non-participation of the U.K. in the euro, the competitive position of the Company’s U.K. operations is subject to, among other things, fluctuations in the exchange rate between euro and sterling. Price competition may arise from imports into the U.K. or from the U.K. operations exporting to the European continent. At December 31, 2000, approximately 53% of the contract notional value of outstanding foreign exchange contracts involve the euro, primarily with sterling.

With the convergence of short-term interest rates within the EU, the foreign exchange exposure between the currencies of participating countries has diminished considerably, and the Company has benefitted from reduced hedging costs.

The Company believes it has identified and substantially addressed the significant issues that may have resulted or will result from the euro conversion. These issues include increased competitive pressures from greater price transparency, changes in information systems to accommodate various aspects of the new currency and exposure to market risk with respect to financial instruments. The conversion to the euro, including the costs of implementation, has not been and is not expected to be material. However, the Company cannot guarantee that, with respect to the euro conversion, all problems including long-term competitive implications of the conversion, will be foreseen and corrected and that no material disruption of the Company’s business will occur.

FORWARD LOOKING STATEMENTS

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Provision for Litigation” section, and in the discussions of the provision for litigation and restructuring plans in Notes K and L to the Consolidated Financial Statements included in this Annual Report, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to: (i) the Company’s indebtedness, (ii) the impact of an economic downturn or growth in particular regions, (iii) anticipated uses of cash, (iv) cost reduction efforts and expected savings, (v) the expected outcome of contingencies, including with respect to asbestos-related litigation and (vi) the transition to the use of the euro.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet,

Crown Cork & Seal Company, Inc.

steel tinplate, plastic resin, inks and coatings) and the Company’s ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; the financial condition of the Company’s customers; the Company’s ability to generate significant free cash to invest in its business and to maintain appropriate debt levels; the Company’s ability to maintain adequate sources of capital and liquidity, including through the consummation of appropriate asset sales; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors’pricing for products; changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions including its effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates and tax rates; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the level of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, which could increase the Company’s asbestos-related costs over time, and the adequacy of reserves established for asbestos-related liabilities); the effects of the euro conversion issue, labor relations and workforce and social costs; costs and difficulties related to the integration of acquired businesses; and the impact of any potential dispositions or other strategic realignments. Some of the factors noted above are discussed elsewhere in this Annual Report and prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain other sections contained in the Company’s quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward-looking statement in light of future events.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 18 through 20 within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Market Risk” is incorporated herein by reference.

Crown Cork & Seal Company, Inc.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crown Cork & Seal Company, Inc.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Crown Cork & Seal Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Cork & Seal Company, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 14, 2001

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	2000	1999	1998

Net sales	$7,289	$7,998	$8,568

Costs, expenses and other income
Cost of products sold (excluding
depreciation and amortization)	5,982	6,326	6,795
Depreciation	375	395	404
Amortization	120	127	129
Selling and administrative expense	314	348	379
Provision for restructuring and other
charges. . Notes K, L and M	333	156	304
(Gain)/loss on sale of assets	1	(18)
Interest expense	393	367	408
Interest income	(20)	(25)	(45)
Translation and exchange adjustments	8	13	14

	7,506	7,689	8,388

Income/(loss) before income taxes	(217)	309	180
Provision/(benefit) for income taxes . . Note T	(58)	105	74

Income/(loss) from operations	(159)	204	106
Minority interests, net of equity earnings	(15)	(23)	(1)

Net income (loss)	(174)	181	105
Preferred stock dividends	2	15	17

Net income/(loss) available to common shareholders	($176)	$166	$88

Per common share data:

Earnings (loss) Note R

Basic	($1.40)	$1.36	$.71

Diluted	($1.40)	$1.36	$.71

Dividends	$1.00	$1.00	$1.00

Certain prior year amounts have been reclassified to improve comparability.

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2000	1999

Assets
Current assets
Cash and cash equivalents	$382	$267
Receivables . . Note D	1,153	1,166
Inventories . . Note E	1,288	1,312
Prepaid expenses and other current assets	90	96

Total current assets	2,913	2,841

Long-term notes and receivables	25	27
Investments	142	178
Goodwill, net of amortization	3,920	4,228
Property, plant and equipment . . Note F	2,969	3,255
Other non-current assets	1,190	1,016

Total	$11,159	$11,545

Liabilities & Shareholders' Equity
Current liabilities
Short-term debt . . Note P	$232	$1,362
Current maturities of long-term debt . . Note P	68	169
Accounts payable and accrued liabilities . . Note G	1,903	1,803
United States and foreign income taxes	58	80

Total current liabilities	2,261	3,414

Long-term debt, excluding current maturities . . Note P	5,049	3,573
Other non-current liabilities . . Note H	814	686
Postretirement and pension liabilities . . Note S	731	686
Minority interests	195	295
Commitments and contingent liabilities . . Notes J and K
Shareholders' equity
Preferred stock, 4.5% cumulative convertible,
par value: $41.8875; authorized: 12,432,622 . . Note N
2000 - outstanding None
1999 - outstanding 8,325,951		349
Additional preferred stock, authorized: 30,000,000;
none issued . . Note N
Common stock, par value: $5.00; authorized:
500,000,000 . . Note N
2000 - issued 155,968,854	780
1999 - issued 155,792,879		779
Additional paid-in capital	1,596	1,317
Retained earnings	994	1,295
Accumulated other comprehensive loss . . Note C	(1,110)	(676)
Treasury stock (2000 - 30,347,206 shares; 1999 -
34,711,726 shares)	(151)	(173)

Total shareholders' equity	2,109	2,891

Total	$11,159	$11,545

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2000	1999	1998

Cash flows from operating activities
Net income (loss)	($174)	$181	$105
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	495	522	533
Provision for restructuring and other charges	222	101	205
(Gain)/loss on sale of assets	1	(10)
Deferred income taxes	11	86	113
Changes in assets and liabilities, net of
businesses acquired:
Receivables	(110)	71	1
Inventories	(26)	28	(24)
Accounts payable, accrued and other liabilities	(127)	(93)	(235)
Other, net	(22)	(59)	(26)

Net cash provided by operating activities	270	827	672

Cash flows from investing activities
Capital expenditures	(262)	(280)	(487)
Acquisition of businesses, net of cash acquired	(11)	(49)	(31)
Proceeds from sale of property, plant and equipment	28	91	47
Proceeds from sale of businesses		44	35
Other, net	(3)	(3)	(16)

Net cash used for investing activities	(248)	(197)	(452)

Cash flows from financing activities
Proceeds from long-term debt	4	685	23
Payments of long-term debt	(216)	(225)	(443)
Net change in short-term debt	601	(899)	877
Stock repurchased	(49)	(30)	(467)
Dividends paid	(127)	(138)	(143)
Common stock issued - benefit plans	2		6
Acquisition of minority interests	(81)
Minority contributions, net of dividends paid	(7)	(10)	(5)

Net cash provided by (used for)
financing activities	127	(617)	(152)

Effect of exchange rate changes on cash
and cash equivalents	(34)	(30)	10

Net change in cash and cash equivalents	115	(17)	78
Cash and cash equivalents at January 1	267	284	206

Cash and cash equivalents at December 31	$382	$267	$284

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share data)

	Comprehensive Income/(Loss)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance December 31, 1997		$521	$779	$1,561	$1,327	($522)	($137)	$3,529
Net income - 1998	$105				105			105
Translation adjustments	31					31		31
Minimum pension liability
adjustment, net of $47 tax	(87)					(87)		(87)

Comprehensive income	$49

Stock repurchased:
6,528,783 common shares				(225)	(29)		(32)	(286)
4,055,300 preferred shares		(170)			(11)			(181)
Dividends declared:
Common					(125)			(125)
Preferred					(17)			(17)
Stock issued-benefit plans
467,600 shares				4			2	6

Balance December 31, 1998		351	779	1,340	1,250	(578)	(167)	2,975
Net income - 1999	$181				181			181
Translation adjustments	(161)					(161)		(161)
Minimum pension liability
adjustment, net of ($34) tax	63					63		63

Comprehensive income	$83

Stock repurchased:
1,256,700 common shares				(23)			(6)	(29)
50,000 preferred shares		(2)			1			(1)
Dividends declared:
Common					(122)			(122)
Preferred					(15)			(15)

Balance December 31, 1999		349	779	1,317	1,295	(676)	(173)	2,891
Net loss - 2000	($174)				(174)			(174)
Translation adjustments	(221)					(221)		(221)
Minimum pension liability
adjustment, net of $115 tax	(213)					(213)		(213)

Comprehensive loss	($608)

Stock repurchased:
3,165,528 common shares				(33)			(16)	(49)
Dividends declared:
Common					(125)			(125)
Preferred					(2)			(2)
Preferred stock conversions		(349)	1	311			37
7,591,802 common shares
Stock issued-benefit plans
114,221 shares				1			1	2

Balance December 31, 2000			$780	$1,596	$994	($1,110)	($151)	$2,109

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

A. Summary of Significant Accounting Policies

Business and Principles of Consolidation. The consolidated financial statements include the accounts of Crown Cork & Seal Company, Inc. (the “Company”) and its wholly-owned and majority-owned subsidiary companies. The Company manufactures and sells metal and plastic containers, metal and plastic closures, crowns and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements have been prepared in conformity with generally accepted accounting principles and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in joint ventures and other companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally greater than 20% ownership), are accounted for by the equity method. Other investments are carried at cost.

Foreign Currency Translation. For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated in a separate component of accumulated other comprehensive income/(loss) in shareholders’ equity. For non-U.S. subsidiaries which operate in U.S. dollars (functional currency) or whose economic environment is highly inflationary, local currency inventories and plant and other property are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Revenue Recognition. The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, and return and other adjustments are provided in the same period that the related sales are recorded.

Cash and Cash Equivalents. Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value because of the short maturity of those instruments. Outstanding checks in excess of funds on deposit are included in accounts payable.

Inventory Valuation. Inventories are stated at the lower of cost or market, with cost for domestic metal, crown and closure inventories principally determined under the last-in, first-out ("LIFO") method. Non-U.S. inventories are principally determined under the average cost method.

Goodwill. Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefited (primarily 40 years). Accumulated amortization amounted to $658 and $564 at December 31, 2000 and 1999, respectively.

Property, Plant and Equipment. Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives of existing PP&E. Cost of significant assets includes capitalized interest incurred during the construction and development period. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related costs and accumulated depreciation are eliminated from the respective accounts

Crown Cork & Seal Company, Inc.

and any profit or loss on disposition is reflected in income. Costs assigned to PP&E of acquired businesses are based on estimated fair value at the date of acquisition.

Depreciation and amortization are provided on a straight-line basis for financial reporting purposes and an accelerated basis for tax purposes over the estimated useful lives of the assets. The range of estimated economic lives assigned to each significant fixed asset category is as follows: Land Improvements-25; Buildings and Building Improvements-25 to 40; Other Depreciable Assets-3 to 14.

Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, the Company performs a recoverability evaluation. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine whether a write-down to fair value is required.

Risk Management Contracts. In the normal course of business, the Company employs a variety of off-balance-sheet financial instruments, referred to as derivative financial instruments, to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and, to a lesser extent, commodity prices, including interest rate and cross-currency swap agreements, futures, forwards, options and other financial instruments with similar characteristics.

The Company designates and assigns the financial instruments as hedges of underlying exposures associated with recognized assets and liabilities, firm commitments or anticipated transactions. The gains or losses on these contracts generally offset changes in the value of the related exposures and are deferred in the balance sheet until settlement of the underlying exposure.

Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at inception of the contract.

As a matter of policy, any derivative instrument that is not designated as a hedge is marked to market and recognized in earnings immediately.

The Company classifies its derivative financial instruments as held or issued for purposes other than trading. Option premiums and the accrued differential for interest rate swaps to be received under the agreements are recorded in the balance sheet as other assets. The accrued differential for interest rate swaps to be paid under the agreements are included in accounts payable and accrued liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate and cross-currency swaps to be paid or received under the agreements as adjustments to net interest expense over the lives of the swaps. Gains or losses related to firm commitments and anticipated transactions are deferred until settlement of the underlying transaction at which time they are included as part of the cost of the underlying item.

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

Cash flows from hedges are classified in the statement of cash flows under the same category as the cash flows from the related assets, liabilities, firm commitments or anticipated transactions. For further discussion of the Company’s policies surrounding risk management and details of the outstanding contracts and their related fair values, see Notes P and Q and the discussion of Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Crown Cork & Seal Company, Inc.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. This standard establishes new accounting and reporting guidelines for derivative instruments and hedging activities. All derivative instruments will now be measured at their current fair value and recorded in the consolidated balance sheet as either assets or liabilities. The accounting for changes in fair value of these instruments will be based on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the underlying exposures that they are designated to hedge. Adjustments to fair value and the related gains or losses will no longer be deferred but will be reported either in current earnings or shareholders’ equity as other comprehensive income. Amounts recorded in other comprehensive income will be recognized in income when the related hedged item impacts earnings.

Treasury Stock. Treasury stock is reported at par value and constructively retired. The excess of fair value over par value is first charged to paid in capital, if any, and then to retained earnings.

Research and Development. Research, development and engineering expenditures which amounted to $41, $52 and $53 in 2000, 1999 and 1998, respectively, are expensed as incurred. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products.

Reclassifications. Certain reclassifications of prior years' data have been made to improve comparability.

B. Accounting and Reporting Change

In the fourth quarter of 2000, the Company adopted the provisions of the Emerging Issues Task Force 00-10 (“EITF 00-10”), “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 requires that the costs for shipping and handling of the Company’s products be reported in an expense classification rather than as a reduction to sales. Within the Consolidated Statements of Income, the Company, to comply with EITF 00-10, has reclassified $244 in 2000, $266 in 1999 and $268 in 1998 from net sales to cost of products sold. These adjustments have no impact on income from operations or net income. In the future, these costs will be reported as a component of cost of products sold.

C. Comprehensive Income (Loss)

Comprehensive income/(loss) is comprised of two subsets — net income/(loss) and other comprehensive income/(loss). Included in other comprehensive income/(loss) for the Company are cumulative translation adjustments and minimum pension liability adjustments. These adjustments are accumulated within the Statement of Shareholders’ Equity under the caption “Accumulated Other Comprehensive Income/(Loss)". As of December 31, accumulated other comprehensive income/(loss), as reflected in the Consolidated Statement of Shareholders’ Equity, was comprised of the following:

	2000	1999

Minimum pension liability adjustments	($254)	($41)
Cumulative translation adjustments	(856)	(635)

	($1,110)	($676)

Crown Cork & Seal Company, Inc.

D. Receivables

	2000	1999

Accounts and notes receivable	$1,072	$1,033
Less: allowance for doubtful accounts	(116)	(48)

Net trade receivables	956	985
Miscellaneous receivables	197	181

	$1,153	$1,166

The Company utilizes receivable securitization agreements in its management of cash flow activities. Agreements were outstanding during 2000 in North America and in Europe, reaching a maximum of approximately $400. The receivable securitizations were accounted for as sales in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, accounts sold under the outstanding securitization agreements have been reflected as a reduction in receivables in the accompanying Consolidated Balance Sheets. During 2000 the Company recorded fees related to the outstanding securitizations amounting to approximately $15, which was included in the caption “Interest Expense” in the Consolidated Statements of Income. At December 31, 2000, $162 ($252 at December 31, 1999) of receivable sales in Europe were reported as a reduction of trade receivables.

The Company provided $55 ($36 after-tax or $.28 per diluted share) during 2000 against a receivable from a U.S. food can customer that has filed a voluntary Chapter 11 bankruptcy petition. This amount is included in the caption “Cost of products sold (excluding depreciation and amortization)” in the Consolidated Statements of Income.

E. Inventories

	2000	1999

Finished goods	$530	$503
Work in process	165	174
Raw materials and supplies	593	635

	$1,288	$1,312

Approximately 23% and 29% of worldwide productive inventories at December 31, 2000 and 1999, respectively, were stated on the LIFO method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 2000 and 1999, total inventories would have been $22 and $13 higher, respectively.

F. Property, Plant and Equipment

	2000	1999

Buildings and improvements	$869	$889
Machinery and equipment	4,161	4,145

	5,030	5,034
Less: accumulated depreciation and amortization	(2,391)	(2,154)

	2,639	2,880
Land and improvements	171	183
Construction in progress	159	192

	$2,969	$3,255

Crown Cork & Seal Company, Inc.

G. Accounts Payable and Accrued Liabilities

	2000	1999

Trade accounts payable	$1,076	$1,127
Salaries, wages and other employee benefits	302	204
Asbestos litigation	100	70
Deferred taxes	69	53
Interest	59	50
Restructuring	32	21
Environmental	3	3
Other	262	275

	$1,903	$1,803

H. Other Non-Current Liabilities

	2000	1999

Deferred taxes	$354	$381
Asbestos litigation	320	179
Postemployment benefits	41	45
Environmental	18	16
Other	81	65

	$814	$686

Other non-current assets include $5 and $10 at December 31, 2000 and 1999, respectively, for probable recoveries related to environmental liabilities.

I. Acquisitions, Investments and Divestitures

During 2000, the Company acquired, in separate transactions, the assets of a plastic bottle manufacturer and a specialty packaging manufacturer in the United Kingdom and the assets of a food can manufacturer in Spain, for aggregate cash payments of $11. Also during 2000, the Company purchased, for $81, the minority interests in its CarnaudMetalbox Asia Limited subsidiary operations in Thailand, Singapore, Vietnam and China.

During 1999, the Company (i) acquired, in separate transactions, the assets of a beverage can manufacturer in Greece and a food can manufacturer in Spain for aggregate cash payments of $49, (ii) sold its composite can business to Sonoco Products for $44, (iii) exercised its right to return Golden Aluminum to ACX Technologies, and (iv) combined its operations in South Africa with certain metal packaging businesses of Nampak Limited to form a new company, with Nampak having a controlling interest.

During 1998, the Company acquired, in separate transactions, the assets of food can manufacturers in Portugal and Poland for aggregate cash payments of $31.

For financial reporting purposes, all of the acquisitions above were treated as purchases. The operating results of each acquisition are included in consolidated net income from the date of acquisition.

Crown Cork & Seal Company, Inc.

The following represents the non-cash impact of the acquisitions noted above:

	2000	1999	1998

Fair value of assets acquired, including goodwill	$18	$67	$75
Liabilities assumed	(2)	(18)	(44)
Note payable	(5)

Cash paid	$11	$49	$31

J. Lease Commitments

The Company and its subsidiaries lease manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in PP&E. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. The amount of capital leases reported as capital assets, net of accumulated amortization, at December 31, 2000 and 1999 was $44 and $47, respectively.

Under long-term operating leases, minimum annual rentals are $33 in 2001, $22 in 2002, $13 in 2003, $9 in 2004, $7 in 2005, and a total of $40 in 2006 and thereafter. Such rental commitments have been reduced by minimum sublease rentals of $22 due in the future under non-cancelable subleases. Under long-term capital leases, minimum annual rentals are $6 in 2001, $7 in 2002, $5 in 2003, $5 in 2004, $2 in 2005, and a total of $6 in 2006 and thereafter. The present value of future minimum payments on capital leases is $25 with the current portion of the obligation being $5. Rental expense (net of sublease rental income of $4 in 2000, $5 in 1999 and $5 in 1998) amounted to $36 in 2000, $31 in 1999 and $42 in 1998.

K. Commitments and Contingent Liabilities

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. Such commitments are not at prices in excess of current market. The Company’s basic raw materials for its products are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to material fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers.

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

Until 1998 the Company considered that the fund was adequate and that the likelihood of exposure for this litigation in excess of the amount of the fund was remote. This view was based on the Company’s analysis of its potential exposure, the balance available under the 1985 settlement, historical trends and actual settlement ranges. However an unexpected increase in claims activity along with several larger group settlements, caused the Company to reevaluate its position. As a consequence, the Company provided an after-tax charge of $78 (or $.59 per share) in 1998 to supplement the remaining fund and cover estimated future claims.

During 1999, the Company recorded an after-tax charge of $106 (or $.87 per share) to increase its estimate of probable costs related to asbestos. This charge was based on management’s on-going evaluation of the adequacy

Crown Cork & Seal Company, Inc.

of its asbestos related accrual and considered the nature and amounts of claims settled and new claims received. The need to increase the accrual was primarily driven by an acceleration of pending claims as well as larger group settlements which occurred in the fourth quarter of 1999.

During the fourth quarter of 2000, the Company engaged an expert in the field of medical demographics to perform an independent evaluation of the Company’s potential asbestos liability. Based on this evaluation, and the Company’s own review, the Company recorded an after-tax charge of $166 (or $1.32 per share) to increase its reserve for probable and estimable costs related to asbestos litigation. The Company expects to incur asbestos liability payments of approximately $100 during the next year, of which $54 relates to settlements in place at December 31, 2000.

At December 31, 2000, approximately 44,000 asbestos personal injury claims were pending against the Company. During 2000, approximately 44,000 claims were filed and the Company disposed of approximately 40,000 claims for approximately $100, some of which will be paid to claimants over a period of several years. These figures, and the charges noted above, do not include 31,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes, based upon counsel’s advice, will not, in the aggregate, involve any material liability.

Based on the independent evaluation referred to above, and the Company’s own review, the asbestos related liability for pending and future claims that are probable and estimable was approximately $420 at December 31, 2000. The Company cautions, however, that this estimate may be influenced by changes in the litigation environment and other factors which may vary as claims are filed and settled or otherwise disposed of. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the operating results or cash flows in future periods. While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $2 and $3 in 2000 and 1999, respectively. The Company’s balance sheet reflects estimated gross remediation liabilities of $21 and $19 at December 31, 2000 and 1999, respectively, and probable recoveries related to indemnification from the sellers of acquired companies and the Company’s insurance carriers of $5 and $10 at December 31, 2000 and 1999, respectively.

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

L. Restructuring

During the fourth quarter of 2000, the Company recorded a restructuring credit of $3 ($3 after-tax or $.02 per share) for the reversal of (i) $4 provided during the second quarter of 2000 for the closure of a plant in South America and (ii) $4 provided during the second quarter of 2000 for severance costs, partially offset by a restructuring charge of $5 for the closing of an additional plant in the U.S.

The reversal of $4 for the closure of the plant in South America resulted from the subsequent decision by the Company to sell the operation to local management. A charge of $4 was recorded in the fourth quarter to recognize a loss on the sale of this operation, and was included in the caption “Provision for restructuring and other charges” in the Consolidated Statements of Income.

Crown Cork & Seal Company, Inc.

During the second quarter of 2000, the Company provided $51 ($36 after-tax or $.29 per share) for the costs associated with (i) overhead structure modifications in Europe and (ii) the closure of three plants in the Americas Division. Combined with the adjustments in the fourth quarter, noted above, the net provision for 2000 was $48 which included (i) severance pay and benefits covering the reduction of approximately 1,000 employees, a cash expense of $42, (ii) costs associated with the write-down of assets of $1, and (iii) lease termination and other exit costs of $5.

During 1999, management decided not to close a plant originally provided for in September 1998 based on a customer’s decision to increase its purchases in that plant’s geographic market. Management also decided during 1999 to close one plant in Europe and to reorganize its worldwide research and development functions. This decision, combined with the cancellation of the 1998 project, resulted in a net credit to earnings of $7 ($5 after-tax or $.04 per share), including a credit of $6 for employee severance and related benefits and a credit of $1 for other exit costs.

During 1998, the Company provided $179 ($127 after-tax or $.95 per share) for the costs associated with a plan to close thirteen plants and to reorganize three additional plants. Included in the restructuring charge were costs for (i) severance and related benefits amounting to $99 (ii) asset write-downs amounting to $60 and (iii) lease termination and other exit costs amounting to $20, primarily a cash expense. The severance charge covered the reduction of approximately 2,900 employees, 1,900 of whom were involved in direct manufacturing operations. Reductions in headcount were completed at the end of the third quarter of 1999. The asset write-downs which reflected the impairment of property, plant and equipment, principally in the Americas Division, were reflected as a reduction in the carrying values of the related assets. Lease termination and other exit costs were substantially incurred by the end of 1999.

The asset impairment charges, which result in the write-down of assets to their fair value, were made under announced restructuring plans, where the carrying values exceeded the Company’s estimate of proceeds from abandonment or disposal. The estimates were based principally on past experience of comparable asset disposals. Disposition of assets identified for disposal in recent restructuring actions, including certain machinery, land and buildings, was substantially completed by the end of 2000. The sale of former plant sites typically requires more than one year to complete due to preparations for sale, such as site cleanup and the identification of a buyer, as well as market conditions and the geographic location of the properties. The carrying value of land and buildings held for sale at December 31, 2000 was approximately $27.

Balances remaining in the reserves represent current year provisions as well as contracts or agreements whereby payments from prior restructuring actions are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding write-down of assets which were reflected as a reduction of the related asset account) were included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components during 2000 were as follows:

	Termination Benefits	Other Exit Costs	Asset Write- downs	Total

Opening balance	$14	$7		$21
Provisions	42	5	$1	48
Payments made	(29)	(2)		(31)
Transfer against assets			(1)	(1)
Other movements*	(3)	(2)		(5)

Closing balance	$24	$8		$32

* includes translation adjustments

Crown Cork & Seal Company, Inc.

During 2000, payments of $29 were made related to the termination of approximately 700 employees, 500 of whom were involved in direct manufacturing operations. Payments of $2 were made for other exit costs.

M. Asset Impairments

Included in the caption “Provision for restructuring and other charges” within the Consolidated Statements of Income, the Company recorded a charge of $26 ($19 after-tax or $.15 per diluted share) in the second quarter of 2000 to write-off a minority interest in a machinery company and an investment in Eastern Europe due to uncertainty regarding the ultimate recovery of these investments. The events which caused the Company to review its investments for impairment were a Chapter 11 bankruptcy petition filed by the machinery company and the politically unstable environment in which the Company’s investment in Eastern Europe operated.

N. Capital Stock

In February 2000, approximately 8.3 million shares of the Company’s 4.5% cumulative convertible preferred stock (“acquisition preferred”) were converted into approximately 7.6 million shares of the Company’s common stock (together with the associated rights to purchase common stock). The acquisition preferred converted into common stock at the rate of 0.91116 share of common stock for each full share of acquisition preferred stock based on the current conversion price of $45.9715. At the mandatory conversion date of February 26, 2000, accrued and unpaid dividends with respect to shares of acquisition preferred were converted into approximately 6,000 shares of common stock based on the conversion price of $45.9715. No additional shares of acquisition preferred stock were outstanding at December 31, 2000.

During 2000, the Company repurchased approximately 3.2 million shares of its common stock for an aggregate cost of $49 under a stock repurchase program approved by the Board of Directors in September 1998.

The Board of Directors has the authority to issue, at any time or from time to time, up to a maximum of 30 million shares of additional preferred stock in one or more classes or series of classes. Such shares of additional preferred stock would not be entitled to more than one vote per share when voting as a class with holders of the Company’s common stock. The voting rights and such designations, preferences, limitations and special rights are, subject to the terms of the Company’s Articles of Incorporation, determined by the Board of Directors.

O. Stock Options

As of December 31, 2000, the Company had three active stock-based incentive compensation plans, 1990, 1994 and 1997. These plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”) and may be subject to the achievement of certain performance goals as determined by the Plan Committee so designated by the Company’s Board of Directors. There have been no issuances of deferred stock or SARs under any of the plans. During 2000, the Company issued 60,000 shares of restricted stock from the 1997 plan. The term for the 1994 plan ended in October 1999, except with respect to grants and awards then outstanding. The term for the 1990 plan ended in February 2000, except with respect to grants and awards then outstanding.

Stock options granted during 2000 generally have a maximum term of ten years and primarily vest pro rata over two years. A maximum of 5,000,000 shares of the Company’s Common Stock were authorized for issuance pursuant to grants and awards made under the 1997 plan, through February 2002.

Crown Cork & Seal Company, Inc.

A summary of stock option activity is as follows:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding
at January 1	7,433,760	$38.33	5,298,706	$45.51	4,745,796	$44.54
Granted	873,738	22.14	2,722,507	25.64	1,109,032	47.56
Exercised					(195,571)	33.81
Canceled	(804,061)	35.98	(587,453)	44.29	(360,551)	44.54

Options outstanding
at December 31	7,503,437	$36.70	7,433,760	$38.33	5,298,706	$45.51

Options exercisable
at December 31	4,222,630	$40.84	2,681,852	$44.16	1,805,674	$43.58
Options available for
grant at December 31	2,540,819		2,981,403		5,721,135

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$16.00 to $19.81	1,055,338	9.0	$19.80	256,675	$19.81
$20.53 to $30.63	2,098,982	8.4	26.91	603,650	27.20
$30.94 to $44.13	2,889,443	4.9	42.60	2,443,530	42.50
$44.88 to $54.38	1,459,674	6.5	51.30	918,775	51.26

	7,503,437	6.8	$36.70	4,222,630	$40.84

The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost was recognized for its fixed stock option plans in the results of operations. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, net income (loss) and earnings/(loss) per share would have been the following pro forma amounts:

		2000	1999	1998

Net income (loss)	As reported	($176)	$166	$ 88
	Pro forma	($189)	$158	$ 81

Basic earnings/(loss) per share	As reported	($1.40)	$1.36	$.71
	Pro forma	($1.50)	$1.29	$.65

Diluted earnings/(loss) per share	As reported	($1.40)	$1.36	$.71
	Pro forma	($1.50)	$1.29	$.65

Crown Cork & Seal Company, Inc.

The pro forma results may not be representative of the effects on reported income in future years. The fair value of each stock option has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2000	1999	1998

Risk-free interest rate	5.0%	6.4%	4.5%
Expected life of option (years)	5.4	5.0	4.9
Expected stock price volatility	36.8%	26.7%	24.5%
Expected dividend yield*	0.0%	4.5%	3.2%

*In the fourth quarter of 2000, the Board of Directors suspended the Company’s quarterly dividend.

The weighted average grant-date fair values for options granted during 2000, 1999 and 1998 were $13.07, $5.67 and $9.96, respectively.

P. Short-Term Borrowings and Long-Term Debt

	2000	1999

Short-term borrowings (1)
Commercial paper (2)	$56	$904
U.S. dollar bank loans/overdrafts	55	79
Other currency bank loans/overdrafts	121	379

Total short-term borrowings	$232	$1,362

Long-term debt
U.S. Dollars:
Credit facility borrowings (3)	$1,962
Commercial paper (2)		$700
Private placements: rates of 7.0% and 7.54%,
due 2000 and 2005	105	205
Senior notes and debentures:
7.13% due 2002 (4)	350	350
6.75% due 2003 (5)	400	400
6.75% due 2003	200	200
8.38% due 2005	300	300
7.00% due 2006 (5)	300	300
8.00% due 2023	200	200
7.38% due 2026	350	350
7.50% due 2096	150	150
Other indebtedness: rates in 2000 ranging from
7.25% to 9.66%, due 2000 through 2005	106	178

	4,423	3,333

Other currencies:
Credit facility borrowings	353
6.00% Euro Bond due 2004 (6)	281	302
Other indebtedness in various currencies (average rates
ranging from 3.25% to 12.00%), due 2001 through 2006	35	75
Capital lease obligations in various currencies	25	32

Total long-term debt (7)	5,117	3,742
Less: current maturities	(68)	(169)

Long-term debt	$5,049	$3,573

Crown Cork & Seal Company, Inc.

(1)

The weighted average interest rates for commercial paper outstanding during 2000, 1999 and 1998, were 5.9%, 4.9% and 5.2%, respectively. The weighted average interest rates for notes and overdrafts outstanding during 2000, 1999 and 1998, were 7.0%, 5.5% and 5.6%, respectively.

(2)

At December 31, 1999, $700 of commercial paper was reported as long-term, reflecting the Company’s intent and ability to refinance these borrowings on a long-term basis through committed credit facilities.

(3)

A committed $2.5 billion multicurrency revolving credit facility with a maturity of February 4, 2002 was available at both December 31, 2000 and 1999. At December 31, 1999, $194 was drawn against the facility and reported as short-term borrowings.

(4)	On August 25, 1999, the Company sold $350 of 7.125% public debt securities with a maturity of September 1, 2002. Proceeds from this offering were used to pay down U.S. commercial paper.
(5)

On December 12, 1996, two wholly owned finance subsidiaries located in the United Kingdom and France, sold public debt securities which were fully guaranteed by the Company. The face value of the notes bear interest rates ranging from 6.75% to 7.0%. The offerings by the subsidiaries, amounting to $700, were simultaneously converted into fixed rate, 8.28% Sterling and 5.75% euro obligations through cross-currency swaps with various counterparties. On May 23, 2000, the cross-currency swap on the euro obligation was converted to a floating rate instrument with a coupon of EURIBOR less .88%. At December 31, 2000, the equivalent rate was 3.97%.

(6)

On December 2, 1999, a wholly owned finance subsidiary, located in France, sold Euro 300 of 6% senior notes in Europe. These notes, which mature December 6, 2004, are listed on the Luxembourg Exchange and are not registered under the U.S. Securities Act of 1933. Proceeds from this offering were used to pay down short term indebtedness in Europe.

(7)	At December 31, 1999, the Company was party to other interest rate swaps with a notional value of $39. There were no such swaps outstanding at the end of 2000.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 2000 are $68, $2,702, $630, $292 and $409, respectively. Cash payments for interest were $385 in 2000 and $377 in both 1999 and 1998 (including amounts capitalized of $1 in both 2000 and 1999 and $6 in 1998).

The estimated fair value of the Company’s long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities was $5,194 and $3,662 at December 31, 2000 and 1999, respectively.

The Company obtained waivers of its noncompliance with the financial covenants of the revolving credit facility at December 31, 2000.

On March 2, 2001, the Company amended and restated its $2,500 multicurrency revolving credit facility and obtained a new $400 term loan. The amended and restated credit facility bears interest at LIBOR plus 2.5% and the maturity date has been extended to December 8, 2003. The term loan bears interest at LIBOR plus 3.5% and matures February 4, 2002. In connection with the new facility and term loan, the Company has pledged as collateral the stock of certain of the Company’s subsidiaries and substantially all of the assets of the borrowing companies and the Company’s domestic subsidiaries, except for those assets which are already pledged, are precluded from being pledged under existing or anticipated agreements, or are impractical to pledge under local law. The credit facility and term loan contain covenants which include (i) interest coverage and leverage ratios, (ii) restrictions on the assumption of indebtedness and payment of dividends and (iii) restrictions on the use of proceeds from asset sales. Any credit facility or term loan repayments made using proceeds from the sale of businesses will permanently reduce the funds available under the agreement.

Q. Financial Instruments

Fair Value. At December 31, 2000, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable, short and long-term debt and various risk management contracts which do not appear on the balance sheet. Included in these contracts are foreign exchange forwards and swaps, interest rate and cross-currency swaps and commodity forwards. The fair values for cash and cash equivalents, receivables,

Crown Cork & Seal Company, Inc.

accounts payable and short-term debt approximated carrying values because of the short-term nature of these instruments. The fair value of long-term debt, including cross-currency swaps, is disclosed in Note P above. The fair value of other off-balance sheet instruments, as determined by broker quotes or quoted market prices for same or similar instruments, approximated a loss of $1.

Foreign Currency Management. With respect to balance sheet exposures, the Company has an internal netting strategy to match foreign currency assets and liabilities wherever possible. This is achieved through the individual capital structure of overseas subsidiaries complemented by the use of financial instruments. The Company also enters into various types of foreign exchange contracts, principally forward exchange contracts and swaps, in managing the foreign exchange risk arising from certain foreign currency transactions. At December 31, 2000, the Company had outstanding forward exchange contracts, principally in European currencies, Canadian dollars and U.S. dollars (both buy and sell) for an aggregate notional amount of $1,366 ($1,336 at December 31, 1999). Gains and losses resulting from contracts that are designated and effective as hedges are recognized in the same period as the underlying hedged transaction.

Interest Rate Risk Management. The Company uses interest rate swaps and cross-currency swaps to manage interest rate risk related to borrowings. Interest rate and cross-currency swap agreements which hedge third party debt issues are more fully described in Note P. Costs associated with these financial instruments are generally amortized over the lives of the instruments and are not material to the Company’s financial results. Differences in interest, which are paid or received, are recognized as adjustments to interest expense.

Commodities. The Company’s basic raw materials for its products are subject to significant price fluctuations. In terms of commodity risks, the Company uses a combination of commercial supply contracts and financial instruments to minimize these exposures. The maturities of the commodity instruments correlate to the actual purchases of the commodities. Commodity instruments are accounted for as hedges, with any gains or losses included in inventory, to the extent that they are designated and are effective as hedges of anticipated commodity purchases. At December 31, 2000 and December 31, 1999 the fair value of the outstanding commodity contracts was not material to the Company’s earnings, cash flows or financial position.

Crown Cork & Seal Company, Inc.

R. Earnings Per Share (EPS)

The following table summarizes the basic and diluted earnings per share computations for 2000, 1999 and 1998:

	Income	Average Shares		EPS

2000
Net Income	($174)
Less: Preferred stock dividends	(2)

Basic and Diluted EPS	($176 )*	125.7	*	($1.40	)*

1999
Net Income	$181
Less: Preferred stock dividends	(15)

Basic and Diluted EPS	$166 *	122.2	*	$1.36	*

1998
Net Income	$105
Less: Preferred stock dividends	(17)

Basic EPS	$88	124.4		$.71

Potentially dilutive securities:
Stock options		.1

Diluted EPS	$88 *	124.5	*	$.71	*

*Basic and Diluted EPS are the same because potentially dilutive common stock equivalents resulting from the assumed conversion of weighted average outstanding preferred stock would have been anti-dilutive. Also, common shares contingently issuable upon the exercise of stock options for 2000 and 1999 were excluded from the computation of diluted earnings per share because the exercise price of the then outstanding options was above the average market price for the related period.

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

As discussed in Note N, the acquisition preferred stock was mandatorily converted into common shares on February 26, 2000.

S. Pensions and Other Retirement Benefits

Pensions. The Company sponsors various pension plans, covering substantially all U.S. and Canadian and some non-U.S. and non-Canadian employees, and participates in certain multi-employer pension plans. The benefits under these plans are based primarily on years of service and the employees’ remuneration near retirement. Contributions to multi-employer plans in which the Company and its subsidiaries participate are determined in accordance with the provisions of negotiated labor contracts or applicable local regulations. The Company’s objective in funding its pension plans is to accumulate funds sufficient to provide for all accrued benefits. In certain countries the funding of pension plans is not a common practice as funding provides no economic benefit. Consequently, the Company has several pension plans which are not funded.

Plan assets of company-sponsored plans, amounting to $3,293, consist principally of common stocks, fixed income securities and other investments, including $45 of the Company’s common stock.

Crown Cork & Seal Company, Inc.

The 2000, 1999 and 1998 components of pension income were as follows:

U.S.	2000	1999	1998

Service cost	$8	$10	$10
Interest cost	91	87	88
Expected return on plan assets	(127)	(125)	(145)
Recognized actuarial loss/(gain)	(2)	5	(1)
Recognized prior service cost	2	2	1
Cost attributable to plant closings			12

Total pension income	($ 28)	($ 21)	($ 35)

Non-U.S.
Service cost	$28	$29	$29
Interest cost	136	141	140
Expected return on plan assets	(227)	(220)	(233)
Recognized actuarial loss	2	3	2
Cost/(income) attributable to plant closings	3	2	(3)

Total pension income	($ 58)	($ 45)	($ 65)

Additional pension expense of $5, $6 and $8 was recognized in 2000, 1999 and 1998, respectively, for non-Company sponsored plans.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,133, $1,111 and $923, respectively, as of December 31, 2000, and $661, $655, and $632, respectively, as of December 31, 1999.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $205, $187, and $102, respectively, as of December 31, 2000, and $197, $170, and $63, respectively, as of December 31, 1999.

Crown Cork & Seal Company, Inc.

Changes in the benefit obligation and plan assets for 2000 and 1999 were as follows:

Change in Benefit Obligation	2000	1999

U.S.
Benefit obligation at January 1	$1,152	$1,287
Service cost	8	10
Interest cost	91	87
Plan participants' contributions	1	1
Amendments	2	2
Special termination benefits		(7)
Actuarial (gain)/loss	66	(108)
Benefits paid	(122)	(120)

Benefit obligation at end of year	$1,198	$1,152

	2000	1999

Non-U.S.
Benefit obligation at January 1	$1,997	$1,957
Service cost	28	29
Interest cost	136	141
Plan participants' contributions	8	9
Amendments		8
Settlements and curtailments	1
Actuarial loss	39	29
Benefits paid	(107)	(113)
Foreign currency exchange rate changes	(160)	(63)

Benefit obligation at end of year	$1,942	$1,997

Change in Plan Assets	2000	1999

U.S.
Fair value of plan assets at January 1	$1,279	$1,226
Actual return on plan assets	(154)	170
Employer contributions	5	2
Plan participants' contributions	1	1
Benefits paid	(122)	(120)

Fair value of plan assets at December 31	$1,009	$1,279

Plan assets in excess of/(less than) benefit obligation	($ 189)	$127
Net transition obligation	6	7
Unrecognized actuarial loss	372	23
Unrecognized prior service cost	16	16

Net amount recognized	$205	$173

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost	$24	$119
Accrued benefit liability	(191)	(5)
Intangible asset	23	21
Accumulated other comprehensive income	349	38

Net amount recognized	$205	$173

Crown Cork & Seal Company, Inc.

Additional minimum pension liabilities of $372 and $59 have been recognized at December 31, 2000 and 1999, respectively.

Change in Plan Assets	2000	1999

Non-U.S.
Fair value of plan assets at January 1	$2,251	$2,085
Actual return on plan assets	283	300
Employer contributions	21	20
Plan participants' contributions	8	9
Benefits paid	(107)	(113)
Foreign currency exchange rate changes	(172)	(50)

Fair value of plan assets at December 31	$2,284	$2,251

Plan assets in excess of benefit obligation	$342	$254
Unrecognized actuarial loss	77	100
Unrecognized prior service cost	11	10

Net amount recognized	$430	$364

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost	$502	$479
Accrued benefit liability	(122)	(150)
Intangible asset	8	9
Accumulated other comprehensive income	42	26

Net amount recognized	$430	$364

Additional minimum pension liabilities of $50 and $35 have been recognized at December 31, 2000 and 1999, respectively.

The weighted average actuarial assumptions for the Company’s pension plans are as follows:

U.S.	2000	1999	1998

Discount rate	7.8%	8.3%	7.1%
Compensation increase	3.5%	3.5%	3.5%
Long-term rate of return	10.5%	10.8%	11.0%

Non-U.S
Discount rate	7.2%	7.2%	7.2%
Compensation increase	5.2%	5.1%	5.3%
Long-term rate of return	10.5%	11.0%	11.0%

Other Postretirement Benefit Plans. The Company and certain subsidiaries sponsor unfunded plans to provide health care and life insurance benefits to pensioners and survivors. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Life insurance benefits are generally provided by insurance contracts. The Company reserves the right, subject to existing agreements, to change, modify or discontinue the plans.

Crown Cork & Seal Company, Inc.

The components of the net postretirement benefit cost were as follows:

	2000	1999	1998

Service cost	$4	$4	$4
Interest cost	45	41	40
Recognized actuarial gain			(1)
Recognized prior service cost	(2)	(1)	(1)
Loss attributable to plant closings		1	4

Net periodic benefit cost	$47	$45	$46

The following provides the components of the changes in the benefit obligation, and reconciles the obligation to the amount recognized:

	2000	1999

Benefit obligations at January 1	$571	$568
Service cost	4	4
Interest cost	45	41
Special termination benefits		1
Actuarial loss	71	7
Benefits paid	(56)	(49)
Foreign currency exchange rate changes	(2)	(1)

Benefit obligation at December 31	633	571
Unrecognized actuarial gain/(loss)	(61)	9
Unrecognized prior service cost	7	10

Net amount recognized	$579	$590

The health care accumulated postretirement benefit obligation was determined at December 31, 2000 and 1999 using health care trend rates of 8.6% and 9.7%, respectively, decreasing to 4.9% and 4.8% over eight years and nine years, respectively. The assumed long-term rate of compensation increase used for life insurance was 3.5% at both December 31, 2000 and 1999. The discount rate was 7.7% and 8.2% at December 31, 2000 and 1999, respectively. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligation by $42 and the total of service and interest cost by $3.

Employee Savings Plan. The Company sponsors a Savings Investment Plan which covers substantially all domestic salaried employees who are 21 years of age. The Company matches with equivalent value of Company stock, up to 1.5% of a participant’s compensation.

Employee Stock Purchase Plan. The Company also sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2000 and 1999 were 218,351 and 119,477, respectively, and the Company’s contributions were less than $1 in both years.

Crown Cork & Seal Company, Inc.

T. Income Taxes

Pre-tax income/(loss) for the years ended December 31 was taxed under the following jurisdictions:

	2000	1999	1998

U.S.	($398)	($35)	($130)
Foreign	181	344	310

	($217)	$309	$180

The provision/(benefit) for income taxes consists of the following:

Current tax provision:
U.S. Federal	$1	$19	$5
State and foreign	37	47	52

	38	66	57

Deferred tax provision:
U.S. Federal	(128)	14	(31)
State and foreign	32	25	48

	(96)	39	17

Total	($ 58)	$105	$74

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	2000	1999	1998

U.S. statutory rate	35.0%	35.0%	35.0%
Non-U.S. operations at different rates	10.6	(10.4)	(12.6)
Effect of non-U.S. statutory rate changes		(1.9)	(1.6)
Amortization of acquisition adjustments	(18.7)	13.9	23.8
Valuation allowance	(.1)	(2.9)	(2.5)
Other items, net	(.1)	.3	(1.0)

Effective income tax rate	26.7%	34.0%	41.1%

Crown Cork & Seal Company, Inc.

The valuation allowance caption includes a benefit for the reduction of reserves for tax contingencies, offset by a net charge for valuation allowance adjustments.

The Company paid taxes (net of refunds) of $43 and $47 in 2000 and 1999, respectively, and received federal, state, local and foreign income tax refunds (net of payments) of $1 in 1998. The components of deferred tax assets and liabilities at December 31, were:

	2000		1999

	Asset	Liability	Asset	Liability

Depreciation		$348		$385
Tax loss and credit carryforwards	$270		$233
Postretirement and postemployment benefits	205		222
Pensions		73		132
Asbestos litigation	147		87
Inventories		18		31
Restructuring	9		6
Accruals and other	123	56	122	68

	754	495	670	616
Valuation allowance	(104)		(146)

	$650	$495	$524	$616

Prepaid expenses and other current assets included $17 and $45 of deferred tax assets at December 31, 2000 and 1999, respectively. Other non-current assets included $561 and $297 of deferred tax assets at December 31, 2000 and 1999, respectively.

The Company recorded $141 of deferred tax assets arising from tax loss and credit carryforwards which will be realized through future operations and an additional $25 which will be realized through the reversal of existing temporary differences. Future recognition of the remaining $104 will be achieved either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Carryforwards of $51 expire over the next five years; $138 expire in years six through twenty; and $81 can be utilized over an indefinite period.

The valuation allowance of $104 included $62 which, if reversed in future periods, will reduce goodwill.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $848 and $584 as of December 31, 2000 and 1999, respectively. Management has no plans to distribute such earnings in the foreseeable future.

U. Segment Information

The Company is organized on the basis of geographic regions with three reportable segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and South and Central America. Europe includes Europe, Africa and the Middle East. Although the economic environments within each of these reportable segments are quite diverse, they are similar in the nature of their products, the production processes, the types or classes of customers for products and the methods used to distribute products. Asia-Pacific, although below reportable segment thresholds, has been designated as a reportable segment because considerable review is made of this region for the allocation of resources. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters costs.

The Company evaluates performance and allocates resources based on operating income, that is, income before net interest, foreign exchange and gain/loss on sale of assets. The accounting policies for each reportable segment are the same as those described in Note A, “Summary of Significant Accounting Policies.”

On an enterprise-wide basis, the Company’s major products and their distribution along geographic lines along with related long-lived assets are presented below.

Crown Cork & Seal Company, Inc.

The tables below present information about reportable segments for the years ending December 31, 2000, 1999, 1998:

	December 31, 2000
	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$3,742	$3,239	$308		$7,289
Depreciation & amortization	209	255	24	$7	495
Restructuring & other charges	15	42		276	333
Segment income (loss)	199	300	22	(356)	165
Capital expenditures	119	132	6	5	262
Equity investments	24	115		3	142
Deferred tax assets	306	113	12	147	578
Segment assets	4,358	6,066	424	311	11,159

	December 31, 1999
	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$3,962	$3,703	$333		$7,998
Depreciation & amortization	210	275	25	$12	522
Restructuring & other charges	(14)	2		168	156
Segment income (loss)	398	454	31	(237)	646
Capital expenditures	112	152	10	6	280
Equity investments	26	134		18	178
Deferred tax assets	126	141		75	342
Segment assets	4,358	6,452	501	234	11,545

	December 31, 1998
	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$4,222	$4,003	$343		$8,568
Depreciation & amortization	219	271	26	$17	533
Restructuring & other charges	85	77	3	139	304
Segment income (loss)	289	479		(211)	557
Capital expenditures	161	300	7	19	487
Equity investments	30	43		18	91
Deferred tax assets	137	186	5	48	376
Segment assets	4,511	7,176	520	262	12,469

A reconciliation of segment income to consolidated pre-tax income for the years ended December 31, 2000, 1999 and 1998 is as follows:

INCOME	2000	1999	1998

Segment income	$165	$646	$557
Interest expense	393	367	408
Interest income	(20)	(25)	(45)
(Gain)/loss on sale of assets	1	(18)
Translation & exchange adjustments	8	13	14

Income (loss) before income taxes	($217)	$309	$180

For the years ended December 31, 2000, 1999 and 1998, no one customer accounted for more than 10% of the Company's consolidated net sales.

Crown Cork & Seal Company, Inc.

Sales by segment for 1999 and 1998 have been restated for the change in reporting of shipping and handling fees and costs upon the adoption of EITF 00-10 by the Company in the fourth quarter of 2000. See Note B for further details.

Sales for major products were:

PRODUCTS
	2000	1999	1998

Metal beverage cans and ends	$2,339	$2,461	$2,641
Metal food cans and ends	2,135	2,489	2,630
Other metal packaging	1,243	1,381	1,517
Plastic packaging	1,495	1,508	1,602
Other products	77	159	178

Consolidated net sales*	$7,289	$7,998	$8,568

Sales and long-lived assets for the major countries in which the Company operates were:

GEOGRAPHIC
	Net Sales*			Long-lived Assets

	2000	1999	1998	2000	1999	1998

United States	$2,981	$3,250	$3,461	$1,103	$1,162	$1,351
United Kingdom	876	1,044	1,145	446	494	522
France	690	798	857	242	270	332
Other **	2,742	2,906	3,105	1,178	1,329	1,538

Consolidated total	$7,289	$7,998	$8,568	$2,969	$3,255	$3,743

*

Net Sales for 1999 and 1998 have been restated for the change in reporting of shipping and handling fees and costs upon the adoption of EITF 00-10 by the Company in the fourth quarter of 2000. See Note B for further details.

**	"Other" includes Other Europe, Africa, Middle East, Canada, South and Central America and Asia-Pacific.

Crown Cork & Seal Company, Inc.

Quarterly Data (unaudited)

(in millions)	2000						1999

	First	Second		Third	Fourth		First	Second	Third		Fourth

Net sales*	$1,699	$1,935		$2,019	$1,636		$1,853	$2,067	$2,216		$1,862
Gross profit**	249	210	(1)	276	115	(2)	274	368	373	(4)	266
Net income (loss)
available to common
shareholders	21	(4)	(1)	44	(237)	(2)(3)	26	96	114	(4)	(70)	(5)

Earnings (loss) per
average common
share:***
Basic	$.17	($.03	)(1)	$.35	($1.89	)(2)(3)	$.21	$.78	$.93	(4)	($.57	)(5)
Diluted	†	†		†	†		†	.77	.91	(4)	†

Dividends per common
share	.25	.25		.25	.25		.25	.25	.25		.25

Average common shares
outstanding:
Basic	123.9	127.4		125.8	125.6		122.3	122.3	122.3		121.7
Diluted	128.6	127.4		125.8	125.6		130.0	130.0	130.0		129.3

Common stock
price range:****
High	$24.19	$18.31		$16.19	$10.63		$34.63	$37.50	$30.50		$24.56
Low	13.00	14.38		10.13	2.94		26.25	27.69	23.00		19.69
Close	16.00	15.00		10.69	7.44		28.56	28.50	24.25		22.38

†

Diluted earnings per share for 2000 and for the first and fourth quarters of 1999 are the same as Basic because the assumed conversion of convertible preferred stock and the addback of preferred dividends was anti-dilutive.

*

In the fourth quarter of 2000, the Company adopted EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”As a result, current and prior year’s quarterly net sales and cost of products sold have been increased by $59, $59, $65 and $61 in 2000 and by $59, $70, $76 and $61 in 1999. See Note B for additional details.

**	The Company defines gross profit as net sales less cost of products sold, depreciation and amortization (excluding goodwill amortization) and the provision for restructuring and asset impairments.
***	The sum of the quarterly earnings per share does not equal the year-to-date earnings per share due to the effect of shares issued or repurchased during the year.
****	Source: New York Stock Exchange –Composite Transactions
(1)

Includes pre-tax restructuring charges of $51, $36 after taxes or $.28 per basic and diluted share; a pre-tax impairment charge of $26, $19 after taxes or $.15 per basic and diluted share; and a non-recurring charge of $20, $13 after taxes or $.10 per basic and diluted share for the bad debt provision related to a food can customer in bankruptcy proceedings. Excluding the impact of the restructuring and impairment charges and the bad debt provision, net income was $64 or $.50 per basic and diluted share. See Notes D, L and M for additional details.

(2)

Includes pre-tax bad debt provision of $35; $23 after-tax or $.18 per basic and diluted share, and a pre-tax restructuring credit and related loss on sale of a South American operation totaling $1 net of tax or $.01 per basic and diluted share. See Notes D and L for further details.

Crown Cork & Seal Company, Inc.

(3)

Includes after-tax charges for litigation of $166 or $1.32 per basic and diluted share, restructuring of $1 or $.01 per basic and diluted share, and a loss on the sale of assets of $1 or $.01 per basic and diluted share. Excluding the impact of these non-recurring items, including the bad debt provision in (2), net loss was ($46) or ($.37) per basic and diluted share. See Notes K and L for further details.

(4)

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

(5)

Includes an after-tax charge for litigation of $106 or $.87 per basic and diluted share. Excluding the impact of the litigation charge, net income was $36 or $.30 per basic and diluted share. See Note K for additional details.

Crown Cork & Seal Company, Inc.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- Write-Offs	Balance at end of period

For the Year Ended December 31, 2000

Allowances deducted from assets to which they apply:

Trade accounts receivable	$ 48	$ 74 *		$ 6	$116

Deferred tax assets	146	(7)		35	104

* Includes $55 for the provisions against bad debts for a U.S. food can customer that has filed a voluntary Chapter 11 bankruptcy petition.

For the Year Ended December 31, 1999
Allowances deducted from assets to which they apply:

Trade accounts receivable	45	18		15	48

Deferred tax assets	94	18	$38	4	146

For the Year Ended December 31, 1998

Allowances deducted from assets to which they apply:

Trade accounts receivable	45	14		14	45

Deferred tax assets	124	(4)		26	94

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Crown Cork & Seal Company, Inc.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item, is set forth on pages 4 through 6 of the Company’s Proxy Statement dated March 23, 2001, in the section entitled “Election of Directors” and on page 26 in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Present Title

John W. Conway	55	Chairman of the Board, President,
		Chief Executive Officer and
		President-Americas Division

Alan W. Rutherford	57	Vice Chairman of the Board,
		Executive Vice President and
		Chief Financial Officer

William R. Apted	53	Executive Vice President and
		President-European Division

William H. Voss	55	Executive Vice President and
		President-Asia-Pacific Division

Timothy J. Donahue	38	Senior Vice President - Finance

Thomas A. Kelly	41	Vice President and Corporate
		Controller

Mr. William J. Avery, after more than forty years with the Company, retired as Chief Executive Officer of the Company on January 5, 2001 and as a Director and Chairman of the Board on February 22, 2001. Further details of Mr. Avery’s retirement appear on pages 11 and 18 of the Company’s Proxy Statement dated March 23, 2001, in the sections entitled “Executive Compensation” and “Executive Compensation Committee Report on Executive Compensation” and are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth on pages 9 through 15 of the Company’s Proxy Statement dated March 23, 2001, in the section entitled “Executive Compensation” is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth on pages 2 through 6 of the Company’s Proxy Statement dated March 23, 2001, in the sections entitled “Proxy Statement-Meeting, April 26, 2001” and “Election of Directors” and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth on pages 4 through 6 of the Company’s Proxy Statement dated March 23, 2001, in the section entitled “Election of Directors” and is incorporated herein by reference.

Crown Cork & Seal Company, Inc.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this report:

(1)	All Financial Statements:

Crown Cork & Seal Company, Inc. and Subsidiaries (see Part II pages 27 through 56 of this Report).

(2)	Financial Statement Schedules:

Schedule Number

II.- Valuation and Qualifying Accounts and Reserves (see page 57 of this Report).

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

3.a

Amended and Restated Articles of Incorporation of Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 8-A dated February 20, 1996 (File No. 1-2227)).

3.b	By-laws of Crown Cork & Seal Company, Inc., as amended (incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b	Form of Registrant’s 7-1/8% Notes due 2002 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A, dated August 27, 1999 (File No. 1-2227)).

4.c	Terms Agreement, dated August 25, 1999 (incorporated by reference to Exhibit 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-2227)).

4.d	Form of the Registrant’s 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 23 of Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.e	Form of the Registrant’s 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.f	Officers’Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

4.g

Indenture dated as of April 1, 1993 between the Company and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

Crown Cork & Seal Company, Inc.

4.h	Terms Agreement dated March 31, 1993 (incorporated by reference to Exhibit 27 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.i

Indenture dated as of January 15, 1995 between the Company and Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.j	Form of the Company’s 8-3/8% Notes Due 2005 (incorporated by reference to Exhibit 99a of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.k	Officers’Certificate of the Company dated January 25, 1995 (incorporated by reference to Exhibit 99b of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.l	Terms Agreement dated January 18, 1995 (incorporated by reference to Exhibit 99c of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.m

Revolving Credit and Competitive Advance Facility Agreement, dated as of February 4, 1997, as amended and restated as of March 2, 2001, among the Registrant, the Subsidiary Borrowers referred to therein, the Lenders referred to therein, the Chase Manhattan Bank, as Administrative Agent, SociétéGénérale, as Documentation Agent, and Bank of America Illinois, as Syndication Agent.

4.n	U.S. Pledge Agreement dated, as of March 2, 2001 among the Registrant, the Subsidiary Pledgors referred to therein and the Chase Manhattan Bank, as Collateral Agent.

4.o	U.S. Security Agreement, dated as of March 2, 2001 among the Registrant, the Subsidiary Grantors referred to therein and the Chase Manhattan Bank, as Collateral Agent.

4.p	U.S. Guarantee Agreement, dated as of March 2, 2001 among the Subsidiary Guarantors referred to therein and the Chase Manhattan Bank, as Collateral Agent.

4.q

Indemnity, Subrogation and Contribution Agreement, dated as of March 2, 2001 among the Registrant, the Subsidiary Borrowers referred to therein, each Subsidiary Guarantor referred to therein, and the Chase Manhattan Bank, as Administrative Agent.

4.r	Collateral Sharing Agreement, dated as of March 2, 2001 among the Registrant, the Subsidiary Grantors referred to therein and the Chase Manhattan Bank, as Collateral Agent.

4.s

Amended and Restated Rights Agreement, dated as of May 25, 2000, between Crown Cork & Seal Company, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Registrant's Registration Statement on Form 8-A, dated May 30, 2000 (File No. 1-2227)).

4.t

Indenture, dated December 17, 1996, among the Company, Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.u	Form of the Registrant’s 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

4.v	Officers’Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

Crown Cork & Seal Company, Inc.

4.w	Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

4.x	Officers’Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.y	Form of UK 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.z	Officers’Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.8 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.aa	Form of UK 7% Notes Due 2006 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.bb	Officers’Certificate for 7% Notes Due 2006 (incorporated by reference to Exhibit 99.9 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.cc	Form of French 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.dd	Officers’Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.10 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.ee	Terms Agreement dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.ff

Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 dated November 26, 1996 amended December 5 and 10, 1996 (File No. 333-16869)).

4.gg

Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and December 10, 1996 (File No. 333-16869)).

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

Crown Cork & Seal Company, Inc.

10.e

Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

10.f

Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated as of June 30, 1999 (incorporated by reference to Exhibit 10.d of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.g	1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

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

10.j

Crown Cork & Seal Company, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

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

10.m

Crown Cork & Seal Company, Inc. 1997 Stock-Based Incentive Plan, amended and restated (incorporated by reference to the Registrant's Definitive Additional materials on Schedule 14A, filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

10.n

Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.o

Crown Cork & Seal Company, Inc. Pension Plan for outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.p

Crown Cork & Seal Company, Inc. Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Prospectus dated May 31, 1996 forming a part of the Registrant’s Registration Statement on Form S-3 (No. 333-04971) filed with the Securities and Exchange Commission on May 31, 1996).

Crown Cork & Seal Company, Inc.

Exhibits 10.a through 10.o, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

12.	Computation of ratio of earnings to fixed charges.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Accountants.

b)	Reports on Form 8-K

On December 19, 2000 the Registrant filed a Current Report Form 8-K for the following event:

the Company reported under:

Item 5. Other Events

that on December 15, 2000, the Company issued a news release announcing that its Board of Directors voted to suspend the Company’s quarterly dividend on its common stock.

Crown Cork & Seal Company, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Cork & Seal Company, Inc. Registrant
Date:	March 29, 2001
	By:	/s/ Thomas A. Kelly
Thomas A. Kelly Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE
/s/ John W. Conway
John W. Conway	Chairman of the Board, President and Chief Executive Officer
/s/ Alan W. Rutherford
Alan W. Rutherford	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer
DIRECTORS
/s/ Jenne K. Britell	/s/ James L. Pate
Jenne K. Britell	James L. Pate
/s/ Arnold W. Donald	/s/ Thomas A. Ralph
Arnold W. Donald	Thomas A. Ralph
/s/ Marie L. Garibaldi	/s/ Harold A. Sorgenti
Marie L. Garibaldi	Harold A. Sorgenti
/s/ John B. Neff
John B. Neff