Form 10-Q
period 2001-03-31
CROWN CORK & SEAL CO INC
filed 2001-05-11
CIK 25890

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                  215-698-5100
             (Registrants's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 125,628,543 shares of Common Stock outstanding as of April 30, 2001.



================================================================================

                        Crown Cork & Seal Company, Inc.

                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In millions except share and per share data)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------

Three months ended March 31,                                                          2001               2000
---------------------------------------------------------------------------------------------------------------



Net sales                                                                       $     1,658             $1,699
                                                                                -----------        -----------

Costs, expenses & other income
  Cost of products sold, excluding depreciation and amortization                      1,395              1,352
  Depreciation                                                                           94                 97
  Amortization                                                                           30                 31
  Selling and administrative expense                                                     86                 85
  Provision for restructuring                                                             2
  Interest expense                                                                      115                 92
  Interest income                                                              (          6)      (          4)
  Translation and exchange adjustments                                                    3
                                                                                -----------        -----------

                                                                                      1,719              1,653
                                                                                -----------        -----------
(Loss) / income before income taxes and cumulative effect
   of accounting change                                                        (         61)                46

(Benefit from) / provision for income taxes                                    (         11)                19
Minority interests, net of  equity earnings                                                       (          4)
                                                                                -----------        -----------

Net (loss) / income before cumulative effect of accounting change              (         50)                23

Cumulative effect of change in accounting principle for derivatives
   and hedging activities, net of tax                                                     4
                                                                                -----------        -----------

Net (loss) / income                                                            (         46)                23

Preferred stock dividends                                                                                    2
                                                                                -----------        -----------

Net (loss) / income available to common shareholders                           ($        46)       $        21
                                                                                ===========        ===========
(Loss) / earnings per average common share:
     Basic and diluted - before cumulative effect of  accounting change        ($       .40)       $       .17
                                                                                ===========        ===========
                       - after cumulative effect of accounting change          ($       .37)       $       .17
                                                                                ===========        ===========

Dividends per common share                                                                         $       .25
                                                                                                   ===========
Average common shares outstanding:

                  Basic                                                         125,624,056        123,870,438
                  Diluted                                                       125,624,056        128,569,627

----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements. Certain prior year amounts have been reclassified to improve comparability.

                        Crown Cork & Seal Company, Inc.

                    CONSOLIDATED BALANCE SHEETS (Condensed)
                      (In millions except per share data)

---------------------------------------------------------------------------------------------------------------

                                                                                March 31,         December 31,
                                                                                  2001               2000
                                                                              (Unaudited)
---------------------------------------------------------------------------------------------------------------
Assets
Current assets
         Cash and cash equivalents                                              $   291            $   382
         Receivables                                                              1,126              1,153
         Inventories                                                              1,368              1,288
         Prepaid expenses and other current assets                                  122                 90
                                                                                -------            -------
                 Total current assets                                             2,907              2,913
                                                                                -------            -------


Long-term notes and receivables                                                      22                 25
Investments                                                                         150                142
Goodwill, net of amortization                                                     3,766              3,920
Property, plant and equipment                                                     2,839              2,969
Other non-current assets                                                          1,303              1,190
                                                                                -------            -------
                 Total                                                          $10,978            $11,159
                                                                                =======            =======


Liabilities and shareholders' equity
Current liabilities
        Short-term debt                                                         $   522            $   232
        Current maturities of long-term debt                                         59                 68
        Accounts payable and accrued liabilities                                  1,736              1,903
        Income taxes payable                                                         64                 58
                                                                                -------            -------
                 Total current liabilities                                        2,381              2,261
                                                                                -------            -------


Long-term debt, excluding current maturities                                      5,058              5,049
Postretirement and pension liabilities                                              712                731
Other non-current liabilities                                                       747                814
Minority interests                                                                  195                195
Shareholders' equity                                                              1,894              2,109
                                                                                -------            -------
                 Total                                                          $10,987            $11,159
                                                                                =======            =======

---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)


-----------------------------------------------------------------------------------------------------------

Three months ended March 31,                                                     2001            2000
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities

   Net (loss) / income                                                          ($ 46)           $ 23
   Depreciation and amortization                                                  124             128
   Cumulative effect of accounting change                                       (   4)
   Provision for restructuring                                                      1
   Change in assets and liabilities, other than debt                            ( 359)          ( 354)
                                                                                 ----            ----
        Net cash used in operating activities                                   ( 284)          ( 203)
                                                                                 ----            ----

Cash flows from investing activities
   Capital expenditures                                                         (  47)          (  57)
   Proceeds from sale of property, plant and equipment                              1               9
   Other, net                                                                   (   6)          (   1)
                                                                                 ----            ----
        Net cash used in investing activities                                   (  52)          (  49)
                                                                                 ----            ----

Cash flows from financing activities
   Proceeds from long-term debt                                                                     2
   Payments of long-term debt                                                   (  17)          (  24)
   Net change in short-term debt                                                  264             301
   Stock  repurchased                                                                           (   9)
   Dividends paid                                                                               (  32)
   Minority contributions, net of dividends paid                                (   1)
                                                                                 ----            ----

        Net cash provided by financing activities                                 246             238
                                                                                 ----            ----

Effect of exchange rate changes on cash and cash equivalents                    (   1)          (   8)
                                                                                 ----            ----

Net change in cash and cash equivalents                                         (  91)          (  22)

Cash and cash equivalents at beginning of period                                  382             267
                                                                                 ----            ----
Cash and cash equivalents at end of period                                       $291            $245
                                                                                 ====            ====

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

                        Crown Cork & Seal Company, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                 |                                                           Accumulated
                                                 |                                                              Other
                                   Comprehensive |  Preferred   Common    Paid-In    Retained    Treasury    Comprehensive
                                  Income / (Loss)|    Stock     Stock     Capital    Earnings     Stock      Income/(Loss)   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                     |               $780     $1,596     $  994      ($  151)     ($1,110)      $2,109
Net loss                              ($ 46)     |                                  (    46)                               (    46)
Translation adjustments               ( 155)     |                                                            (   155)     (   155)
Derivatives qualifying as hedges      (  14)     |                                                            (    14)     (    14)
                                       ----      |
Comprehensive loss                    ($215)     |
                                       ====      |
                                                 |
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                        |               $780     $1,596     $  948       ($151)      ($1,279)      $1,894
====================================================================================================================================
                                                 |                                                           Accumulated
                                                 |                                                              Other
                                   Comprehensive |  Preferred   Common    Paid-In    Retained    Treasury    Comprehensive
                                      Income     |    Stock     Stock     Capital    Earnings     Stock      Income/(Loss)   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     |    $349       $779     $1,317     $1,295       ($173)      ($  676)      $2,891
Net income                             $ 23      |                                       23                                     23
Translation adjustments               (  94)     |                                                            (    94)     (    94)
                                       ----      |
Comprehensive loss                    ($ 71)     |
                                       ====      |
                                                 |
Dividends declared:                              |
    Common                                       |                                  (    30)                               (    30)
    Preferred                                    |                                  (     2)                               (     2)
Stock repurchased                                |                       (     6)                (   3)                    (     9)
Preference stock conversions                     |  (  349)        1         311                    37
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                        |              $780      $1,622     $1,286      ($139)      ($  770)       $2,779
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In millions, except share and per share data)
                                   (Unaudited)


A.        Statement of Information Furnished
          ----------------------------------

          The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of March 31, 2001 and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

          Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

B.        Accounting Change
          -----------------

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133). SFAS 133 requires that the Company recognize all outstanding derivative instruments on the balance sheet at their fair values. The impact on earnings from recognizing these instruments at fair value depends on whether the instruments are designated and qualify as hedges. If the derivative does not qualify as a hedge, changes in fair value are reported in earnings immediately. If the derivative instrument qualifies as a hedge and based on the risk being hedged, changes in the fair value of the derivatives will either be offset against changes in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge) or recognized in other comprehensive income (cash flow and net investment hedges). Any ineffective portion of designated hedges is reported in earnings immediately. For cash flow hedges, adjustments to the fair value of the derivative instruments are temporarily reported in other comprehensive income until the related hedged items impact earnings. For hedges of the net investment in foreign operations, fair value adjustments are reported in other comprehensive income as translation adjustments and released to earnings when the investments are disposed. Within the balance sheet, the fair value of the derivatives are reported as current or non-current assets and liabilities consistent with the classification of the hedged items. Within the Consolidated Statements of Cash Flows, cash flows from hedging transactions are classified under the same category as the cash flows of the hedged items.

          At January 1, 2001, the Company recorded transition adjustments, the cumulative effect of an accounting change, which resulted in an after-tax credit of $4 to net income and an after-tax charge of $18 to other comprehensive income within shareholders' equity. The per share credit to earnings was $.03. The ongoing impact on the Company from adoption of this standard will depend on a variety of factors, including interest rates and other market conditions, as well as future interpretive guidance from the Financial Accounting Standards Board, which continues to address implementation issues.

          The cumulative effect on earnings and equity was due primarily to net fair value adjustments related to cross-currency swaps.

                        Crown Cork & Seal Company, Inc.


          A reconciliation of current period changes, net of applicable income taxes, in other comprehensive income within shareholders' equity, referred to as "Derivatives qualifying as hedges" follows (net of tax adjustments):

                       Transition adjustment as of January 1, 2001      ($18)

                       Current period changes in fair value - net         17

                       Reclassification to earnings - net               ( 13)
                                                                         ---

                       Balance at March 31, 2001                        ($14)
                                                                         ===



          For hedges of future cash flows (cash flow hedge), which include foreign exchange contracts, cross-currency swaps, and commodity contracts, the ineffective portion was not material and no items were excluded from the measure of effectiveness. Of the charge of $18 recorded in equity at January 1, 2001, $1, net of taxes, was reclassified to earnings during the first quarter of 2001. Of the charge of $14 recorded in equity at March 31, 2001, $6, net of income taxes, is expected to be reclassified to earnings over the 12 month period ending March 31, 2002. The actual amount that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring. At March 31, 2001, the maximum term of derivative instruments that hedge forecasted transactions, except those related to payment of variable interest on existing financial instruments, was two years.

          For hedges of recognized assets, liabilities and firm commitments, including intercompany transactions, the ineffective portion was not material. For fair value hedges, the Company excludes the time value component of the derivative in its measurement of effectiveness. Amounts excluded from the measure of effectiveness, reported in first quarter earnings, amounted to less than $1 before income taxes. The impact on earnings from the net fair value adjustments of cross-currency swaps designated as fair value hedges is reported as "interest expense" in the Consolidated Statements of Income.

          In the fourth quarter of 2000, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that shipping and handling costs be excluded from revenues. The Company, to comply with the standard, has reclassified from net sales to cost of products sold $59 for the quarter ended March 31, 2000.

C.        Receivables
          -----------

          During the first quarter of 2001, the Company entered into an interim receivables securitization agreement on behalf of its U.S. operations. The agreement provided for the accelerated receipt of up to $210 of cash on available receivables. The interim agreement was amended and restated as of May 7, 2001 to include the Company's Canadian operations and to provide for the accelerated receipt of up to $350 of cash on available receivables. Securitization transactions have been accounted for as a sale in accordance with SFAS No. 125. Accordingly, accounts included under outstanding securitization programs have been reflected as a reduction in receivables in the accompanying Consolidated Balance Sheet. At March 31, 2001, net proceeds received under the program were $113. Outstanding receivable securitizations at March 31, 2001 and 2000, including those in Europe, amounted to $225 and $183, respectively. During the first quarter of 2001 and 2000, the Company recorded fees related to the outstanding securitizations amounting to approximately $3 and $2, which amounts have been included as interest expense within the Consolidated Statements of Income.

                        Crown Cork & Seal Company, Inc.


D.        Inventories
          -----------

                      ----------------------------------------------------------
                                                     March 31,     December 31,
                                                       2001            2000
                      ----------------------------------------------------------
                      Finished goods                 $  613          $  530

                      Work in process                   169             165

                      Raw material and supplies         586             593
                                                     ------          ------
                                                     $1,368          $1,288
                                                     ======          ======


E.        Restructuring
          -------------

          During the fist quarter of 2001, the Company provided $4 for the costs associated with the closure of a U.S. food can plant. Also during the first quarter of 2001, the Company recorded a restructuring credit of $2 for the reversal of severance costs related to an original restructuring charge of $47 provided during the second quarter of 2000. The Company decided not to pursue certain restructuring activities in its European operations that had been previously approved.

          Remaining balances in the reserves represent contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components in the first quarter of 2001 were as follows:

                                                  Termination      Other Exit         Asset
                                                   Benefits          Costs         Writedowns      Total
                                                   --------        ----------      ----------      -----

          Opening balance...................         $24              $ 8                           $32
          Provision, net ...................        (  1) *             2               1             2
          Payments made.....................        (  6)            (  3)                         (  9)
          Transfer against assets...........                                         (  1)         (  1)
                                                     ---              ---             ---           ---
          Closing balance...................         $17              $ 7                           $24
                                                     ===              ===                           ===

          *  Includes reversal of severance of $2, representing headcount of 65

          During the first quarter of 2001, payments of $6 were made for the termination of 222 employees, 162 of whom were involved in direct manufacturing operations. Payments of $3 were made for other exit costs, including dismantlement costs, equipment removal and various contractual obligations.

                        Crown Cork & Seal Company, Inc.


F.        Earnings Per Share
          ------------------

          The following table summarizes the basic and diluted earnings per share computations for the periods ended March 31, 2001 and 2000, respectively:

                                                           2001                              2000
                                             ------------------------------     ------------------------------
                                               Income /   Average                           Average
                                               (loss)     Shares       EPS       Income     Shares        EPS
                                             ------------------------------     ------------------------------

         Net (loss) / income                   ($ 46)                             $ 23
            Less:
               Preferred stock dividends                                         (   2)
                                                ----                              ----
         Basic and diluted EPS                 ($ 46)      125.6     ($.37)       $ 21       123.9       $.17
                                                ====                              ====


          Excluded from the computation of diluted earnings per share for the quarter ended March 31, 2000 were approximately 4.7 million common shares resulting from the assumed conversion of preferred stock as of January 1, 2000. This conversion would have been antidilutive.

          Common shares contingently issueable upon the exercise of stock options, amounting to 9,321,503 and 8,085,165 shares at March 31, 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share because the grant prices of the then outstanding options were above the average market price for the related period.

G.        Supplemental Cash Flow Information
          ----------------------------------

          Cash payments, including prepayments, for interest, net of amounts capitalized, were $121 and $65 during the three months ended March 31, 2001 and 2000, respectively. Cash payments for income taxes amounted to $6 in both years.

 H.       Segment Information
          -------------------

          The Company maintains three operating segments, defined geographically: Americas, Europe and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. "Corporate" includes Corporate Technology and headquarters' costs. Divisional headquarter costs are maintained within the operating segments. The interim segment information is as follows:


                            Quarter ended March 31,

          2001                            Americas          Europe          Asia-Pacific          Corporate          Total
          ----                            --------          ------          ------------          ---------          -----

          External sales                    $843             $741              $ 74                                 $1,658

          Provision for restructuring          4            (   2)                                                       2

          Segment income                      11               62                 5                 ($ 27)              51


          2000
          ----

          External sales                     860              768                71                                 1,699

          Segment income                      75               76                 6                (  23)             134



                        Crown Cork & Seal Company, Inc.


          The following table reconciles the Company's segment income to consolidated pre-tax income:
                                                  Three Months Ended March 31,
                                                  ------------------------------
                                                       2001            2000
                                                  ------------------------------

          Total segment income                         $ 51            $134
          Interest expense                              115              92
          Interest income                             (   6)          (   4)
          Translation & exchange adjustments              3
                                                       ----            ----
          Consolidated pre-tax (loss) / income        ($ 61)           $ 46
                                                       ====            ====


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

          The accrual recorded for asbestos claims constitutes management's best estimate of such costs for pending and future claims that are probable and estimable. The Company cautions, however, that this estimate may be influenced by changes in the litigation environment and other factors which may vary as claims are filed and settled or otherwise disposed of. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the operating results or cash flows in future periods. While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company's financial position.

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

                        Crown Cork & Seal Company, Inc.


J.        Recent Accounting Pronouncements
          --------------------------------

          In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)." SFAS No. 140 revises the accounting for securitization transactions and other transfers of financial assets and collateral and requires certain disclosures. These disclosures include information about securitized assets, including principal outstanding and related accounting policies. The accounting requirements of the standard are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001, and must be applied prospectively. The Company does not expect the requirements of the standard to have a material impact on its financial position or results of operations in future periods.

                        Crown Cork & Seal Company, Inc.

                         PART I - FINANCIAL INFORMATION


Item 2.   Management's   Discussion  and  Analysis of  Financial  Condition  and
          Results  of   Operations  (in  millions,  except   share,  per  share,
          employee, shareholder and statistical data)

          Introduction
          ------------

          The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2001, compared to the corresponding period in 2000 and the changes in financial condition and liquidity from December 31, 2000. This discussion should be read in conjunction with the Consolidated
          Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, along with the consolidated financial statements and related notes included in and referred to within this report.

                              Results of Operations
                              ---------------------

          Net Income and Earnings Per Share
          ---------------------------------

          Net income available to common shareholders for the quarter ended March 31, 2001 was a loss of $46, or $.37 per share, versus a gain of $21, or $.17 per share for the first quarter of 2000. Excluding the cumulative effect of the accounting change for the adoption of FAS 133, the loss for the first quarter of 2001 was $50 or $.40 per share. The decline in earnings primarily reflects lower operating income in North America and Europe and increased net interest expense.

          Net Sales
          ---------
          Net sales in the quarter of $1,658 were $41 or 2.4% below the prior year period. Excluding the effect of foreign currency translation of $67, net sales would have increased $26 or 1.5% compared to the first quarter of 2000. Sales from U.S. operations accounted for approximately 40% of consolidated net sales in the first quarter of
          both  years.   Sales  of  beverage   cans  and  ends   accounted   for
          approximately 31% and sales of food cans and ends accounted for approximately 28% of consolidated sales in the first quarter of both years.

          An analysis of comparative net sales by operating division follows:

                                                 Net Sales
                                -----------------------------------------------
                                  First Quarter           Increase / (Decrease)
                                -----------------         ---------------------
             Division:           2001        2000            $           %
                                 ----        ----           ---         ---
             Americas          $  843      $  860         ($ 17)       (2.0)
             Europe               741         768         (  27)       (3.5)
             Asia-Pacific          74          71             3         4.2
             Corporate
                               ------      ------          ----        ----
                               $1,658      $1,699         ($ 41)       (2.4)
                               ======      ======          ====


          The decrease in 2001 Americas Division net sales is primarily due to lower food can volumes in North America, partially due to the bankruptcy filing by a large customer in the second quarter of 2000, and lower selling prices in North American beverage cans. Overall division beverage can unit volumes were equal to the prior year as strong demand in Latin America offset lower volumes in North America. Sales unit volume increases in U.S. beauty care packaging, plastic beverage bottles and plastic beverage closures were partially offset by lower volumes in aerosol cans and metal closures.

                        Crown Cork & Seal Company, Inc.


Item 2.   Management's Discussion and Analysis (Continued)

          Net sales in the European Division decreased to $741 from $768 in the first quarter of 2000. Excluding $56 of unfavorable currency translation, net sales increased $29 or 3.8% versus the prior year period, primarily due to sales unit volume increases. Beverage can unit volumes increased 2.5% with strong performances throughout Southern Europe. Food can volumes increased 1.0%, primarily in Benelux, Eastern Europe, Germany and the UK. Aerosol can volumes increased 8.1% with the UK showing the most improvement. The plastics operations also contributed to the volume increases with improvements in beverage closures, specialty closures and health and beauty care packaging.

          Net sales in the Asia-Pacific Division increased to $74 as compared to $71 in the first quarter of 2000. Excluding losses of $4 due to currency translation, sales increased $7 due to increased sales unit volumes across all products. Overcapacity in the China beverage can market continues to put pressure on selling prices.

          Selling and Administrative
          --------------------------

          Selling and administrative expenses were $86 for the first quarter of 2000 as compared to $85 for the same period of the prior year. The increase in the current year was due to employee separation costs, offset by reductions due to lower manning and foreign currency translation.

          Restructuring Charge
          --------------------

          During the first quarter of 2001, the Company provided $4 for the costs associated with the closure of a U.S. food can plant. Also during the first quarter of 2001, the Company recorded a restructuring credit of $2 for the reversal of severance costs related to an original restructuring charge of $47 provided during the second quarter of 2000. The Company decided not to pursue certain restructuring activities in its European operations that had been previously approved.

          Operating Income
          ----------------

          Consolidated operating income was $51 as compared to $134 in the first quarter of 2000. Excluding restructuring, operating income was $53 in the first quarter of 2001. Operating income, excluding restructuring, as a percentage to net sales was 3.2% in 2001 versus 7.9% in 2000. An analysis of operating income by division follows:

                                  Operating Income (excluding restructuring)
                              --------------------------------------------------
                               First Quarter               Increase / (Decrease)
                              ----------------             ---------------------
             Division:        2001        2000                 $            %
                              ----        ----               -----        -----
             Americas         $ 15        $ 75               ($60)        (80.0)
             Europe             60          76               ( 16)        (21.1)
             Asia-Pacific        5           6               (  1)        (16.7)
             Corporate       (  27)      (  23)              (  4)        (17.4)
                              ----        ----                ---          ----
                              $ 53        $134               ($81)        (60.4)
                              ====        ====                ===


          Americas Division operating income, excluding restructuring, was 1.8% of net sales in 2001 as compared to 8.7% for the same period of 2000. The decrease in operating income was primarily due to (i) reduced selling prices in the North America beverage can market, (ii) reduced U.S. food can volumes, (iii) increased resin costs, (iv) lower pension income in the U.S. and (v) higher energy costs.

                        Crown Cork & Seal Company, Inc.

          European Division operating income, excluding restructuring, was 8.1% of net sales in the first quarter of 2001 as compared to 9.9% in 2000. The decrease in 2001 was due to (i) cost/price pressure in certain food operations, (ii) increased resin costs and (iii) pressure on UK selling prices due to the relative weakness of the euro; partially offset by sales unit volume increases throughout most product lines.

          Asia-Pacific Division operating income decreased $1 versus 2000, primarily due to selling price decreases in the China and Southeast Asia beverage can markets, partially offset by sales unit volume gains and cost reductions.

          Net Interest Expense
          --------------------

          Net  interest  expense  increased  $21 in  2001  as  compared  to 2000 primarily due to higher interest rates. During the third and fourth quarters of 2000 the Company's ability to access the commercial paper market was eliminated due to downgrades in its credit ratings. Since that time the Company has funded its operations through its multicurrency credit facility and a new term loan which have higher rates. The multicurrency credit facility, which was amended and restated in March of 2001, is discussed more fully under Liquidity and Capital Resources.

          Translation and Exchange Adjustments
          ------------------------------------

          The results for 2001 included losses of $2 and $1 in Brazil and Turkey, respectively, in connection with currency devaluations that occurred during the quarter.

          Taxes on Income
          ---------------

          The effective tax rate for the first quarter of 2001 was 18.0% as compared to 41.3% for the same period in 2000. Excluding non-deductible goodwill amortization of $29, the first quarter 2001 effective tax rate was approximately 34%. The effective tax rate for the first three months of 2000, excluding goodwill amortization of $30, was 25%. The lower rate in 2000 was primarily due to the reduction of a valuation allowance of $4 for net operating loss carryforwards in Mexico.

          Minority Interests, Net of Equity Earnings
          ------------------------------------------

          The charge for minority interests, net of equity earnings was $4 less in 2001 than in the prior year. The reduction in the charge was primarily due to the purchase, in the third quarter of 2000, of the minority interests in the Company's Asia Limited subsidiaries.

                        Crown Cork & Seal Company, Inc.

                         Liquidity and Capital Resources
                         -------------------------------

          Cash from Operations
          --------------------

          Cash of $284 was used by operations in 2001 versus $203 in 2000. The increase was due to reduced operating income and increased payments for interest, including prepayments made in connection with the Company's amended and restated multicurrency credit facility and new term loan. These items were partially offset by an improvement in working capital, including increased asset securitization proceeds.

          Investing Activities
          --------------------

          Investing activities used cash of $52 in the first quarter of 2001 compared to $49 in the prior year period. The increased use of cash is due to lower proceeds from asset sales of $8, and other investing activities of $5, partially offset by lower capital spending of $10.

          The Company is reviewing various strategic alternatives which could include the sale of assets. The timing of any such sales, the proceeds to be received, and any gain or loss on disposal cannot be determined at this time. Net proceeds received from such dispositions will be used to reduce outstanding debt pursuant to the terms of the Company's multicurrency revolving credit facility which is referenced below.

          Financing Activities
          --------------------

          Financing activities provided cash of $246 in the first quarter, an increase of $8 over the prior year period. Increased borrowings were required due to lower operating cash flows offset by the suspension of dividend prepayments and stock repurchases.

          On  March  2,  2001  the  Company  amended  and  restated  its  $2,500 multicurrency revolving credit facility and obtained a new $400 term loan. The amended and restated credit facility bears interest at LIBOR plus 2.5% and the maturity date has been extended to December 8, 2003. The term loan bears interest at LIBOR plus 3.5% and matures February 4, 2002.

          Total debt, net of cash and cash equivalents was $5,348 at March 31, 2001, an increase of $381 above the December 31 level of $4,967. Total debt, net of cash and cash equivalents, as a percentage to total capitalization was 71.9% at March 31, 2001 as compared to 68.3% at December 31, 2000. Total capitalization is defined by the Company as total debt, minority interests and shareholders' equity.

          The increase in total debt, net of cash and cash equivalents, from December 31, 2000 is primarily due to the funding of working capital requirements through the Company's multicurrency credit facility and a new term loan. The increase in total debt as a percentage of total capitalization was also affected by a reduction in shareholder's equity due to negative currency translation adjustments in the first quarter of 2001.

          On March 13, 2001, Standard & Poor's lowered the Company's senior implied rating to BB- from BB and senior unsecured debt to B from BB. On April 17, 2001, Moody's lowered the Company's senior implied rating to B3 from B2 and senior unsecured to Caa3 from B2. Both agencies assigned a negative outlook.

                        Crown Cork & Seal Company, Inc.


Item 2.   Management's Discussion and Analysis (Continued)

          Forward Looking Statements
          --------------------------

          Statements included herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, the discussion of the asbestos activities in Note I to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: "Business" and Item 3: "Legal Proceedings" and in Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations", within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

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

          A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 within Part II, Item 7; "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Forward Looking Statements" and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          As of March 31, 2001 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                        Crown Cork & Seal Company, Inc.

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held April 26, 2001. The matters voted upon and the results of the votes are as follows:

                                                                  - - - VOTES - - -
                                                       ---------------------------------------

          (1)     Election of the Board of Directors
                                                           For                       Withheld
                                                           ---                       --------
                  Jenne K. Britell                     100,042,530                   1,614,459

                  John W. Conway                        99,971,146                   1,685,843

                  Arnold W. Donald                     100,043,028                   1,613,961

                  Marie L. Garibaldi                   100,020,386                   1,636,603

                  John B. Neff                         100,030,300                   1,626,689

                  James L. Pate                        100,024,271                   1,632,718

                  Thomas A. Ralph                      100,004,944                   1,652,045

                  Alan W. Rutherford                    99,969,688                   1,687,301

                  Harold A. Sorgenti                    99,991,071                   1,665,918



          (2) Resolution for the adoption of the 2001 Crown Cork & Seal Company, Inc. Stock-Based Incentive Compensation Plan

                     For                   Withheld                Abstain
                  ----------              ----------               -------
                  87,394,144              13,842,680               420,165



          (3)     Shareholder Proposal to Maximize Value

                    For                Withheld             Abstain / Non-Vote
                  ---------            ----------           ------------------
                  5,451,417            62,979,891              33,225,681

                        Crown Cork & Seal Company, Inc.


Item 5.   Other Information

                    The Company announced on May 1, 2001 that Frank J. Mechura has been promoted to Executive Vice President of the Company as well as President of the Americas Division, effective immediately.

Item 6.   Exhibits and Reports on Form 8-K

          a)        Exhibits

                     3.1 Amended and Restated By-Laws of Crown Cork & Seal Company, Inc.

                    10.a.    Retirement   Agreement,   dated   January 4,  2001,
                             between Crown Cork & Seal Company, Inc. and William
                             J. Avery.

                    10.b. Consulting Agreement, dated February 22, 2001, between Crown Cork & Seal Company, Inc. and William
                             J. Avery.

                    10.c. Crown Cork & Seal Company, Inc. 2001 Stock-Based Incentive Plan, dated as of February 22, 2001, (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).


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


                                         Crown Cork & Seal Company, Inc.
                                         -------------------------------
                                         Registrant

                                   By:   /s/ Thomas A. Kelly
                                         ---------------------------------------
                                         Thomas A. Kelly
                                         Vice President and Corporate Controller



Date:    May 11, 2001
         ------------