Form 10-Q
period 2001-06-30
CROWN CORK & SEAL CO INC
filed 2001-08-09
CIK 25890

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

There were 125,634,204 shares of Common Stock outstanding as of July 31, 2001.



================================================================================

                        Crown Cork & Seal Company, Inc.



                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In millions except share and per share data)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------

Three months ended June 30,                                                          2001              2000
---------------------------------------------------------------------------------------------------------------


Net sales                                                                        $    1,878        $    1,935
                                                                                 ----------        ----------


Costs, expenses & other income

  Cost of products sold, excluding depreciation and amortization                      1,543             1,552
  Depreciation                                                                           96                95
  Amortization                                                                           28                30
  Selling and administrative expense                                                     70                78
  Provision for restructuring and asset impairments                                       3                77
  Gain on sale of assets                                                        (         1)
  Interest expense                                                                      120                97
  Interest income                                                               (         5)      (         6)
  Translation and exchange adjustments                                                    3                 2
                                                                                 ----------        ----------
                                                                                      1,857             1,925
                                                                                 ----------        ----------

Income before income taxes                                                               21                10


Provision for income taxes                                                               14                 8
Minority interests, net of equity earnings                                      (         2)      (         6)
                                                                                 ----------        ----------

Net income / (loss)                                                              $        5       ($        4)
                                                                                 ==========        ==========

Earnings / (loss) per average common share:
  Basic and diluted                                                              $      .04       ($      .03)
                                                                                 ==========        ==========

Dividends per common share                                                                         $      .25
                                                                                                   ==========

Average common shares outstanding:

                  Basic                                                         125,635,607       127,433,082
                  Diluted                                                       125,635,607       127,433,082
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements. Certain prior year amounts have been reclassified to improve comparability.

                        Crown Cork & Seal Company, Inc.



                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In millions except share and per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------

Six months ended June 30,                                                            2001             2000
--------------------------------------------------------------------------------------------------------------

Net sales                                                                        $    3,536       $    3,634
                                                                                 ----------       ----------

Costs, expenses & other income
  Cost of products sold, excluding depreciation and amortization                      2,938            2,904
  Depreciation                                                                          190              192
  Amortization                                                                           58               61
  Selling and administrative expense                                                    156              163
  Provision for restructuring and asset impairments                                       5               77
  Gain on sale of assets                                                        (         1)
  Interest expense                                                                      235              189
  Interest income                                                               (        11)     (        10)
  Translation and exchange adjustments                                                    6                2
                                                                                 ----------       ----------
                                                                                      3,576            3,578
                                                                                 ----------       ----------

(Loss) / income before income taxes and cumulative effect
   of accounting change                                                         (        40)              56

Provision for income taxes                                                                3               27
Minority interests, net of equity earnings                                      (         2)     (        10)
                                                                                 ----------       ----------

Net (loss) / income before cumulative effect of accounting change               (        45)              19

Cumulative effect of change in accounting for derivatives
   and hedging activities, net of tax                                                     4
                                                                                 ----------       ----------
Net (loss) / income                                                             (        41)              19

Preferred stock dividends                                                                                  2
                                                                                 ----------       ----------

Net (loss) / income available to common shareholders                            ($       41)      $       17
                                                                                 ==========       ==========

(Loss) / earnings per average common share:
   Basic and diluted - before cumulative effect of accounting change            ($      .36)      $      .14
                                                                                 ==========       ==========
   Cumulative effect of accounting change                                        $      .03
                                                                                 ==========
   Basic and diluted - after cumulative effect of accounting change             ($      .33)      $      .14
                                                                                 ==========       ==========

Dividends per common share                                                                        $      .50
                                                                                                  ==========

Average common shares outstanding:

                  Basic                                                         125,629,864      125,661,602
                  Diluted                                                       125,629,864      127,996,659
--------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements. Certain prior year amounts have been reclassified to improve comparability.

                        Crown Cork & Seal Company, Inc.


                    CONSOLIDATED BALANCE SHEETS (Condensed)
                                 (In millions)

--------------------------------------------------------------------------------

                                                    June 30,       December 31,
                                                      2001             2000
                                                  (Unaudited)
--------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                        $   308         $   382
   Receivables                                        1,251           1,153
   Inventories                                        1,275           1,288
   Prepaid expenses and other current assets            127              90
                                                    -------         -------
                 Total current assets                 2,961           2,913
                                                    -------         -------

Long-term notes and receivables                          20              25
Investments                                             150             142
Goodwill, net of amortization                         3,671           3,920
Property, plant and equipment                         2,745           2,969
Other non-current assets                              1,295           1,190
                                                    -------         -------
                 Total                              $10,842         $11,159
                                                    =======         =======

Liabilities and shareholders' equity
Current liabilities
   Short-term debt                                  $   542         $   232
   Current maturities of long-term debt                  57              68
   Accounts payable and accrued liabilities           1,691           1,903
   Income taxes payable                                  29              58
                                                    -------         -------
                 Total current liabilities            2,319           2,261
                                                    -------         -------

Long-term debt, excluding current maturities          5,031           5,049
Postretirement and pension liabilities                  705             731
Other non-current liabilities                           742             814
Minority interests                                      193             195
Shareholders' equity                                  1,852           2,109
                                                    -------         -------
                                                    $10,842         $11,159
                                                    =======         =======
                 Total
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


               CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
                                 (In millions)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------

Six months ended June 30,                                                  2001            2000
-------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net (loss) / income                                                   ($  41)          $  19
   Depreciation and amortization                                            248             253
   Provision for restructuring and asset impairments                          3              55
   Gain on sale of assets                                                (    1)
   Cumulative effect of accounting change                                (    4)
   Change in assets and liabilities, other than debt                     (  450)         (  392)
                                                                          -----           -----
        Net cash used in operating activities                            (  245)         (   65)
                                                                          -----           -----

Cash flows from investing activities
   Capital expenditures                                                  (   90)         (  116)
   Proceeds from sale of property, plant and equipment                        7              20
   Other, net                                                            (   14)         (    3)
                                                                          -----           -----
        Net cash used in investing activities                            (   97)         (   99)
                                                                          -----           -----

Cash flows from financing activities
   Proceeds from long-term debt                                                               3
   Payments of long-term debt                                            (   30)         (  150)
   Net change in short-term debt                                            317             400
   Stock repurchased                                                                     (   36)
   Dividends paid                                                                        (   65)
   Minority dividends, net of contributions                              (    3)         (    2)
                                                                          -----           -----

        Net cash provided by financing activities                           284             150
                                                                          -----           -----

   Effect of exchange rate changes on cash and cash equivalents          (   16)         (    9)
                                                                          -----           -----


   Net change in cash and cash equivalents                               (   74)         (   23)

   Cash and cash equivalents at beginning of period                         382             267
                                                                          -----           -----

   Cash and cash equivalents at end of period                              $308            $244
                                                                           ====            ====



--------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                        Crown Cork & Seal Company, Inc.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Accumulated
                                                                                                                   Other
                                 Comprehensive Income/(loss)   Preferred  Common  Paid-In  Retained  Treasury  Comprehensive
                                 Quarter     Year-To-Date       Stock     Stock   Capital  Earnings   Stock    Income/(loss)  Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                 |            $780    $1,596    $  994    ($151)     ($1,110)    $2,109
Net income / (loss)                $  5        ($ 41)        |                             (    41)                         (    41)
Translation adjustments           (  51)       ( 206)        |                                                   (   206)   (   206)
Derivatives qualifying as hedges      4        (  10)        |                                                   (    10)   (    10)
                                   ----         ----         |
Comprehensive loss                ($ 42)       ($257)        |
                                   ====         ====         |
                                                             |
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                                     |            $780    $1,596    $  953    ($151)     ($1,326)    $1,852
====================================================================================================================================
                                                             |                                                  Accumulated
                                                             |                                                     Other
                                 Comprehensive Income/(loss) | Preferred  Common  Paid-In  Retained  Treasury  Comprehensive
                                 Quarter     Year-To-Date    |  Stock     Stock   Capital  Earnings   Stock    Income/(loss)  Total
 -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                 |   $349     $779    $1,317    $1,295    ($173)     ($  676)    $2,891
Net (loss) / income               ($  4)        $ 19         |                                  19                               19
Translation adjustments           (  74)       ( 168)        |                                                   (   168)   (   168)
                                   ----         ----         |
Comprehensive loss                ($ 78)       ($149)        |
                                   ====         ====         |
Dividends declared:                                          |
    Common                                                   |                             (    63)                         (    63)
    Preferred                                                |                             (     2)                         (     2)
Stock repurchased                                            |                   (    25)             (  11)                (    36)
Preferred stock conversions                                  |  ( 349)       1       311                 37
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                                     |            $780    $1,603    $1,249    ($147)     ($  844)    $2,641
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

                        Crown Cork & Seal Company, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In millions, except per share and employee data)
                                  (Unaudited)


A.        Statement of Information Furnished
          ----------------------------------

          The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of June 30, 2001 and the results of its operations and cash flows for the periods ended June 30, 2001 and 2000, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

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

B.        Accounting Change
          -----------------

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133). SFAS 133 requires that the Company recognize all outstanding derivative instruments on the balance sheet at their fair values. The impact on earnings from recognizing these instruments at fair value depends on whether the instruments are designated and qualify as hedges. If the derivative does not qualify as a hedge, changes in fair value are reported in earnings immediately. If the derivative instrument qualifies as a hedge and based on the risk being hedged, changes in the fair value of the derivatives will either be offset against changes in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income (cash flow and net investment hedges). Any ineffective portion of designated hedges is reported in earnings immediately. For cash flow hedges, adjustments to the fair value of the derivative instruments are temporarily reported in other comprehensive income until the related hedged items impact earnings. For hedges of the net investment in foreign operations, fair value adjustments are reported in other comprehensive income as translation adjustments and released to earnings when the investments are disposed. Within the balance sheet, the fair values of the derivatives are reported as current or non-current assets or liabilities consistent with the classification of the hedged items. Within the Consolidated Statements of Cash Flows, cash flows from hedging transactions are classified under the same category as the cash flows of the hedged items.

          At January 1, 2001, the Company recorded transition adjustments, the cumulative effect of an accounting change, which resulted in an after-tax credit of $4 to net income and an after-tax charge of $18 to "accumulated other comprehensive income" in Shareholders' Equity. The per share credit to earnings was $.03. The ongoing impact on the Company from adoption of this standard will depend on a variety of factors, including interest rates and other market conditions, as well as future interpretive guidance from the Financial Accounting Standards Board ("FASB"), which continues to address implementation issues.

          The cumulative effects on earnings and equity were due primarily to net fair value adjustments related to outstanding cross-currency swaps.

                        Crown Cork & Seal Company, Inc.




          A reconciliation of current period changes, net of applicable income taxes, in "accumulated other comprehensive income" in Shareholders' Equity, referred to as "Derivatives qualifying as hedges," follows:

               Transition adjustment as of January 1, 2001            ($18)

               Current period changes in fair value - net               22

               Reclassification to earnings - net                     ( 14)
                                                                       ---

                           Balance at June 30, 2001                   ($10)
                                                                       ===


          For hedges of future cash flows (cash flow hedges), which include foreign exchange contracts, cross-currency swaps, and commodity contracts, the ineffective portion was not material and no items were excluded from the measure of effectiveness. Of the charge of $18 recorded in equity at January 1, 2001, $2, net of taxes, was reclassified to earnings during the first six months of 2001. Of the charge of $10 reported in equity at June 30, 2001, $6, net of income taxes, is expected to be reclassified to earnings over the twelve month period ending June 30, 2002. The actual amount that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first six months in connection with forecasted transactions that were no longer considered probable. At June 30, 2001, the maximum term of derivative instruments that hedge forecasted transactions, excluding those related to payment of variable interest on existing financial instruments, was two years.

          For hedges of recognized assets, liabilities and firm commitments, including intercompany transactions, the ineffective portion was not material. For fair value hedges, the Company excludes the time value component of the derivative in its measurement of effectiveness. Amounts excluded from the measure of effectiveness, reported in earnings for the six months ended June 30, 2001, amounted to less than $1 before income taxes. The impact on earnings from the net fair value adjustments of cross-currency swaps designated as fair value hedges is included in "interest expense" in the Consolidated Statements of Operations.

          In the fourth quarter of 2000, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that shipping and handling costs be excluded from revenues. The Company, to comply with the standard, has reclassified from net sales to cost of products sold $59 and $118 for the quarter and the six months ended June 30, 2000.

C.        Receivables
          -----------

          The Company utilizes receivable securitization agreements in its management of cash flow activities. Agreements were outstanding during the first six months of 2001 in North America and Europe, providing for the accelerated receipt of up to $450 of cash on available receivables. Securitization transactions have been accounted for as sales in accordance with SFAS No. 140. Accordingly, accounts included under outstanding securitization programs have been reflected as a reduction in receivables in the accompanying Consolidated Balance Sheets. Outstanding receivable securitizations at June 30, 2001, December 31, 2000 and June 30, 2000, amounted to $218, $162 and $291, respectively. During the first six months of 2001 and 2000, the Company recorded fees related to the outstanding securitizations amounting to approximately $7 and $5, which amounts have been included in "interest expense" in the Consolidated Statements of Operations.

                         Crown Cork & Seal Company, Inc.



D.        Inventories
          -----------

                     -----------------------------------------------------------

                                                        June 30,    December 31,
                                                          2001         2000
                     -----------------------------------------------------------

                       Finished goods                   $  551        $  530

                       Work in process                     164           165

                       Raw material and supplies           560           593
                                                        ------        ------

                                                        $1,275        $1,288
                                                        ======        ======

   E.     Restructuring
          -------------

          During the first quarter of 2001, the Company provided $4 for the costs associated with the closure of a U.S. food can plant. During the second quarter of 2001, the Company provided $3 for severance costs to close a plant in the U.K. and to reduce headcount in three plants in Africa, resulting in the termination of 130 employees. Also during the first two quarters of 2001, the Company recorded a restructuring credit of $6 for the reversal of severance costs related to a restructuring charge provided during the second quarter of 2000. The Company decided not to pursue certain restructuring activities in its European operations that had been previously approved.

          Remaining balances in the reserves represent contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding write-down of assets which is reflected as a reduction of the related asset account) is included within "accounts payable and accrued liabilities" in the Consolidated Balance Sheets. The components of the restructuring reserve and movements within these components during the first six months of 2001 were as follows:

                                                          Termination       Other Exit       Asset
                                                           Benefits           Costs        Write-downs       Total
                                                           --------         ----------     -----------       -----

         Opening balance............................         $ 24              $  8                           $ 32
         Provision, net ............................        (   2) *              2              1               1
         Payments made..............................        (  13)            (   5)                         (  18)
         Other **...................................        (   1)                                           (   1)
         Transfer against assets....................                                         (   1)          (   1)
                                                             ----              ----           ----            ----
         Closing balance............................         $  8              $  5                           $ 13
                                                             ====              ====           ====            ====

         * Includes reversal of severance of $6, representing headcount of 65 ** Includes translation adjustments

          During the first six months of 2001, payments of $13 were made for the termination of 594 employees, 437 of whom were involved in direct manufacturing operations. Payments of $5 were made for other exit costs, including dismantlement costs, equipment removal and various contractual obligations.

F.        Asset Impairments
          -----------------

          During the second quarter of 2001, the company provided $4 to write-down the value of certain property, plant and equipment whose value was considered to be impaired. The write-downs were required due to (i) the loss of a customer contract in the U.S. plastics operations during the second quarter, (ii) the removal from service of certain machinery in the U.S. and Europe that was operating at inefficient levels, and (iii) the reduced market value of a property held for sale in Europe.

                         Crown Cork & Seal Company, Inc.



G.        Earnings Per Share
          ------------------

          The following table summarizes the basic and diluted earnings per common share computations for the periods ended June 30, 2001 and 2000, respectively:

                                                              2001                                     2000
                                            -------------------------------------    -------------------------------------
                                                             Average                                  Average
         Quarter                              Income         Shares         EPS        Income         Shares         EPS
         -------                            -------------------------------------    -------------------------------------

         Basic EPS                             $ 5            125.6        $ .04       ($ 4)           127.4       ($ .03)

         Potentially dilutive securities:

               Stock options

                                               ---            -----                     ---            -----
         Diluted EPS                           $ 5            125.6        $ .04       ($ 4)           127.4       ($ .03)
                                               ===            =====                     ===            =====



                                                             2001                                      2000
                                            -------------------------------------    -------------------------------------
                                                             Average                                  Average
         Year-to-date                         Income         Shares         EPS        Income         Shares         EPS
         ------------                       -------------------------------------    -------------------------------------

         Net (loss) / income                  ($41)                                     $19
            Less:
             Preferred stock dividends                                                 (  2)
                                               ---                                      ---
         Basic EPS                            ( 41)           125.6       ($ .33)        17            125.7        $ .14
         Potentially dilutive securities:
              Stock options
               Assumed preferred
                  stock conversion
                                               ----           -----                     ---            -----
         Diluted EPS                          ($41)           125.6       ($ .33)       $17            125.7        $ .14
                                               ===            =====                     ===            =====



          Excluded from the computation of diluted earnings per share for the six months ended June 30, 2000 were approximately 2.3 million common share equivalents resulting from the assumed conversion of weighted average outstanding preferred stock. This conversion would have been anti-dilutive.

          Common shares contingently issueable upon the exercise of stock options, amounting to 11.7 million and 7.8 million shares for the quarters ended June 30, 2001 and 2000, and 9.2 million and 7.9 million shares for the six months ended June 30, 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share because the grant prices of the then outstanding options were above the average market price for the related periods.

H.        Supplemental Cash Flow Information
          ----------------------------------

          Cash payments, including prepayments, for interest, net of amounts capitalized, were $260 and $186 during the six months ended June 30, 2001 and 2000, respectively. Cash payments for income taxes amounted to $28 and $27 during the six months ended June 30, 2001 and 2000, respectively.

                         Crown Cork & Seal Company, Inc.



 I.       Segment Information
          -------------------

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

                                                              Quarter ended June 30,
                                                              ----------------------
         2001                    Americas          Europe          Asia-Pacific          Corporate          Total
         ----                    --------          ------          ------------          ---------          -----
         External sales           $ 982            $ 814              $ 82                                 $1,878
         Restructuring and
             asset impairments        3                                                                         3
         Segment income              54               94                 6                ($ 16)              138

         2000
         ----
         External sales           1,007              847                81                                  1,935
         Restructuring and
             asset impairments       10               47                                     20                77
         Segment income              76               57                 6                (  36)              103



                                                                Six months ended June 30,
                                                                -------------------------
         2001                    Americas          Europe          Asia-Pacific          Corporate          Total
         ----                    --------          ------          ------------          ---------          -----
         External sales           $1,825           $1,555             $156                                 $3,536
         Restructuring and
             asset impairments         7          (     2)                                                      5
         Segment income               65              156               11                ($ 43)              189

         2000
         ----
         External sales            1,867            1,615              152                                  3,634
         Restructuring and
             asset impairments        10               47                                    20                77
         Segment income              151              133               12                (  59)              237




          The following table reconciles the Company's segment income to consolidated pre-tax income / (loss):

                                                            Second Quarter Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                             2001          2000            2001           2000
                                                            --------------------           -------------------

         Total segment income                                $138          $103            $189           $237
         Interest expense                                     120            97             235            189
         Interest income                                    (   5)        (   6)          (  11)         (  10)
         Gain on sale of assets                             (   1)                        (   1)
         Translation and exchange adjustments                   3             2               6              2
                                                             ----          ----            ----           ----
         Consolidated pre-tax income / (loss)                $ 21          $ 10           ($ 40)          $ 56
                                                             ====          ====            ====           ====


                         Crown Cork & Seal Company, Inc.



J.        Commitments and Contingent Liabilities
          --------------------------------------

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

K.        Recent Accounting Pronouncements
          --------------------------------

          During July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations. This standard modifies the method of accounting for business combinations entered into after June 30, 2001 and addresses the accounting for intangible assets. All business combinations entered into after June 30, 2001, are accounted for using the purchase method.

          SFAS No. 142, which supercedes APB Opinion No. 17, Intangible Assets, eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. The Company will adopt this standard on January 1, 2002. This standard applies to goodwill and intangible assets arising from transactions completed before and after the date of adoption. Effective January 1, 2002, the Company will cease amortization of goodwill and indefinite-lived intangibles and test for impairment, at least, annually. Management is currently assessing the provisions of both standards and their potential impact on the Company's consolidated results of operations and financial position.

                         Crown Cork & Seal Company, Inc.



                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in millions, except share and employee data)


          Introduction
          ------------

          The following discussion presents management's analysis of the results of operations for the three months ended June 30, 2001, compared to the corresponding period in 2000 and the changes in financial condition and liquidity from December 31, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, along with the consolidated financial statements and related notes included in and referred to within this report.


                             Results of Operations
                             ---------------------

          Net Income and Earnings Per Share
          ---------------------------------

          Net income for the quarter ended June 30, 2001 was $5 or $.04 per share versus a loss of $4 or $.03 per share for the second quarter of 2000. The results for 2001 included an after-tax charge of $2 ($.01 per share) for restructuring and asset impairment costs, as described later in this discussion, and a net after-tax gain below $1 on asset disposals. The results for 2000 included after-tax charges of $36 ($.28 per share) for restructuring costs and $19 ($.15 per share) for asset impairments, as described later in this discussion, and $13 ($.10 per share) for a bad debt provision for a U.S. food can customer. Excluding the charges noted above, earnings per share in the second quarter of 2001 were $.05 versus $.50 in the prior year period. The decrease is due primarily to lower beverage can pricing in North America, reduced U.S. food can volumes, reduced profits in the Company's U.K. operations, lower pension income and increased net interest expense.

          For the six months ended June 30, 2001, net income declined by $58 or $.47 per share to a loss of $41 or $.33 per share from net income of $17 or $.04 per share for the same period in 2000. Included in the results for 2001 was a gain of $4 or $.03 per share for the cumulative effect of a change in accounting for derivatives and hedging activities. Excluding the non-recurring items referred to for the second quarters of 2001 and 2000, as well as the cumulative effect of the change in accounting in 2001, the net loss for 2001 was $40 or $.32 per share as compared to net income of $85 or $.68 per share for the same period in 2000. The decrease in earnings from 2000 for the six months is due primarily to the same factors outlined above for the second quarter of 2001.

          Net Sales
          ---------

          Net sales in the second quarter of $1,878 were $57 or 2.9% below the prior year period. Excluding the effect of foreign currency translation of $65, net sales would have increased $8 compared to the second quarter of 2000. Net sales for the six months ended June 30, 2001 decreased $98 or 2.7% compared to the same period in 2000. The impact of foreign currency translation on net sales for the six months of 2001, when compared to 2000, was $132. Excluding the effect of translation, net sales for 2001 increased $34 or .9% above the 2000 level of $3,634. Sales from U.S. operations accounted for approximately 41% and 42% of consolidated net sales in the second quarter of 2001 and 2000, respectively. Sales of beverage cans and ends accounted for approximately 35% and sales of food cans and ends accounted for approximately 27% of consolidated sales in the second quarter of 2001, as compared to 33% and 28%, respectively, for the same period in 2000.

                         Crown Cork & Seal Company, Inc.


Item 2.   Management's Discussion and Analysis (Continued)


          An analysis of comparative net sales by operating division follows:

                                                   Net Sales                                        Percentage Change
                                ----------------------------------------------                    ----------------------
                                  Second Quarter             Six Months Ended                     Second           Six
                                2001          2000          2001          2000                    Quarter         Months
                                ----          ----          ----          ----                    -------         ------

         Divisions:

         Americas             $  982        $1,007        $1,825        $1,867                     (2.5%)         (2.2%)
         Europe                  814           847         1,555         1,615                     (3.9%)         (3.7%)
         Asia-Pacific             82            81           156           152                      1.2%           2.6%
                              ------        ------        ------        ------
                              $1,878        $1,935        $3,536        $3,634                     (2.9%)         (2.7%)
                              ======        ======        ======        ======




          The decrease in 2001 Americas Division net sales in the second quarter was primarily due to (i) lower selling prices for beverage cans and
          (ii) a 9.6% decrease in food can volumes in North America due to a soft market and the bankruptcy filing by a large customer in the second quarter of 2000. These decreases were partially offset by (i) a 5.6% sales unit volume increase of beverage cans and (ii) increased sales unit volumes of plastic beverage and specialty closures, PET preforms and bottles and across several health and beauty product lines.

          Net sales in the European Division, excluding $55 of unfavorable currency translation, increased $22 or 2.6% in the second quarter versus the prior year period, primarily due to sales unit volume increases of (i) beverage cans across Southern Europe, (ii) food cans in Greece, West Africa and the U.K., (iii) aerosol cans, PET preforms and bottles on a division-wide basis and (iv) the entire line of health and beauty products. These volume increases were partially offset by lower beverage can unit volumes in the U.K. and the Middle East and food can unit volumes in France.

          Net sales in the Asia-Pacific Division increased to $82 as compared to $81 in the second quarter of 2000. Excluding losses of $5 due to currency translation, sales increased $6, primarily due to increased beverage can unit volumes in Malaysia and Singapore. Overcapacity in the Chinese beverage can market continues to put pressure on selling prices.

          Selling and Administrative
          --------------------------

          Selling and administrative expenses were $70 for the second quarter of 2001 as compared to $78 for the same period of the prior year. The decrease in 2001 was due to lower headcounts and foreign currency translation.

          Restructuring and Asset Impairments
          -----------------------------------

          During the second quarter of 2001, the Company provided $3 for severance costs to close a plant in the U.K. and to reduce headcount in three plants in Africa, resulting in the termination of 130 employees. The Company anticipates that these actions will generate
          after-tax   savings  of  approximately  $2  ($.02  per  share)  on  an annualized basis when fully implemented. Also during the second quarter of 2001, the Company recorded a restructuring credit of $4 for the reversal of severance costs related to a restructuring charge provided during the second quarter of 2000. The Company decided not to pursue certain restructuring activities in its European operations that had been previously approved. During the second quarter of 2001, the company provided $4 to write-down certain property, plant and equipment in the U.S. and Europe whose value was considered to be impaired. These restructuring and asset impairment items resulted in a combined charge of $3 ($2 net of tax or $.01 per share) during the second quarter of 2001.

                         Crown Cork & Seal Company, Inc.

          During the second quarter of 2000, the Company provided $51 ($36 after-tax or $.28 per share) for the costs associated with structure modifications in Europe and the closure of three Americas Division plants and $26 ($19 after-tax or $.15 per share) for asset impairments.

          Additional details about the restructuring and asset impairment activity are provided in Notes E and F to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

          Operating Income
          ----------------

          Consolidated operating income was $138 as compared to $103 in the second quarter of 2000. Excluding restructuring and asset impairment charges, operating income in 2001 decreased to $141 from $180 in the second quarter of 2000. Excluding restructuring and asset impairment charges, operating income as a percentage to net sales was 7.5% in 2001 versus 9.3% in 2000.

         An analysis of operating income by division follows:

                                               Operating Income
                                               ----------------
                                 (excluding restructuring and asset impairments)                  Percentage Change
                                  ---------------------------------------------                   -----------------
                                  Second Quarter               Six Months Ended                   Second      Six
                                 2001        2000             2001          2000                  Quarter    Months
                                 ----        ----             ----          ----                  -------    ------

         Divisions:

         Americas                $ 57        $ 86             $ 72          $161                  (33.7%)    (55.3%)
         Europe                    94         104              154           180                  ( 9.6%)    (14.4%)
         Asia-Pacific               6           6               11            12                             ( 8.3%)
         Corporate              (  16)      (  16)           (  43)        (  39)                            (10.3%)
                                 ----        ----             ----          ----
                                 $141        $180             $194          $314                  (21.7%)    (38.2%)
                                 ====        ====             ====          ====



          Americas Division operating income, excluding restructuring and asset impairment charges, was 5.8% of net sales in the second quarter of 2001 as compared to 8.5% for the same period of 2000. Excluding the bad debt provision of $20, second quarter 2000 operating income was 10.5% of net sales. The decrease in operating income in 2001 was primarily due to (i) lower selling prices in the North American beverage can market, (ii) reduced U.S. food can volumes, (iii) lower pension income in the U.S. and (iv) higher energy costs.

          European Division operating income, excluding restructuring and asset impairments, as a percentage of net sales was 11.5% in the second quarter of 2001 as compared to 12.3% in 2000. The decrease in 2001 operating margins was due to (i) cost/price pressure across many operations and (ii) pressure on U.K. selling prices due to the relative weakness of the euro; partially offset by sales unit volume increases across most product lines.

          Asia-Pacific Division operating income of $6 in the second quarter was unchanged from the same period in 2000 as improvements in the Southeast Asian beverage can operations were offset by reduced profits in the Chinese beverage can operations. As a percentage of net sales, Asia-Pacific operating income in the second quarter of 2001 was 7.3% as compared to 7.4% for the same period in 2000.

                         Crown Cork & Seal Company, Inc.


Item 2.   Management's Discussion and Analysis (Continued)

          Net Interest Expense
          --------------------

          Net interest expense increased $24 in the second quarter of 2001 as compared to 2000, primarily due to increased borrowing rates and higher average debt outstanding. During the third and fourth quarters of 2000, the Company's ability to access the commercial paper market was eliminated due to downgrades in its credit ratings. Since that time the Company has funded its operations through its multicurrency credit facility and a new term loan which have higher borrowing rates as compared to commercial paper. The multicurrency credit facility, which was renegotiated in March of 2001, and the new term loan are discussed more fully under Liquidity and Capital Resources.

          Translation and Exchange Adjustments
          ------------------------------------

          The results for the second quarter of 2001 included losses of $2 and $1 in Turkey and Brazil, respectively, in connection with currency devaluations as compared to a loss of $2 in Brazil for the second quarter of 2000.

          Taxes on Income
          ---------------

          The effective tax rate for the second quarter of 2001, excluding non-deductible goodwill amortization of $28, was approximately 29%. The effective tax rate for the same period of 2000, excluding goodwill amortization of $30, was 20%. The lower rate in 2000 was primarily due to (i) the tax impact of the 2000 restructuring program and (ii) the reduction of a previously established valuation allowance of $4 for net operating loss carryforwards in Mexico.

          Minority Interests, Net of Equity Earnings
          ------------------------------------------

          The charge for minority interests, net of equity earnings, was $4 less in the second quarter of 2001 versus the same period in 2000. The reduction in the charge was primarily due to the third quarter 2000 purchase of the minority interests in the Company's Asia Limited subsidiaries.


                        Liquidity and Capital Resources
                        -------------------------------

          Cash from Operations
          --------------------

          Cash of $245 was used by operations in the first six months of 2001 versus $65 over the same period in 2000. The increase was due to reduced operating income and increased interest payments, including prepayments made in connection with the Company's amended and restated multicurrency credit facility and new term loan. These items were partially offset by an improvement in working capital.

          Investing Activities
          --------------------

          Investing activities used cash of $97 in the first six months of 2001 compared to $99 in the prior year period. The slight improvement in investing activities is a result of reduced capital spending, offset by lower proceeds from asset sales and an increase in other investing activities.

          The company is reviewing various strategic alternatives, which could include the sale of assets. The timing of any such sales, the proceeds to be received, and any gain or loss on disposal cannot be determined at this time. Net proceeds received from such dispositions will be used to reduce outstanding debt pursuant to the terms of the Company's multicurrency revolving credit facility, which is referenced below.

                         Crown Cork & Seal Company, Inc.

          Financing Activities
          --------------------

          Financing activities provided cash of $284 in the first half of 2001, an increase of $134 over the prior year period. Increased borrowings were required due to lower operating cash flow, partially offset by the suspension of dividend payments and stock repurchases.

          On  March  2,  2001  the  company  amended  and  restated  its  $2,500 multicurrency revolving credit facility and obtained a new $400 term loan. The amended and restated credit facility bears interest at LIBOR plus 2.5% and the maturity date has been extended to December 8, 2003. The term loan bears interest at LIBOR plus 3.5% and matures February 4, 2002.

          Total debt, net of cash and cash equivalents, was $5,322 at June 30, 2001, an increase above the December 31, 2000 level of $4,967. Total debt, net of cash equivalents, as a percentage to total capitalization was 72.2% at June 30, 2001 as compared to 68.3% at December 31, 2000. Total capitalization is defined as total debt, minority interests and shareholders' equity.

          The increase in total debt, net of cash and cash equivalents, from December 31, 2000 is primarily due to the funding of the seasonal working capital buildup. The increase in total debt as a percentage of total capitalization was also affected by a reduction in shareholder's equity, due to negative currency translation adjustments in the first half of 2001.

          See the section entitled "Liquidity and Capital Resources" in Part II,
          Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for additional information regarding the Company's indebtedness and financial position.

          On March 13, 2001, Standard and Poor's lowered the Company's senior implied rating to BB- from BB and senior unsecured debt rating to B from BB. On April 17, 2001 Moody's lowered the Company's senior implied ratings to B3 from B2 and unsecured ratings to Caa3 from B2. Both agencies assigned a negative outlook.

          Forward Looking Statements
          --------------------------

          Statements included herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, in the "Restructuring and Asset Impairments" and "Investing Activities" sections, and in the discussion of the asbestos matters in Note J to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1:
          "Business"  and Item 3:  "Legal  Proceedings"  and in Part II, Item 7:
          "Management's Discussion and Analysis of Financial Condition and Results of Operations", within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also "forward-looking statements".

          These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

                         Crown Cork & Seal Company, Inc.

          While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other sections contained in the Company's quarterly, annual or other reports filed with the Securities and Exchange Commission ("SEC"), the Company does not intend to review or revise any particular forward-looking statement in light of future events.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          As of June 30, 2001 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                        Crown Cork & Seal Company, Inc.


                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on April 26, 2001. The matters voted upon and the results thereof are set forth in
          Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and such Item 4 is incorporated herein by reference.


Item 5.   Other Information

          On July 26, 2001, the Company announced that Hans J. Loliger, Vice Chairman of Winter Group, Basel, Switzerland was elected to its Board of Directors. This addition has increased the number of directors to ten.

Item 6.   Exhibits and Reports on Form 8-K

          a)      Exhibits

                  10.a. Receivables Purchase Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, among Crown Cork & Seal Receivables (DE) Corporation, as Seller, Crown Cork & Seal Company (USA), Inc., as Servicer, the banks and other financial institutions party thereto, as Purchasers, and Citibank, N. A., as the Agent.

                  10.b. Receivables Contribution and Sale Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, among Crown Cork & Seal Company (USA), Inc., Constar, Inc., Risdon-AMS(USA), Inc., Zeller Plastiks, Inc., and Crown Cork & Seal Canada, Inc., as Sellers, Crown Cork & Seal Receivables (DE) Corporation, as Buyer, and Crown Cork & Seal Company
                          (USA), Inc., as the Buyer's Servicer.

                  10.c. Undertaking Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, made by Crown Cork & Seal Company. Inc., as the Parent, in favor of the Purchasers referred to therein and Citibank,
                          N. A., as Agent.

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



          Date:   August 9, 2001
                  --------------