Form 10-Q
period 2001-09-30
CROWN CORK & SEAL CO INC
filed 2001-11-14
CIK 25890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

215-698-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No   ___

There were 125,654,073 shares of Common Stock outstanding as of October 31, 2001.

Crown Cork & Seal Company, Inc.

FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Cork & Seal Company, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended September 30,	2001	2000

Net sales	$1,985	$2,019

Costs, expenses & other income
Cost of products sold, excluding depreciation and amortization	1,667	1,646
Depreciation	98	96
Amortization	29	29
Selling and administrative expense	79	77
Interest expense	116	102
Interest income	(3)	(5)
Translation and exchange adjustments	3	2

	1,989	1,947

(Loss) / income before income taxes	(4)	72
Provision for income taxes	7	23
Minority interest, net of equity earnings	(2)	(5)

Net (loss) / income	($13)	$44

(Loss) / earnings per average common share
Basic	($.10)	$.35

Diluted	($.10)	$.35

Dividends per common share		$.25

Average common shares outstanding:
Basic	125,653,337	125,788,021
Diluted	125,653,337	125,788,021

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Nine months ended September 30,	2001	2000

Net sales	$5,521	$5,653

Costs, expenses & other income
Cost of products sold, excluding depreciation and amortization	4,605	4,550
Depreciation	288	288
Amortization	87	90
Selling and administrative expense	235	240
Provision for restructuring and asset impairments	5	77
Gain on sale of assets	(1)
Interest expense	351	291
Interest income	(14)	(15)
Translation and exchange adjustments	9	4

	5,565	5,525

(Loss) / income before income taxes and cumulative effect of accounting change	(44)	128

Provision for income taxes	10	50
Minority interest, net of equity earnings	(4)	(15)

Net (loss) / income before cumulative effect of accounting change	(58)	63

Cumulative effect of change in accounting for derivatives and hedging activities, net of tax	4

Net (loss) / income	(54)	63

Preferred stock dividends		2

Net (loss) / income available to common shareholders	($54)	$61

(Loss) / earnings per average common share:
Basic and diluted - before cumulative effect of accounting change	($.46)	$.49

Cumulative effect of accounting change	$.03

Basic and diluted - after cumulative effect of accounting change	($.43)	$.49

Dividends per common share		$.75

Weighted average common shares outstanding:
Basic	125,637,774	125,704,205
Diluted	125,637,774	127,252,357

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability.

Crown Cork & Seal Company, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)

	September 30,	December 31,
	2001	2000
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$346	$382
Receivables	1,337	1,153
Inventories	1,092	1,288
Prepaid expenses and other current assets	112	90

Total current assets	2,887	2,913

Long-term notes and receivables	27	25
Investments	159	142
Goodwill, net of amortization	3,767	3,920
Property, plant and equipment	2,747	2,969
Other non-current assets	1,332	1,190

Total	$10,919	$11,159

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$528	$232
Current maturities of long-term debt	395	68
Accounts payable and accrued liabilities	1,643	1,903
Income taxes payable	62	58

Total current liabilities	2,628	2,261

Long-term debt, excluding current maturities	4,698	5,049
Postretirement and pension liabilities	700	731
Other non-current liabilities	726	814
Minority interests	190	195
Shareholders’ equity	1,977	2,109

Total	$10,919	$11,159

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Nine months ended September 30,	2001	2000

Cash flows from operating activities
Net (loss) / income	($54)	$63
Depreciation and Amortization	375	378
Cumulative effect of accounting change	(4)
Gain on sale of assets	(1)
Provision for restructuring and asset impairments	3	55
Change in other assets and liabilities	(416)	(350)

Net cash (used) / provided by operating activities	(97)	146

Cash flows from investing activities
Capital expenditures	(126)	(170)
Proceeds from sale of property, plant and equipment	9	23
Other, net	(14)	(2)

Net cash used in investing activities	(131)	(149)

Cash flows from financing activities
Proceeds from long-term debt		3
Payments of long-term debt	(49)	(172)
Net change in short-term debt	239	413
Stock repurchased		(49)
Dividends paid		(95)
Acquisition of minority interests		(77)
Common stock issued	4
Minority dividends, net of contributions paid	(5)	(4)

Net cash provided by financing activities	189	19

Effect of exchange rate changes on cash and cash equivalents	3	(27)

Net change in cash and cash equivalents	(36)	(11)

Cash and cash equivalents at beginning of period	382	267

Cash and cash equivalents at end of period	$346	$256

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Comprehensive Income / (loss)		Preferred	Common	Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Stock	Capital	Earnings	Stock	Income / (loss)	Total

Balance at December 31, 2000				$780	$1,596	$994	($151)	($1,110)	$2,109
Net (loss)	($ 13)	($ 54)				(54)			(54)
Translation adjustments	130	(76)						(76)	(76)
Derivatives qualifying as hedges	4	(6)						(6)	(6)

Comprehensive income / (loss)	$121	($136)

Common stock issued					4				4

Balance at September 30, 2001				$780	$1,600	$940	($151)	($1,192)	$1,977

	Comprehensive Income / (loss)		Preferred	Common	Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Stock	Capital	Earnings	Stock	Income / (loss)	Total

Balance at December 31, 1999			$349	$779	$1,317	$1,295	($173)	($676)	$2,891
Net income	$ 44	$ 63				63			63
Translation adjustments	(138)	(306)						(306)	(306)

Comprehensive loss	($ 94)	($243)

Dividends declared:
Common						(94)			(94)
Preferred						(2)			(2)
Stock repurchased					(33)		(16)		(49)
Preference stock conversions			(349)	1	311		37

Balance at September 30, 2000				$780	$1,595	$1,262	($152)	($982)	$2,503

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and employee data)
(Unaudited)

A.	Statement of Information Furnished

The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of September 30, 2001, and the results of its operations and cash flows for the periods ended September 30, 2001 and 2000, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

B.	Accounting Change

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). SFAS 133 requires that the Company recognize all outstanding derivative instruments on the balance sheet at their fair values. The impact on earnings from recognizing these instruments at fair value depends on whether the instruments are designated and qualify as hedges. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings immediately. If the derivative instrument qualifies as a hedge and based on the risk being hedged, changes in the fair value of the derivatives will either be offset against changes in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income (cash flow and net investment hedges). Any ineffective portion of designated hedges is reported in earnings immediately. For cash flow hedges, adjustments to the fair value of the derivative instruments are temporarily reported in other comprehensive income until the related hedged items impact earnings. For hedges of the net investment in foreign operations, fair value adjustments are reported in other comprehensive income as translation adjustments and released to earnings when the investments are disposed. Within the balance sheet, the fair value of the derivatives are reported as current or non-current assets or liabilities consistent with the classification for the hedged items. Within the Consolidated Statements of Cash Flows, cash flows from hedging transactions are classified under the same category as the cash flows of the hedged items.

At January 1, 2001, the Company recorded transition adjustments, the cumulative effect of an accounting change, which resulted in an after-tax credit of $4 to net income and an after-tax charge of $18 to accumulated other comprehensive income in Shareholders’ Equity. The per share credit to earnings was $.03. The ongoing impact on the Company from adoption of this standard will depend on a variety of factors, including interest rates and other market conditions, as well as future interpretive guidance from the Financial Accounting Standards Board (“FASB”), which continues to address implementation issues.

The cumulative effect on earnings and equity was due primarily to net fair value adjustments related to outstanding cross-currency swaps with a combined notional value of $700.

Crown Cork & Seal Company, Inc.

A reconciliation of current period changes, net of applicable income taxes, in “accumulated other comprehensive income” in Shareholders’ Equity, referred to as “Derivatives qualifying as hedges,” follows:

Transition adjustment as of January 1, 2001	($18)

Current period changes in fair value - net	15

Reclassification to earnings - net	(3)

Balance at September 30, 2001	($6)

For hedges of future cash flows (cash flow hedges), which include foreign exchange contracts, cross-currency swaps, and commodity contracts, the ineffective portion was not material and no items were excluded from the measure of effectiveness. During the nine months ended September 30, 2001, a charge of $2 from the transition adjustment of $18 and a credit of $5 from current period changes in fair value were transferred to earnings. Of the charge of $6 reported in equity at September 30, 2001, $4, net of income taxes, is expected to be reclassified to earnings over the twelve month period ending September 30, 2002. The actual amount that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first nine months in connection with forecasted transactions that were no longer considered probable. At September 30, 2001, the maximum term of derivative instruments that hedge forecasted transactions, excluding those related to payment of variable interest on existing financial instruments, was two years. The fair value of derivative instruments designated as cash flow hedges was $53 at September 30, 2001 and was reported in other non-current assets.

For hedges of recognized assets, liabilities and firm commitments, including intercompany transactions, the ineffective portion was not material. For fair value hedges, the Company excludes the time value component of the derivative in its measurement of effectiveness. Amounts excluded from the measure of effectiveness, reported in earnings for the nine months ended September 30, 2001, amounted to less than $1 before income taxes. The impact on earnings from the net fair value adjustments of cross-currency swaps designated as fair value hedges is included in “interest expense” in the Consolidated Statements of Operations. The fair value of derivative instruments designated as fair value hedges was $17 at September 30, 2001 and was reported in other non-current assets.

In the fourth quarter of 2000, the Company adopted EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 requires that shipping and handling costs be excluded from revenues. The Company, to comply with the standard, has reclassified from net sales to cost of products sold $65 and $183 for the quarter and the nine months ended September 30, 2000.

C.	Receivables

The Company utilizes receivable securitization agreements in its management of cash flow activities. Agreements were outstanding during the first nine months of 2001 in North America and Europe, providing for the accelerated receipt of up to $450 of cash on available receivables. Securitization transactions have been accounted for as sales in accordance with SFAS No. 140. Accordingly, accounts included under outstanding securitization programs have been reflected as a reduction in receivables in the accompanying Consolidated Balance Sheets. Outstanding receivable securitizations at September 30, 2001, December 31, 2000 and September 30, 2000, amounted to $277, $162 and $392, respectively. During the first nine months of 2001 and 2000, the Company recorded fees related to the outstanding securitizations amounting to approximately $11, which amounts have been included in “interest expense” in the Consolidated Statements of Operations.

Crown Cork & Seal Company, Inc.

D.	Inventories

	September 30,	December 31,
	2001	2000

Finished goods	$ 432	$ 530
Work in process	148	165
Raw material and supplies	512	593

	$1,092	$1,288

E.	Debt and Liquidity

At September 30, 2001, the Company had $2.7 billion of senior secured bank debt and $2.6 billion of notes. The Company is obligated to pay $400 million of the bank debt on February 4, 2002 and the balance of the bank debt is due December 8, 2003. The Company is also obligated to pay $350 million of notes on September 1, 2002, $200 million on April 15, 2003, and $400 million on December 15, 2003.

In order to meet its short-term obligations, improve its financial position, and enhance its ability to refinance the bank debt due in December, 2003, the Company is reviewing various strategies. Such strategies include refinancing, selected asset dispositions and restructuring the terms of the Company’s debt, including the possible extension of maturities. The Company’s ability to continue to satisfy its cash requirements is contingent upon the successful implementation of these strategies. However, there can be no assurance that the Company will be able to successfully refinance or restructure its debt or complete asset sales on a timely basis or on favorable terms.

F.	Restructuring

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

Remaining balances in the reserves represent contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding write-down of assets which is reflected as a reduction of the related asset account) is included within “accounts payable and accrued liabilities” in the Consolidated Balance Sheets. The components of the restructuring reserve and movements within these components during the first nine months of 2001 were as follows:

	Termination		Other Exit	Asset
	Benefits		Costs	Write-downs	Total

Opening balance	$24		$ 8		$32
Provisions, net	( 2	) *	2	$ 1	1
Payments made	(16)		(5)		(21)
Other **	(2)				(2)
Transfer against assets				(1)	(1)

Closing balance	$ 4		$ 5		$ 9

* Includes reversal of severance of $6, representing headcount of 65
** Includes translation adjustments

Crown Cork & Seal Company, Inc.

During the first nine months of 2001, payments of $16 were made for the termination of 604 employees, 445 of whom were involved in direct manufacturing operations. Payments of $5 were made for other exit costs, including dismantlement costs, equipment removal and various contractual obligations.

G.	Asset Impairments

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

H.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended September 30, 2001 and 2000, respectively:

	2001			2000

	Income / Average			Income / Average
Quarter	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Basic EPS	($ 13)	125.7	($ .10)	$ 44	125.8	$ .35

Potentially dilutive securities:
Stock options

Diluted EPS	($ 13)	125.7	($ .10)	$ 44	125.8	$ .35

	2001			2000

	Income / Average			Income / Average
Year-to-date	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Net (loss) / Income	($ 54)			$ 63
Less:
Preferred stock dividends				(2)

Basic EPS	(54)	125.6	($ .43)	61	125.7	$ .49

Potentially dilutive securities:
Stock options
Assumed preferred
stock conversion

Diluted EPS	($ 54)	125.6	($ .43)	$ 61	125.7	$ .49

Excluded from the computation of diluted earnings per share for the nine months ended September 30, 2000 were approximately 1.5 million common share equivalents resulting from the assumed conversion of weighted average outstanding preferred stock. This conversion would have been anti-dilutive.

Crown Cork & Seal Company, Inc.

Common shares contingently issueable upon the exercise of stock options, amounting to 13.2 million and 7.6 million shares for the quarters ended September 30, 2001 and 2000, and 9.2 million and 7.8 million shares for the nine months ended September 30, 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share because the grant prices of the then outstanding options were above the average market price for the related periods.

I.	Supplemental Cash Flow Information

Cash payments for interest, including prepayments and net of amounts capitalized, were $332 and $239 during the nine months ended September 30, 2001 and 2001, respectively. Cash payments for income taxes amounted to $44 and $31 during the nine months ended September 30, 2001 and 2000, respectively.

J.	Segment Information

The Company maintains three operating segments, defined geographically: Americas, Europe and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarter costs. Divisional headquarters’ costs are maintained within the operating segments. The interim segment information is as follows:

Quarter ended September 30,

2001	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$ 988	$912	$85		$1,985
Segment income / (loss)	45	82	8	($23)	112

2000

External sales	1,025	911	83		2,019
Segment income / (loss)	69	118	7	(23)	171

Nine months ended September 30,

2001	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$2,813	$2,467	$241		$5,521
Restructuring and asset impairments	7	(2)			5
Segment income / (loss)	110	238	19	($66)	301

2000

External sales	2,892	2,526	235		5,653
Restructuring and asset impairments	10	47		20	77
Segment income / (loss)	220	251	19	(82)	408

Crown Cork & Seal Company, Inc.

The following table reconciles the Company’s segment income to consolidated pre-tax (loss) / income:

	Third Quarter Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Total segment income	$112	$171	$301	$408
Interest expense	116	102	351	291
Interest income	(3)	(5)	(14)	(15)
Gain on sale of assets			(1)
Translation and exchange adjustments	3	2	9	4

Consolidated pre-tax (loss) / income	($ 4)	$ 72	($ 44)	$128

K.	Commitments and Contingent Liabilities

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

The Company’s accrual of $420 recorded at December 31, 2000 for asbestos claims constituted management's best estimate at that time of such costs for pending and future claims that were probable and estimable. At September 30, 2001 the accrual was $332 as a result of $88 of payments made during the first nine months of 2001 for asbestos litigation. The $88 of payments includes amounts paid for claims that were settled in previous years and does not include amounts committed to be paid in the future. As of September 30, 2001, the Company has committed to pay approximately $72 in future periods to settle asbestos claims. The Company cautions, however, that while it continues to review and analyze its claim experience, its estimate of the ultimate liability may be influenced by changes in the litigation environment and other factors which may vary as claims are filed and settled or otherwise disposed of. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the financial condition, operating results or cash flows in future periods. While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position.

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

Crown Cork & Seal Company, Inc.

L.	Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The standard also replaces the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The standard establishes a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The standard also eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This standard is effective January, 1, 2002, concurrent with SFAS No. 142. Management is currently assessing the provisions of SFAS No. 144 and its potential impact on the Company's consolidated results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard establishes accounting guidelines for the recognition and measurement of tangible long-lived asset retirement obligations and their associated asset retirement costs. The standard is effective January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

Additionally, in June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supercedes APB Opinion No. 16, “Business Combinations.” This standard, which is effective July 1, 2001, modifies the method of accounting for business combinations entered into after June 30, 2001 and addresses the accounting for intangible assets. All business combinations entered into after June 30, 2001, are accounted for using the purchase method. The Company does not expect any material impact on its consolidated financial statements from the adoption of SFAS 141.

SFAS No. 142 is effective January 1, 2002. SFAS No. 142 will require that goodwill no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the new impairment testing provisions outlined in the standard. At September 30, 2001, unamortized goodwill was $3,767. Annual goodwill amortization expense was $116 in 2000 and is estimated at approximately $113 for 2001. The Company continues to evaluate whether any transitional impairment losses will be recognized as the cumulative effect of a change in accounting principle.

Crown Cork & Seal Company, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share and employee data)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2001, compared to the corresponding periods in 2000 and the changes in financial condition and liquidity from December 31, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, along with the consolidated financial statements and related notes included in and referred to within this report.

Results of Operations

Net Income and Earnings Per Share

A net loss of $13 or $.10 per share was reported for the quarter ended September 30, 2001 compared to net income of $44 or $.35 per share for the third quarter of 2000. The decrease was due primarily to (i) depressed pricing across many product lines, (ii) lower food can sales volumes in the U.S., (iii) higher net interest costs, (iv) lower non-cash pension income, and (v) lower fixed cost absorption resulting from the Company's working capital reduction initiative.

For the nine months ended September 30, 2001, net income declined by $115 or $.92 per share to a loss of $54 or $.43 per share from net income of $61 or $.49 per share for the same period in 2000. Included in the results for 2001 was a gain of $4 or $.03 per share for the cumulative effect of a change in accounting for derivatives and hedging activities. The results for 2001 also included an after-tax charge of $3 ($.02 per share) for restructuring and asset impairment costs, as described later in this discussion. The results for 2000 included after-tax charges of $36 ($.29 per share) for restructuring costs and $19 ($.15 per share) for asset impairments, as described later in this discussion, and $13 ($.10 per share) for a bad debt provision for a U.S. food can customer. Excluding the non-recurring items referred to for 2001 and 2000, as well as the cumulative effect of the change in accounting in 2001, the net loss for 2001 was $55 or $.44 per share as compared to net income of $129 or $1.03 per share for the same period in 2000. The decrease in earnings from 2000 for the nine months was due primarily to (i) the impact of competitive pricing across many product lines, (ii) lower food can volumes in the U.S., (iii) higher net interest costs, and (iv) lower non-cash pension income.

Net Sales

Net sales in the third quarter of $1,985 were $34 or 1.7% below the prior year. Excluding the effect of foreign currency translation of $28, net sales would have decreased $6 compared to the third quarter of 2000. While the euro and sterling have strengthened against the U.S. dollar recently, average exchange rates in the third quarter were approximately 6.0% and 7.0%, respectively, below the same period of 2000. Net sales for the nine months ended September 30, 2001 decreased $132 or 2.3% compared to the same period in 2000. The impact of foreign currency translation on net sales for the nine months of 2001, when compared to 2000, was a decrease of $160. Excluding the effect of translation, net sales for the nine months of 2001 increased $28 or .5% above 2000 sales of $5,653. Sales in the third quarter of 2001 from U.S. operations declined 3.8% and those from non-U.S. operations declined .3%, with U.S. sales accounting for 40.0% of consolidated net sales compared to 40.9% for the same period in 2000. Sales of beverage cans and ends accounted for 31.9% and sales of food cans and ends accounted for 31.2% of consolidated sales in the third quarter of 2001, as compared to 31.4% and 32.6%, respectively, for the same period in 2000.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of comparative net sales by operating division follows:

	Net Sales				Percentage Change

	Third Quarter		Nine Months Ended		Third		Nine
	2001	2000	2001	2000	Quarter		Months

Divisions:

Americas	$ 988	$1,025	$2,813	$2,892	(3.6%	)	(2.7%	)
Europe	912	911	2,467	2,526.1%			(2.3%	)
Asia-Pacific	85	83	241	235	2.4%		2.6%

	$1,985	$2,019	$5,521	$5,653	(1.7%	)	(2.3%	)

The decrease in net sales for the third quarter within the Americas Division was due primarily to (i) lower selling prices for beverage cans in North America and (ii) a 7.1% decrease in food can sales volumes in North America, due to soft market conditions and the bankruptcy filing by a large customer during the second quarter of 2000. These decreases were offset, in part, by a 1.0% increase in North American beverage can sales volume, and increased PET bottle and beverage and specialty plastic closure sales volume.

Net sales in the European Division, excluding unfavorable currency translation adjustments of $19, increased $20 or 2.2% in the third quarter compared to a year earlier. The increase was due primarily to sales volume increases of (i) beverage cans in southern Europe, and (ii) aerosol cans, PET preforms and bottles, and health and beauty products across all operations.

Net sales in the Asia-Pacific Division increased by $2 or 2.4% in the third quarter compared to the same period in 2000. Excluding the impact of currency translation of $3, sales increased $5 or 6.0% primarily due to increased beverage can sales volumes throughout southeast Asia. Overcapacity in the Chinese beverage can market continues to put pressure on selling prices.

Selling and Administrative

Selling and administrative expenses in the third quarter of 2001 were $79, an increase of $2 or 2.6% above the prior year level of $77. Selling and administrative expenses for the nine months ended September 30, 2001 decreased $5 or 2.1% to $235 from $240 a year earlier. The decrease to date was due to lower headcounts and the impact of currency translation. As a percentage of net sales, selling and administrative expenses were 4.0% and 4.3% for the quarter and year-to-date ended September 30, 2001 compared to 3.8% and 4.3%, respectively, for the same periods in 2000.

Restructuring and Asset Impairments

During the first nine months of 2001, the Company reported restructuring and asset impairment charges of $5 compared to $77 for the same period in 2000. Restructuring charges of $7 were provided for the costs associated with the closures of a food can plant in the U.S. and a plant in the U.K., along with headcount reductions in three plants in Africa offset, in part, by a credit of $6 for the reversal of severance costs related to a restructuring charge provided during the second quarter of 2000. The Company also provided $4 to write-down the value of certain property, plant and equipment in the U.S. and Europe whose value was considered to be impaired.

During the first nine months of 2000, the Company provided $51 ($36 after-tax or $.29 per share) for the costs associated with structure modifications in Europe and the closure of three Americas Division plants and $26 ($19 after-tax or $.15 per share) for asset impairments.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Additional details about the restructuring and asset impairment activity are provided in Notes E and F to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Income

Consolidated operating income was $112 as compared to $171 in the third quarter of 2000. Operating income as a percentage to net sales was 5.6% in 2001 versus 8.5% in 2000.

An analysis of operating income by division follows:

	Operating Income / (Loss)
	(excluding restructuring and asset impairments)				Percentage Change

	Third Quarter		Nine Months Ended		Third		Nine
	2001	2000	2001	2000	Quarter		Months

Divisions:

Americas	$ 45	$ 69	$117	$230	(34.8%	)	(49.1%	)
Europe	82	118	236	298	(30.5%	)	(20.8%	)
Asia-Pacific	8	7	19	19	14.3%
Corporate	(23)	(23)	(66)	(62)			( 6.5%	)

	$112	$171	$306	$485	(34.5%	)	(36.9%	)

Operating income for the Americas Division was 4.6% of net sales in the third quarter of 2001 as compared to 6.7% for the same period in 2000. The decrease in operating income was due primarily to (i) lower selling prices in the North American beverage can market, (ii) reduced U.S. food can sales volumes, and (iii) increased pension expense due to lower returns on pension assets. The decrease was offset, in part, by increased sales volumes for (i) beverage cans in North America, and (ii) PET bottles and beverage and specialty plastic closures in the U.S.

European Division operating income as a percentage of net sales was 9.0% in the third quarter of 2001 compared to 13.0% for the same period in 2000. The decrease in operating margins was primarily due to cost/price pressures across many operations.

Operating income for the Asia-Pacific Division was $8 in the third quarter of 2001, an increase of $1 or 14.3% above $7 for the same period in 2000. As a percentage of net sales, operating income improved to 9.4% in 2001 from 8.4% in 2000. The improvement resulted from strong demand for beverage cans throughout southeast Asia.

Net Interest Expense

Net interest expense increased $16 in the third quarter of 2001 as compared to 2000, primarily due to increased interest rates and higher average debt outstanding. During the third and fourth quarters of 2000, the Company’s ability to access the commercial paper market was eliminated due to downgrades in its credit ratings. Since that time the Company has funded its operations through its multicurrency credit facility and a new term loan which have higher borrowing rates as compared to commercial paper. The multicurrency facility, which was renegotiated in March of 2001, and the new term loan are discussed more fully under Liquidity and Capital Resources.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Translation and Exchange Adjustments

The results for the third quarter of 2001 included losses of $2 and $1 in Brazil and Turkey, respectively, in connection with currency devaluations as compared to losses of $1 for both Brazil and Turkey for the third quarter of 2000.

Taxes on Income

The effective tax rate for the third quarter of 2001, excluding non-deductible goodwill amortization of $28, was approximately 29%. The effective tax rate for the same period of 2000, excluding goodwill amortization of $28, was 23%. The lower rate in 2000 was primarily due to a net credit of $3 recorded in connection with the release of certain tax contingencies offset, in part, by charges to increase the valuation allowance for certain deferred tax assets.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, was $3 less in the third quarter of 2001 versus the same period in 2000. The reduction in the charge was primarily due to the third quarter 2000 purchase of the minority interests in the Company's Asia Limited subsidiaries.

Liquidity and Capital Resources

Cash from Operations

Cash of $97 was used by operations in the first nine months of 2001 versus cash provided of $146 over the same period in 2000. The decline in cash flow from operations was due to reduced operating income and increased interest payments, including prepayments made in connection with the Company’s amended and restated multicurrency credit facility and new term loan. These items were partially offset by an improvement in working capital.

Cash used by operations includes $88 of payments made during the first nine months of 2001 for asbestos litigation. The Company expects total asbestos-related payments to range from $100 to $110 for the full year 2001. However, there can be no assurance regarding the amounts that ultimately will be paid.

The Company will be required to contribute approximately $85 to fund U.S. pension plans in 2001 and may have to contribute additional amounts to fund U.S. pension plans in subsequent years.

Investing Activities

Investing activities used cash of $131 in the first nine months of 2001 compared to $149 in the prior year period. The improvement in investing activities is a result of reduced capital spending, offset by lower proceeds from asset sales and an increase in other investing activities.

Financing Activities

Financing activities provided cash of $189 in the first nine months of 2001, an increase of $170 over the prior year period. Increased borrowings were required due to lower operating cash flow, partially offset by the suspension of dividend payments and stock repurchases.

On March 2, 2001 the Company amended and restated its $2,500 multicurrency revolving credit facility and obtained a new $400 term loan. The amended and restated credit facility bears interest at LIBOR plus 2.5% and the maturity date has been extended to December 8, 2003. The term loan bears interest at LIBOR plus 3.5% and matures February 4, 2002.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Total debt, net of cash and cash equivalents was $5,275 at September 30, 2001, an increase above the December 31, 2000 level of $4,967. Total debt, net of cash and cash equivalents, as a percentage to total capitalization was 70.9% at September 30, 2001 as compared to 68.3% at December 31, 2000. Total capitalization is defined as total debt, minority interests and shareholders’ equity.

The increase in total debt, net of cash and cash equivalents, from December 31, 2000 is primarily due to the funding of the seasonal working capital buildup. The increase in total debt as a percentage of total capitalization was also affected by a reduction in shareholders’ equity, due to net losses and negative currency translation adjustments in the first nine months of 2001.

At September 30, 2001, the Company had $2.7 billion of senior secured bank debt and $2.6 billion of notes. The Company is obligated to pay $400 million of the bank debt on February 4, 2002 and the balance of the bank debt is due December 8, 2003. The Company is also obligated to pay $350 million of notes on September 1, 2002, $200 million on April 15, 2003, and $400 million on December 15, 2003.

In order to meet its short-term obligations, improve its financial position, and enhance its ability to refinance the bank debt due in December, 2003, the Company is reviewing various strategies. Such strategies include refinancing, selected asset dispositions and restructuring the terms of the Company’s debt, including the possible extension of maturities. The Company’s ability to continue to satisfy its cash requirements is contingent upon the successful implementation of these strategies. However, there can be no assurance that the Company will be able to successfully refinance or restructure its debt or complete asset sales on a timely basis or on favorable terms.

See the section entitled "Liquidity and Capital Resources" in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for additional information regarding the Company’s indebtedness and financial position.

On November 13, 2001, Standard and Poor’s lowered the Company’s corporate credit rating from BB- to B- and its senior unsecured debt rating from B to CCC. The rating agency has placed the Company’s debt ratings on credit watch with negative implications. Moody’s current senior implied ratings are B3 and its unsecured ratings are Caa3. This agency has also assigned a negative outlook.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Restructuring and Asset Impairments” and “Investing Activities” sections, and the discussion of the asbestos matters in Note K to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2000, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make other oral or written statements which are also “forward-looking statements.”

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Item 2.	Management’s Discussion and Analysis (Continued)

While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company’s quarterly, annual or other reports filed with the Securities and Exchange Commission (“SEC”), the Company does not intend to review or revise any particular forward-looking statement in light of future events.

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 within Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2001 there have been no material changes in the Company’s market risk exposure as described in Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Crown Cork & Seal Company, Inc.

PART II - OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

None.

b)	Reports on Form 8-K

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

Date:  November 14, 2001