Form 10-K
period 2001-12-31
CROWN CORK & SEAL CO INC
filed 2002-03-28
CIK 25890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 2001
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from __________ to __________

Commission file number 1-2227
Crown Cork & Seal Company, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1526444
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 215-698-5100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
7 1/8% Notes due 2002	New York Stock Exchange
Guarantees of 6 3/4% Notes Due 2003	New York Stock Exchange
Guarantees of 6 3/4% Notes Due 2003	New York Stock Exchange
Guarantees of 7% Notes due 2006	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange

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

Yes  X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 12, 2002, 125,758,450 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $993,491,755.

DOCUMENTS INCORPORATED BY REFERENCE

Notice of Annual Meeting and Proxy Statement dated March 22, 2002 is incorporated by Reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.

Crown Cork & Seal Company, Inc.

2001 FORM 10-K ANNUAL REPORT

Crown Cork & Seal Company, Inc.

PART I

ITEM 1. BUSINESS

GENERAL

Crown Cork & Seal Company, Inc. (the “Company” and the “Registrant”) is engaged in the manufacture and sale of rigid metal and plastic packaging, including metal and plastic closures. Consolidated net sales in 2001 were $7.2 billion with 60% of 2001 net sales derived from operations outside the United States, of which approximately 69% of these non-U.S. revenues were derived from operations in Europe. The Company currently operates 208 plants, along with sales and service facilities in 45 countries and employs approximately 33,000 people.

The Company’s products include steel and aluminum cans for food, beverage, brewing, household and other consumer products; plastic containers for beverage, processed food (human and pet), household and other products; metal and plastic packaging products for health and beauty care applications including cosmetics and fragrances; metal specialty, promotional and industrial packaging products; a wide variety of metal and plastic caps, crowns, closures, dispensing systems; and canmaking equipment.

The Company has achieved a global presence through past acquisitions that it believes will enable it to grow its business with multinational customers, to take advantage of rapidly growing markets and to leverage its technology on a global basis. The Company also believes that global operations help to insulate the Company from periodic market specific dislocations in certain countries or on certain continents.

Recent liquidity restrictions have resulted in the Company pursuing certain strategies to meet its short-term and long-term obligations. One of these strategies is the sale of assets. In January, 2002, the Company sold its U.S. fragrance pumps business to Rexam PLC. In February, 2002, the Company sold its 15% shareholding in Crown Nampak (Pty) Limited in South Africa to Nampak Ltd. and agreed to sell certain other interests in Africa to Nampak Ltd. Completion of the sale of the other African interests, which is expected in the second quarter of 2002, is subject to the conclusion of satisfactory due diligence and execution of a definitive agreement. Net proceeds from the completed sales were used to repay a portion of short-term bank debt due in February, 2002. In March 2002, the Company announced its intention to sell its pharmaceutical packaging business in Europe to a company backed by HSBC Private Equity Limited. The contemplated transaction is, among other things, subject to consultation with the relevant workers' representatives, regulatory approval and execution of a definitive agreement.

Information about the Company’s acquisitions, investments and divestitures over the most recent three years appears in Part II within Item 8 of this Report on pages 37 and 38 under Note J to the consolidated financial statements, which information is incorporated herein by reference .

Rigid packaging is capital intensive, requiring significant investments in tools and machinery. In recent years the Company has reduced capital spending to dedicate more of its operating cash flow to reducing its debt. The Company, to maximize its utilization of capital investments, plans to continue capital expenditure programs designed to take advantage of technological developments which enhance productivity and contain costs, as well as those that provide growth opportunities. Four of these growth opportunities are in the development of shaped beverage cans, the SuperEnd™ for beverage cans, the next generation of easy-open steel food can ends, called EOLE III, and advanced hot-fill technology for PET in juice applications.

The Company was founded in 1892 and is a Pennsylvania Corporation.

Crown Cork & Seal Company, Inc.

Financial information concerning the Company’s operations in its three operating segments, Americas, Europe and Asia-Pacific, and within selected geographic areas is set forth later in this section on pages 4 through 6 under “Operating Segments”, in Part II herein on pages 12 through 13 under “Net Sales” and pages 13 and 14 under “Operating Income” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and within Item 8 herein on pages 54 through 56 under Note X to the consolidated financial statements entitled “Segment Information”, which information is incorporated herein by reference.

DISTRIBUTION

As of December 31, 2001, the Company’s products were manufactured in 61 plants within the United States and 147 plants outside the U.S. The Company markets and sells products to customers through its own sales and marketing staff located centrally within each operating segment (division). Regional sales personnel support the segments’ sales staffs. The majority of the Company’s sales are to companies that have leading market positions in the packaged food, beverage, aerosol, health and beauty and specialty packaging businesses. Contracts with global suppliers are centrally negotiated, although products are ordered through and distributed directly by each plant. Facilities are generally located in proximity to major customers. The Company maintains continuous contact with customers in order to develop new business and to extend the terms of its existing contracts. The Company strives to be responsive to its customers’ quality, innovation and promotional requirements.

As is the practice in the packaging industry, most customers provide the Company with quarterly or annual estimates of product requirements along with related quantities pursuant to which periodic commitments are given. Such estimates assist the Company in managing production and controlling working capital requirements. The Company schedules its production to meet customer requirements. Because the production time for the Company’s products is short, any backlog of customer orders in relation to overall sales is immaterial.

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

In each of the years in the period 1999 through 2001, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment. Major customers include such companies as Coca-Cola (“Coke”), Pepsi-Cola (“Pepsi”), Cott Beverages, Cadbury Schweppes, Anheuser-Busch, Mars, Nestle, Unilever and S.C. Johnson, along with other leading companies which manufacture and market a variety of consumer products. In addition to sales to Coke and Pepsi, the Company also supplies independent licensees of Coke and Pepsi.

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

The Company expended $40 million in 2001, $41 million in 2000 and $52 million in 1999 on RD&E activities. These activities are expected to improve and expand the Company’s product lines in the future. Expenditures were also made to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties, such as material strength. The costs incurred were associated with a number of products in varying stages of development. The reduction in RD&E expenditures in 2001 and 2000 was primarily the result of a fifteen-percent decline in headcount from 1999, due primarily to the reorganization of worldwide research and development functions.

MATERIALS

The Company continues to pursue strategies in an effort to source its raw materials with increasing effectiveness. The raw materials used in the manufacture of the Company’s products are primarily aluminum and tinplate for metals packaging, and various types of resins, which are petrochemical derivatives, for plastics packaging. These materials are generally available from several sources. The Company has secured what it considers adequate supplies of raw materials but there can be no assurance that sufficient quantities will be available in the future. The Company may be subject to adverse price fluctuations when purchasing such raw materials. There can be no assurance that the Company will be able to recover fully any increases in raw material costs from its customers. The price of steel has been historically more stable and has not been subject to the same volatility as aluminum and resin. In response to the variability of aluminum and resin prices, ongoing productivity and cost reduction efforts in recent years have focused on improving raw material cost management as a key component.

The Company’s manufacturing facilities are dependent, in varying degrees, upon the availability of processed energy, such as natural gas and electricity. Certain of these energy sources may become difficult or impossible to obtain on acceptable terms due to external factors, and the Company cannot predict the effects, if any, of such occurrences on its future operations.

SEASONALITY

Food packaging products accounted for $2.1 billion or approximately 29% of 2001 consolidated net sales. Sales and earnings for food cans have historically been higher in the third quarter of the year due to the agricultural harvest.

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

ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry. Anticipated future restrictions in some jurisdictions on the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process

Crown Cork & Seal Company, Inc.

modifications. The Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. While the Company does not believe that any of the foregoing matters are likely to have a material effect, there can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Further discussion of the Company’s environmental matters is contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report on pages 21 and 22 under the caption “Environmental Matters”, which is incorporated herein by reference.

WORKING CAPITAL

During 2000, through several downgrades in credit ratings from Moody’s Investor Services and Standard & Poor’s Ratings Service, the Company’s ability to access the commercial paper market was eliminated and funding of working capital was then primarily provided by the Company’s multicurrency revolving credit facility. The credit facility, as amended and restated, matures in December 2003. Further information relating to the Company’s liquidity and capital resources is set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report on pages 18 and 19 under the caption “Liquidity and Capital Resources” and within Item 8 herein on pages 45 and 46 under Note S to the consolidated financial statements, which is incorporated herein by reference.

Collection and payment periods tend to be longer for the Company’s operations located outside the U.S. due to local business practices. In general, the working capital practices followed by the Company are typical of the businesses in which it operates.

EMPLOYEES

At December 31, 2001, the Company employed 33,046 people. Collective bargaining agreements with varying terms and expiration dates covers a significant number of the Company’s employees.

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

Global marketers continue to demand the consolidation of their supplier base under long-term arrangements and to qualify suppliers on the basis of their ability to provide service globally and to create innovative designs and technologies in a cost-effective manner. The Company is a geographically diversified packaging company, with significant operations in North America and Europe.

The Company believes that price, quality, customer service and manufacturing overcapacity are the principal competitive factors affecting its business. The Company encounters competition from a number of companies offering similar products.

Ongoing productivity improvement and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and to phase out non-competitive

Crown Cork & Seal Company, Inc.

facilities. These actions reflect the Company’s continued commitment to realign the manufacturing facilities within its operating segments with the intent to maintain its competitive position within those markets. The Company believes that its recent restructuring and capital investment programs have established a modern and efficient asset base. The Company continually reviews its operations and frequently evaluates strategic opportunities, such as, acquisitions, divestitures and joint ventures. Further discussion of the Company’s recent restructuring actions and divestitures is contained in Part II hereof within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15 and 16 under “Provision for Restructuring” and within Item 8 herein on pages 37 and 38 under Note J and on page 40 under Note M to the consolidated financial statements, which is incorporated herein by reference.

The Company’s basic raw materials for its products are tinplate, aluminum and resins. Generally, these materials are obtained from the major suppliers in the countries within which the Company operates plants. Some plants in less-developed countries, which do not have local mills, obtain their raw materials from nearby more-developed countries. In 2001, consumption of tinplate, aluminum and resin represented 23.1%, 22.6%, and 5.9%, respectively, of consolidated cost of products sold. Although sufficient quantities of raw materials have been available in the past, there can be no assurance that sufficient quantities will be available in the future. Supplier consolidations and recent government regulations provide additional uncertainty as to the level of prices at which the Company might be able to source those materials in the future.

AMERICAS

For 2001, the Company’s Americas segment had net sales of $3.7 billion (approximately 51% of consolidated net sales) and operating income of $69 million. Excluding the provisions for restructuring and asset impairments, Americas operating income in 2001 was $107 million. Approximately 79% of Americas segment sales are derived from within the United States. The Americas segment manufactures beverage, food and aerosol cans, specialty packaging, PET and HDPE plastic containers, metal and plastic closures and health and beauty care packaging.

The Company, based on sales, is one of three leading producers of aluminum beverage cans and ends within the Americas. Sales dollars for aluminum beverage cans and ends in 2001 decreased from 2000 due primarily to lower selling prices in the North American beverage can market. Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The beverage can competes with bottles made from glass and plastic. The Company continues to reduce can and end diameter, lightweight its cans, reduce non-metal costs and restructure production processes. The Company has also redeployed excess beverage can capacity in North America to emerging markets, and to a lesser extent, retrofitted to produce two-piece food cans.

Sales for food cans and ends in 2001 decreased from 2000 due primarily to reduced volumes due to soft market conditions in North America and the bankruptcy of a large food can customer in 2000.

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

Plastic products continue to represent an increasing portion of Americas segment dollar sales. Typically, the Company identifies market opportunities by working cooperatively with

Crown Cork & Seal Company, Inc.

customers and implementing related commercial programs. While PET beverage containers compete against metal and glass containers, the historical increase in PET’s share of the market has come primarily at the expense of glass containers and through new market introductions. The Company believes that it will capitalize on conversions to plastic from other forms of packaging and new markets through its technical expertise, quality reputation and customer service. The Company also believes that its plastic container plant sites are strategically located and sized to meet market requirements.

At December 31, 2001, the Company operated 87 plants and employed approximately 11,000 persons in the Americas.

EUROPE

The European segment had net sales of $3.2 billion (45% of consolidated net sales) in 2001 and operating income of $48 million. Excluding the provisions for restructuring and asset impairments, operating income was $266 million. Net sales in the United Kingdom of $834 million and France of $657 million represented approximately 26% and 21%, respectively, of segment net sales. The European segment manufactures beverage, food and aerosol cans, specialty packaging, vacuum closures, crowns, canmaking equipment, PET and HDPE containers, plastic closures and health and beauty care packaging.

The Company, based on sales, is one of the leading producers of steel and aluminum food cans and ends within the European segment. Sales for steel and aluminum food cans and ends decreased in 2001 from 2000 due to lower sales unit volumes, primarily in France, the United Kingdom and Germany and the pass through of lower raw material costs, partially offset by volume gains in Greece, Central and Eastern Europe and Africa.

At December 31, 2001, the Company operated 104 plants and employed approximately 19,000 persons throughout the European segment.

Discussion of the Company’s European restructuring activities is contained in Part II hereof within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15 and 16 under “Provision for Restructuring” and within Item 8 of this Report on page 40 under Note M to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

ASIA —PACIFIC

The Asia-Pacific segment had net sales of $321 million (approximately 4% of consolidated net sales in 2001) and operating income, before provision for asset impairments, of $27 million. While below reportable segment thresholds, the Company has defined Asia-Pacific as a reportable segment as this segment is a separate operating division within the Company. The Company reviews results of operations and allocates resources to Asia-Pacific separately from its other operating divisions. The Asia-Pacific segment manufactures aluminum beer and beverage cans, steel food cans, PET beverage bottles, plastic closures for beverage, food, household products and personal care applications and metal crowns and closures for beverage and food products.

During 2001, three customers, combined, accounted for approximately 23% of segment net sales.

At December 31, 2001, the Company operated 17 plants and employed approximately 2,300 persons throughout the Asia-Pacific segment.

Crown Cork & Seal Company, Inc.

ITEM 2. PROPERTIES

As of December 31, 2001, Crown Cork & Seal Company, Inc. and its worldwide-consolidated subsidiaries operated 208 manufacturing facilities. Within the United States there are 61 manufacturing facilities. The Company has three operating segments, defined geographically, within which it manufactures and markets its products.

The geographic breakdown of the Company’s manufacturing facilities is as follows:

Geographic Area*	Americas	Europe	Asia-Pacific	No. of Plants	No. Leased

United States	61			61	22
Canada	11			11
Central America	8			8	3
South America	7			7
United Kingdom		20		20	2
France		20		20	9
Other Europe		55		55	12
Africa		6		6	1
Middle East		3		3	1
Asia-Pacific			17	17	11

Worldwide Total	87	104	17	208	61

* Excluded are productive facilities in unconsolidated joint ventures as well as service or support facilities. Also excluded are productive facilities in announced and pending divestitures, including one plant in the U.S., two plants in Europe and five plants in Africa.

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

Crown Cork & Seal Company, Inc.

The Company maintains research facilities in Alsip, Illinois, near Chicago, within the United States and in Wantage, England, near Oxford, within the United Kingdom and its corporate headquarters in Philadelphia, Pennsylvania; these facilities are owned.

The Company is involved in post-consumer aluminum and plastic container recycling in the United States.

ITEM 3. LEGAL PROCEEDINGS

The Company is one of many defendants in a substantial number of lawsuits filed by persons alleging bodily injury as a result of exposure to asbestos. This litigation arose from the insulation operations of a U.S. company, the majority of whose stock the Company purchased in 1963. Approximately ninety days after the stock purchase, this U. S. company sold its insulation operations and was later merged into the Company.

Over the past four years, the Company has provided $594 million to increase its accrual for probable and estimable costs related to asbestos. At December 31, 2001, the accrual for asbestos was $347 million. This accrual is related to the liability for pending and future claims that are probable and estimable.

The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites.

Further information on these matters and other legal proceedings is presented in this Report in Part II, within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Provision for Asbestos” on pages 14 and 15 and “Environmental Matters” on pages 21 and 22 and within Item 8 of this Report on pages 38 and 39 under Note L to the Consolidated Financial Statements entitled “Commitments and Contingent Liabilities”, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in a table found in Part III, Item 10, “Directors and Executive Officers of the Registrant” of this Report on page 60, which table is incorporated herein by reference.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is listed on the New York Stock Exchange. During the fourth quarter of 2001, the Company voluntarily withdrew its listing from the Paris Bourse due to consistently low trading volumes. On March 12, 2002, there were 5,507 registered shareholders of the Registrant’s common stock. The market price of the Registrant's common stock at December 31, 2001 is set forth in Item 8 of this Report on page 57 under “Quarterly Data (unaudited).” The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Common Stock and Other Shareholders’ Equity” appearing on page 22 of this Report, which is incorporated herein by reference.

Crown Cork & Seal Company, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2001	2000	1999	1998	1997

Summary of Operations
Net sales (1)	$7,187	$7,289	$7,998	$8,568	$8,756

Cost of products sold (1)	6,063	5,982	6,326	6,795	6,969
Depreciation and amortization	499	495	522	533	540
Selling and administrative expense	310	314	348	379	414
% to net sales	4.3%	4.3%	4.4%	4.4%	4.7%
Provision for asbestos	51	255	163	125
Provision for restructuring	48	52	(7)	179	67
Provision for asset impairments	215	26
(Gain)/loss on sale of assets	(2)	1	(18)		(38)
Interest expense, net of interest income	437	373	342	363	340
Translation and exchange adjustments	10	8	13	14	7

Income/(loss) before income taxes and
cumulative effect of a change in accounting	(444)	(217)	309	180	457
% to net sales	(6.2)%	(3.0)%	3.9%	2.1%	5.2%
Provision for income taxes	528	(58)	105	74	148
Minority interests, net of equity earnings	(4)	(15)	(23)	(1)	(7)

Net income/(loss) before cumulative effect of a
change in accounting	(976)	(174)	181	105	302
% to net sales	(13.6)%	(2.4)%	2.3%	1.2%	3.4%
Cumulative effect of a change in accounting (2)	4				(8)

Net income/(loss) (3)	(972)	(174)	181	105	294
Preferred stock dividends		2	15	17	23

Net income/(loss) available to common
shareholders (3)	($972)	($176)	$166	$88	$271

Return on average shareholders' equity (4)	(66.7)%	(7.0)%	6.2%	3.2%	8.3%

Financial Position at December 31
Working capital	($84)	$652	($573)	($1,542)	($902)
Total assets	9,620	11,159	11,545	12,469	12,306
Total debt (net of cash and cash equivalents)	4,864	4,967	4,837	5,370	4,879
Total debt to total capitalization*	82.9%	68.3%	60.3%	62.3%	56.1%
Minority interests	201	195	295	280	283
Shareholders' equity	804	2,109	2,891	2,975	3,529

Crown Cork & Seal Company, Inc.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (Continued)

(in millions, except per share, ratios and other statistics)	2001	2000	1999	1998	1997

Common Share Data (dollars per share)
Earnings/(loss) per average common share
Basic - before cumulative effect of a
change in accounting	($7.77)	($1.40)	$1.36	$.71	$2.17
after cumulative effect of a
change in accounting	(7.74)				2.11
Diluted - before cumulative effect of a
change in accounting	(7.77)	(1.40)	1.36	.71	2.15
after cumulative effect of a
change in accounting	(7.74)				2.10
Cash dividends		1.00	1.00	1.00	1.00
Market price on December 31	2.54	7.44	22.38	30.81	50.13
Book value (based on year-end
outstanding shares plus assumed
conversion of preference shares)	6.40	16.79	22.46	22.89	25.26
Number of shares outstanding at year-end	125.7	125.6	121.1	122.3	128.4
Average shares outstanding
Basic	125.6	125.7	122.2	124.4	128.4
Diluted	125.6	126.8	129.8	132.9	140.3
Shareholders on record	5,552	5,528	5,254	5,644	5,763

Other Statistics
Capital expenditures	$168	$262	$280	$487	$515
Number of employees	33,046	34,618	35,959	38,459	40,985
Actual preferred shares outstanding			8.3	8.4	12.4

Notes:

* Total capitalization includes total debt (net of cash and cash equivalents), minority interests and shareholders’ equity.
Certain reclassifications of prior years’ data have been made to improve comparability.

(1)

In the fourth quarter of 2000, the Company adopted EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” As a result, net sales and cost of products sold have been increased by $266 in 1999, $268 in 1998 and $261 in 1997. For additional information, see Note B to the consolidated financial statements.

(2)	The cumulative effect of a change in accounting resulted from the adoption by the Company of SFAS No. 133 in 2001 and EITF 97-13 in 1997.
(3)

Amounts for 2001, 2000, 1999, 1998 and 1997 included after-tax adjustments for restructuring charges, $46 or $.37 per basic and diluted share; $37 or $.29 per basic and diluted share; ($5) or ($.04) per basic and diluted share; $127 or $1.02 per basic share and $.96 per diluted share and $43 or $.33 per basic share and $.31 per diluted share, respectively. Net income/(loss) also included (i) a tax charge of $452 or $3.60 per basic and diluted share in 2001, (ii) after-tax adjustments for asset impairments of $210 or $1.67 per basic and diluted share in 2001 and $19 or $.15 per basic and diluted share in 2000, (iii) after-tax charges for asbestos, $51 or $.41 per basic and diluted share in 2001; $166 or $1.32 per basic and diluted share in 2000; $106 or $.87 per basic and $.82 per diluted share in 1999 and $78 or $.63 per basic share and $.59 per diluted share in 1998, (iv) an after-tax charge for a bad debt provision of $36 or $.28 per basic and diluted share in 2000 and (v) after-tax adjustments for asset sales of $2 or $.02 per basic and diluted share in 2001, ($1) or ($.01) per basic and diluted share in 2000, $10 or $.08 per basic and diluted share in 1999 and $28 or $.22 per basic and $.20 per diluted share in 1997.

(4)

Excluding the adjustments for restructuring, asbestos, asset impairments, tax adjustments, the cumulative effect of a change in accounting and other items, the return on average shareholders’ equity in 2001, 2000, 1999, 1998 and 1997 would have been (11.9)%, 3.2%, 9.8%, 9.2% and 10.4%, respectively.

Crown Cork & Seal Company, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Cork & Seal Company, Inc. (the “Company”) during the three-year period ended December 31, 2001. This discussion should be read in conjunction with the consolidated financial statements included in this annual report.

Financial results (operating income, pre-tax income, net income and earnings per share) for 2001, 2000 and 1999 were impacted by charges for asbestos, restructuring, asset impairments and deferred tax asset adjustments as summarized below.

For asbestos, pre-tax charges of $51 ($51 after-tax or $.41 per share), $255 ($166 after-tax or $1.32 per share) and $163 ($106 after-tax or $.87 per share) were recorded in 2001, 2000 and 1999, respectively. Further information concerning the provision for asbestos is included in Note L to the consolidated financial statements and under Provision for Asbestos later in this discussion.

For restructuring, pre-tax charges of $48 ($46 after-tax or $.37 per share) and $52 ($37 after-tax or $.29 per share), and a credit of $7 ($5 after-tax or $.04 per share) were recorded in 2001, 2000 and 1999, respectively. Further information concerning the restructuring plans, including an analysis of the restructuring accrual, is included in Note M to the consolidated financial statements and under Provision for Restructuring later in this discussion.

For asset impairments, pre-tax charges of $215 ($210 after-tax or $1.67 per share) and $26 ($19 after-tax or $.15 per share) were recorded in 2001 and 2000, respectively. Further information concerning the asset impairment charges is included in Note N to the consolidated financial statements and under Provision for Asset Impairments later in this discussion.

During 2001, the Company recorded a charge of $452 ($3.60 per share) to fully reserve its pre-2001 U.S. deferred tax assets. Additionally, tax benefits recognized on U.S. losses in the first three quarters of 2001 were reversed in the fourth quarter. Further information concerning this charge is included in Note W to the consolidated financial statements.

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

Crown Cork & Seal Company, Inc.

NET SALES

Net sales and cost of products sold for 1999 have been restated to conform with EITF 00-10, adopted in the fourth quarter of 2000. This reporting standard requires that freight and handling costs be reported as an element of cost of products sold rather than, as previously reported, a reduction of sales.

Net sales during 2001 were $7,187, a decrease of $102 or 1.4% versus 2000 net sales of $7,289. Net sales during 1999 were $7,998. Sales from U.S. operations decreased 2.8% and 8.3% in 2001 and 2000, respectively. Non-U.S. sales decreased .4% and 9.3% in 2001 and 2000, respectively. U.S. sales accounted for 40.3% of consolidated net sales in 2001, 40.9% in 2000 and 40.6% in 1999.

	Net Sales			% Increase/(Decrease)

DIVISION	2001	2000	1999	2001/2000	2000/1999

Americas	$3,666	$3,742	$3,962	(2.0)	(5.6)
Europe	3,200	3,239	3,703	(1.2)	(12.5)
Asia-Pacific	321	308	333	4.2	(7.5)
Corporate

	$7,187	$7,289	$7,998	(1.4)	(8.9)

The decrease in 2001 Americas Division net sales was due to (i) lower selling prices for beverage cans and (ii) a 4.0% decrease in food can volumes in North America due to generally lower market demand for food cans and the bankruptcy of a large food can customer in 2000; partially offset by (i) a 2.6% increase in beverage can unit volumes and (ii) increased sales unit volumes of PET beverage bottles, custom PET bottles and plastic beverage and specialty closures.

The decrease in 2000 Americas Division net sales was due to (i) sales unit volume declines in the U.S. metal packaging product lines and (ii) divested operations of $87; partially offset by (i) the partial recovery of increased aluminum and resin costs from customers and (ii) sales unit volume increases in Latin America beverage cans and U.S. plastic beverage closures. The U.S. metal packaging volume declines, which accounted for approximately $200 of the decrease, were primarily due to an overall decline in the U.S. beverage can market and reduced volume requirements from a food can customer who filed for Chapter 11 bankruptcy protection during the second quarter of 2000. Latin American sales increased by $41 versus 1999, primarily due to the increase in the Brazilian beverage can market. U.S. plastic beverage closure sales unit volume increased 12% versus 1999 and U.S. PET beverage bottle sales decreased approximately 1% versus 1999. U.S. sales accounted for 78.6% of division net sales in 2001, 79.7% in 2000 and 82.0% in 1999.

Excluding the unfavorable impact of foreign currency translation of $112, European Division net sales increased $73 or 2.3% in 2001 over 2000. The increase in net sales was primarily due to sales unit volume increases of (i) beverage cans in Spain, (ii) food cans in Greece, Central and Eastern Europe and Africa, (iii) PET preforms and bottles in the U.K. and (iv) health and beauty care packaging and plastic closures across most operations. These volume gains were partially offset by lower sales unit volumes of (i) food cans in France and (ii) beverage cans in the Middle East. Selling prices for beverage and food cans in the U.K. decreased due in part to the strength of sterling versus the euro.

Excluding the unfavorable impact of foreign currency translation of $398, European Division net sales in 2000 decreased $66 or 1.8% from 1999. The decrease was primarily due to volume losses of approximately $55, or 1.7% in constant dollars, and selling price reductions of approximately $7. The sales unit volume losses were primarily due to (i) food can sales in the United Kingdom, France and Italy, and (ii) beverage can and plastic beverage bottle sales in the United Kingdom; partially offset by increased volumes in the health and beauty care packaging, plastic closure, French and Spanish beverage can, and Eastern European food can operations. Selling price decreases in the food can and beverage can operations, due in part to the strength of

Crown Cork & Seal Company, Inc.

the sterling versus the euro and the pass-through to food can customers of lower steel costs, were offset by higher selling prices in the plastics operations, primarily due to the pass-through of higher resin costs.

The increase in Asia-Pacific Division net sales in 2001 over 2000 was due to increased beverage can unit volume in Southeast Asia and food can and plastic beverage closure volumes throughout the division, partially offset by $14 of unfavorable currency translation.

The decrease in net sales for the Asia-Pacific Division in 2000 versus 1999 was primarily due to $21 of decreased beverage can sales in China and $7 of unfavorable foreign currency translation, primarily in Thailand. The decrease in China beverage can sales was due to a reduction in customer requirements and continued pressure on selling prices. Selling price decreases in Thailand were partially compensated by higher unit volumes.

COST OF PRODUCTS SOLD

Cost of products sold for 2001, excluding depreciation and amortization, was $6,063, an increase of 1.4% from $5,982 in 2000, which was 5.4% lower than 1999. The increase in 2001 was primarily due to increased sales unit volumes across many product lines and unfavorable production variances as the Company reduced inventories as part of its working capital reduction initiative. The decrease in 2000 was due to the appreciation of the U.S. dollar against most foreign currencies and generally lower sales unit volumes; partially offset by increased raw material and energy costs, and a charge of $55 against receivables due from a food can customer in Chapter 11 bankruptcy proceedings. As a percentage to net sales, cost of products sold was 84.4% in 2001 as compared to 82.1% in 2000 and 79.1% in 1999. The increase as a percentage to sales in 2001 was due to reduced selling prices across many product lines and unfavorable production variances as the Company reduced working capital levels. The increased percentage in 2000 was due to reduced selling prices and the charge against receivables noted above.

SELLING AND ADMINISTRATIVE

Selling and administrative expense for 2001 was $310, a decrease of 1.3% from the 2000 expense of $314, following a decrease of 9.8% from $348 in 1999. The decreases in 2001 and 2000 were due to lower headcount and the impact of currency translation. The decrease in 2000 also included a reduction in net research and development spending.

OPERATING INCOME

The Company views operating income as the principal measure of performance before interest costs and other non-operating expenses. Operating income, after provisions for asbestos, restructuring and asset impairments, was $1, $165 and $646 in 2001, 2000 and 1999, respectively. Operating income, before these provisions, was $315, $498 and $802 in 2001, 2000 and 1999, respectively. As a percentage of net sales, operating income before these provisions was 4.4% in 2001, 6.8% in 2000 and 10.0% in 1999.

An analysis of operating income by division, before provisions for asbestos, restructuring and asset impairments (as described under Introduction earlier in this discussion) follows:

	Operating Income			% Increase/(Decrease)

DIVISION	2001	2000	1999	2001/2000	2000/1999

Americas	$107	$214	$384	(50.0)	(44.3)
Europe	266	342	456	(22.2)	(25.0)
Asia-Pacific	27	22	31	22.7	(29.0)
Corporate	(85)	(80)	(69)	(6.3)	(15.9)

	$315	$498	$802	(36.7)	(37.9)

Crown Cork & Seal Company, Inc.

Operating income in the Americas Division was 2.9% of net sales in 2001 versus 5.7% in 2000 and 9.7% in 1999. The decrease in 2001 operating income and margin was due to (i) lower selling prices in the North American beverage can market, (ii) reduced U.S. food can sales volumes, (iii) increased pension expense due to lower return on pension plan assets and (iv) unfavorable production variances related to lower production levels as the Company reduced inventories as part of its working capital reduction initiative. The decrease was partially offset by increased sales volumes division-wide of beverage cans, PET bottles and plastic beverage and specialty closures. The decrease in 2000 operating income and margins was due to (i) a charge of $55 against a receivable from a food can customer that filed a voluntary Chapter 11 bankruptcy petition, (ii) sales unit volume declines in the U.S. metal packaging product lines, (iii) increased resin costs that were not fully recovered, (iv) decreased profits for U.S. beverage cans due to competitive pressures on selling prices and (v) increased energy costs; partially offset by (i) improved beverage can volumes in Latin America and (ii) increased sales volumes in health and beauty care packaging. U.S. pension expense of $19 in 2001 is estimated to be an expense of approximately $54 in 2002, primarily due to the lower value of pension plan assets at December 31, 2001 versus the end of 2000.

European Division operating income was 8.3% of net sales in 2001 versus 10.6% in 2000 and 12.3% in 1999. The decrease in operating income for 2001 was due primarily to cost/price pressures across most operations and lower food can sales unit volumes in France, partially offset by strong volume demand for beverage cans in Spain, health and beauty care packaging throughout the region and, to a lesser extent, PET preforms and bottles in the U.K. Recent cost reduction programs, including announced restructuring actions, have contributed to operating income. Excluding the negative exchange rate effect of $50, the decrease in 2000 operating income and margins was due to (i) increased resin and aluminum costs, (ii) lower selling prices in the food can operations, (iii) lower food can volumes in the United Kingdom, France and Italy and (iv) lower beverage can and plastic beverage bottle volumes in the United Kingdom; partially offset by (i) increased volumes in the health and beauty care packaging operations, (ii) cost reductions throughout the food can and beverage can operations and (iii) increased pension income in the United Kingdom. The strength of the sterling versus the euro also contributed to reduced selling prices and operating income in United Kingdom operations. The Company believes that selling price pressure, largely in the United Kingdom due to the strength of the sterling against the euro, will continue in 2002. U.K. pension income is expected to be approximately $30 in 2002 compared to $74 in 2001.

Operating income in the Asia-Pacific Division was 8.4% of net sales in 2001 versus 7.1% in 2000 and 9.3% in 1999. The improvement in 2001 was due to beverage can sales unit volume growth, particularly in Southeast Asia, and higher sales unit volumes of food cans and plastic beverage closures throughout the division. The decrease in 2000 operating income and margins was primarily due to selling price decreases in China and Thailand. The Chinese beverage can market continues to suffer from overcapacity.

PROVISION FOR ASBESTOS

The Company is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock the Company purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation operations and was later merged into the Company.

Prior to 1998, the amounts paid to asbestos claimants were covered by a fund of $80 made available to the Company under a 1985 settlement with carriers insuring the Company through 1976, when the Company became self-insured. Until 1998, the Company considered that the fund was adequate and that the likelihood of exposure in excess of the amount of the fund was remote. This view was based on the Company’s analysis of its potential exposure, the balance available under the 1985 settlement, historical trends and actual settlement ranges. However, an unexpected increase in claims activity, along with several larger group settlements, caused the Company to reevaluate its position. As a consequence, the Company recorded a charge of $125 in 1998 for the uninsured portion of future claims.

Crown Cork & Seal Company, Inc.

Each quarter, the Company continues to review and analyze its claim experience, settlement trends, changes in the litigation environment and other factors to determine the adequacy of its asbestos accrual. In 2000 and again in 2001, the Company engaged an expert in the field of medical demographics to perform an independent evaluation of the Company’s potential asbestos liability. Adjustments to the asbestos accrual are made based on changes to the above-mentioned factors after consultation with the Company’s experts and legal counsel.

During 2001, 2000 and 1999, respectively, the Company (i) received 53,000, 44,000 and 33,000 new claims, (ii) settled or dismissed 31,000, 40,000 and 58,000 claims and (iii) had 66,000, 44,000 and 40,000 claims outstanding at the end of the respective years. The claims above exclude 32,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes, based on counsel’s advice, will not, in the aggregate, involve any material liability. During 2001, one jurisdiction accounted for 25,000 claims received, 17,000 of which were settled for $4.

During 2001, 2000 and 1999, respectively, the Company (i) recorded pre-tax charges of $51, $255 and $163 to increase its accrual, (ii) made asbestos-related payments of $118, $94 and $50 and (iii) had outstanding accruals of $347, $420 and $249 at the end of the respective years. The 2001 charge of $51 included an allowance of $6 for an insurance receivable.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value. To date, the Company has paid in excess of $350 in settling claims, which exceeds the value of the acquired company’s assets. The Company has taken appropriate steps to integrate the Pennsylvania legislation into its defense strategy with all claimants nationwide.

Based on the updated report of the independent expert, the Company’s own review, and the view of counsel concerning the possible effects of the new legislation described above, the Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims will range between $347 and $580. The accrual balance of $347 at the end of 2001 includes $157 for committed settlements that will be paid over time. The Company expects total cash payments for asbestos to be approximately $110 in 2002, including $74 under committed settlements.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that these estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s financial position.

PROVISION FOR RESTRUCTURING

During 2001, the Company provided $48 ($46 after-tax or $.37 per share) for costs associated with (i) the closure of six U.S. food can plants, two European crown operations, a European food can plant and a European PET bottle plant and (ii) severance related to downsizing three plants in Africa; partially offset by a credit for reversal of severance charges recognized in 2000 for certain restructuring plans which the Company decided not to pursue. Included in the net provision for 2001 were (i) $20 for severance and related benefits, (ii) $20 for asset write-downs, (iii) $14 for lease termination and other exit costs, and (iv) a credit of $6 for the reversal of severance. The severance charge was associated with the termination of approximately 700 employees, 600 of whom were directly involved in manufacturing operations. The Company anticipates that the restructuring actions will save $25 before tax on an annual basis when fully implemented.

Crown Cork & Seal Company, Inc.

During 2000, the Company provided $52 ($37 after-tax or $.29 per share) for costs associated with overhead structure modifications in Europe, the closure of three plants in the Americas division, and the loss on sale of a South American operation to local management. This provision included (i) $42 for severance costs for approximately 1,000 employees, (ii) $5 for lease termination and other exit costs, (iii) $1 for the write-down of assets and (iv) $4 for the loss on sale.

During 1999, the Company recorded a net restructuring credit of $7 ($5 after-tax or $.04 per share), reflecting (i) the reversal of severance and other costs provided for in 1998 for the closing of a plant that the Company did not close and (ii) charges related to a plant closure in Europe and the reorganization of the Company’s worldwide research and development functions. The decision not to close the plant was based on a customer’s decision to increase its purchases in that plant’s market.

The write-downs of assets were made under announced restructuring plans, as the carrying values exceeded the Company’s estimated proceeds from abandonment or disposal. The sale of plant sites typically requires more than one year to complete due to preparations for sale, such as site cleanup and buyer identification, as well as market conditions and the location of the properties.

PROVISION FOR ASSET IMPAIRMENTS

During 2001, the Company recorded non-cash asset impairment charges of $215 ($210 after-tax or $1.67 per share) to write-down investments in consolidated and non-consolidated affiliates, goodwill and PP&E. Of the total impairment charge, $204 arose from the Company’s divestitures of certain interests in Africa, including $71 for the reclassification of cumulative translation adjustments to earnings. For details of the divestitures, see Note J to the consolidated financial statements. The remaining impairment charge of $11 was due to the write-down of surplus equipment.

A charge of $26 ($19 after-tax or $ .15 per share) was recorded in 2000 to write-off a minority interest in a machinery company and an investment in Moldova due to uncertainty regarding the ultimate recovery of these investments. The events that triggered the impairment review by the Company were the Chapter 11 bankruptcy petition filed by the machinery company and the politically unstable environment in Moldova.

GAIN/(LOSS) ON SALE OF ASSETS

During 2001, the Company sold various surplus properties and other assets for a total of $28 and realized a net gain of $2. In 2000, the Company sold various assets for a total of $28, realizing a net loss of $1. In 1999, the Company sold its composite can business for $44 in cash. Gains of $18 were realized from the sales of the composite can business and seventeen surplus properties in 1999.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $437 in 2001, an increase of $64 or 17.2% compared to 2000 net interest expense of $373. Net interest expense in 1999 was $342. The increase in 2001 was primarily due to higher interest rates and fees incurred in connection with the extension of the Company’s $2,500 credit facility and new borrowings under a $400 term loan. The increase in 2000 was primarily due to higher interest rates, partially offset by a decrease of approximately $11 due to foreign currency translation. The tightening bank credit environment and concern over the Company’s asbestos exposure and operating results contributed to downgrades in the Company’s credit ratings during 2001 and 2000 by the major rating agencies. Due to these downgrades, the Company lost access to several sources of lower cost financing, including the commercial paper market. Further information about the credit facility and term loan are summarized in the Liquidity and Capital Resources section of this discussion and in Notes R and S to the consolidated financial statements.

Crown Cork & Seal Company, Inc.

FOREIGN EXCHANGE

Unfavorable foreign exchange adjustments of $10, $8 and $13 were recorded in 2001, 2000 and 1999, respectively, primarily from the remeasurement of the Company’s non-U.S. subsidiaries with a U.S. dollar functional currency, including Brazil, Turkey and Argentina. The Company remains exposed to deteriorating economic conditions in Argentina. At December 31, 2001, the Company’s investment in its Argentine affiliates was $61.

TAXES ON INCOME

Excluding the tax valuation allowance adjustment of $452 to fully reserve for prior period U.S. deferred tax assets, the effective rate on income or loss was (17.1%) in 2001 compared to 26.7% in 2000 and 34.0% in 1999. The change in the adjusted effective rate for 2001 was primarily due to no tax benefit being taken in 2001 on either the U.S. losses or the African asset impairment loss. The decrease in the 2000 effective rate was due to non-deductible goodwill amortization. Benefits recorded in 2000 for the reduction of reserves for tax contingencies were offset by a net charge for valuation allowance adjustments. A reconciliation of the U.S. federal statutory rate to the Company’s effective rate is presented in Note W to the consolidated financial statements.

MINORITY INTERESTS, NET OF EQUITY EARNINGS

Minority interests’ share of net income was $10, $18 and $23 in 2001, 2000 and 1999, respectively. The decrease in 2001 was due to (i) losses in the Company’s beverage can operations in Vietnam and PET operations in Hungary and Turkey, (ii) the purchase of the minority shares in CarnaudMetalbox Asia Limited during the second quarter of 2000 and (iii) lower profits in Morocco; partially offset by improved results in Brazil. The decrease in 2000 was due to (i) decreased operating income in the Company’s Chinese beverage can operations, (ii) the purchase of the minority shares in CarnaudMetalbox Asia Limited during the second quarter of 2000 and (iii) reduced profits in the Company’s operations in Greece; partially offset by better results in the Brazilian and Colombian beverage can operations.

Equity in earnings of affiliates was $6, $3 and $0 in 2001, 2000 and 1999, respectively. The increases in 2001 and 2000 were due to continued improvement in the Company’s joint venture operations in the Middle East and South America.

NET INCOME AND EARNINGS PER SHARE

Net loss was $972 for the year ended December 31, 2001, an increase of $796 from the loss for the same period in 2000. Loss per share was $7.74 for the year ended December 31, 2001, an increase of $6.34 from the loss per share of $1.40 for 2000. The increased losses were primarily due to (i) an increase in the tax valuation allowance to fully reserve for net U.S. deferred tax assets recognized in prior periods, (ii) lower operating income in the Americas and Europe, (iii) tax benefits not taken on 2001 U.S. operating losses, (iv) provisions for asset impairments related to the sale of certain African subsidiaries, and (v) higher interest expense; partially offset by a lower provision for asbestos.

The net loss of $176 in 2000 was a decrease of $342 from net income of $166 in 1999. Net loss per share of $1.40 was a decrease of $2.76 from earnings per share of $1.36 in 1999. The decrease in earnings from 1999 was due primarily to (i) lower divisional operating income, (ii) higher charges for asbestos and restructuring, (iii) a bad debt provision in 2000 for a food can customer in Chapter 11 proceedings and (iv) higher interest expense, partially offset by the reduction in the preference dividend as the outstanding acquisition preferred stock was converted into common stock in 2000.

Crown Cork & Seal Company, Inc.

FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $456 at December 31, 2001 compared to $382 and $267 at December 31, 2000 and 1999, respectively. The Company’s primary source of cash for 2001 consisted of funds provided from operations of $310. The increase in funds provided from operations in 2001 versus $270 in 2000 was the result of the Company’s working capital reduction initiative.

The Company’s primary uses of cash in 2001 consisted of capital expenditures of $168, asbestos-related payments of $118 and payments of long-term debt of $77. The Company cannot access the commercial paper market due to downgrades in its credit rating and, as a result, the Company funds its operations through its $2,500 multicurrency credit facility. As of December 31, 2001, the corporate credit rating from Standard and Poor’s is B– with a negative outlook and the senior unsecured rating from Moody’s is Ca.

On March 2, 2001, the Company amended and restated its $2,500 multicurrency revolving credit facility and obtained a $400 term loan. The amended and restated credit facility bears interest at LIBOR plus 2.5% and the maturity date was extended to December 8, 2003. The term loan bears interest at LIBOR plus 3.5% and had an original maturity date of February 4, 2002. On January 30, 2002, $225 of the term loan was extended to August 4, 2002, and the remaining $175 was subsequently repaid on its original due date. The $225 was further reduced to $201 during the first quarter of 2002 using asset sale proceeds as discussed in Note R to the consolidated financial statements. The extended portion of the term loan bears interest at LIBOR plus 4.5%. In connection with the credit facility and term loan, the Company has pledged as collateral the stock of certain subsidiaries and substantially all of the assets of the borrowing companies and the Company’s U.S. subsidiaries. Excluded are those assets which are already pledged, are precluded from being pledged under existing or anticipated agreements, or are impractical to pledge under local law. The credit facility and term loan contain covenants, which include (i) interest coverage and leverage ratios, (ii) restrictions on the repayment of notes, debentures and private placements, (iii) restrictions on the assumption of indebtedness and payment of dividends and (iv) restrictions on the use of proceeds from asset sales. Any credit facility or term loan repayments made using proceeds from the sale of assets will permanently reduce the funds available under the agreements.

In August, 1999, the Company sold $350 of public debt securities utilizing the remaining available on its November 26, 1996 shelf registration. The notes mature on September 1, 2002 and bear interest at a rate of 7.125% per annum, payable semiannually. The proceeds of this offering were used to pay down short-term commercial paper.

In December, 1999, the Company sold Euro 300 6% Senior Notes through its wholly owned finance subsidiary, Crown Cork & Seal Finance S.A. The notes are unconditionally and irrevocably guaranteed by the Company and will mature December 6, 2004. The notes are not registered under the United States Securities Act of 1933, but are listed on the Luxembourg Stock Exchange. The proceeds of the offering were used to pay down short-term indebtedness.

The Company is highly leveraged. The ratio of total debt (net of cash and cash equivalents) to total capitalization was 82.9%, 68.3% and 60.3% at December 31, 2001, 2000 and 1999, respectively. Total capitalization is defined by the Company as total debt (net of cash and cash equivalents), minority interests and shareholders’ equity. The increase in the ratio of total debt to total capitalization is due to the reduction in shareholders’ equity caused primarily by the net loss and the minimum pension liability adjustment. Contractual obligations as of December 31, 2001 are summarized in the table below.

Crown Cork & Seal Company, Inc.

	Payments Due by Period

	2002	2003	2004	2005	2006	2007 & after	Total

Short-term debt	$464						$464
Long-term debt	381	$2,777	$272	$407	$305	$714	4,856
Operating leases	31	24	19	13	10	35	132

Total contractual
cash obligations	$876	$2,801	$291	$420	$315	$749	$5,452

In 2002 the Company expects that a significant portion of its cash flow will be dedicated to interest and principal payments on its outstanding indebtedness. In addition, the Company is required to fund its U.S. pension plans for approximately $75 in 2002 and expects to make asbestos-related payments of approximately $110. Based upon projections currently available the Company believes it can pay its obligations due in 2002 through net cash generated from operating activities and cash on hand.

In order to meet its short-term and long-term obligations, improve its financial position and enhance its ability to refinance or extend the maturity of the bank debt due in December 2003, the Company is reviewing various strategies. Such strategies include generating additional cash from operations, increasing its asset securitizations, disposing of selected assets and restructuring the terms of the Company’s debt, including the possible extension of maturities and principal reduction. Repayment of its scheduled obligations in 2003 will be dependent upon the implementation of one or more of the strategies mentioned above. As a result of the downgrades in the Company’s credit ratings during 2000 and 2001 and the uncertainties regarding its asbestos-related liabilities, the Company’s ability to obtain new financing has been restricted and there can be no assurance that the Company will be able to access the capital markets in the future, successfully repay, refinance or restructure its debt or complete asset sales on a timely basis or on favorable terms.

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards, which involve little complexity and are not used for trading or speculative purposes. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. The Company diversifies the counterparties used and monitors the concentration of risk to limit its counterparty exposure.

International operations, principally European, constitute a significant portion of the Company’s consolidated revenues and identifiable assets. These operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset exposures. The Company manages foreign currency exposures at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments. Foreign exchange contracts which hedge defined exposures generally mature within twelve months. The Company does not generally hedge its exposure to translation gains or losses on its non-U.S. net assets because cash flows are often reinvested within the operations which generate them and, where possible, borrowings are obtained in the local functional currency. The Company has also entered into cross-currency swaps to hedge the related foreign currency exchange risk related to subsidiary debt which is denominated in currencies other than the functional currency of the related subsidiary. The swaps outstanding at December 31, 2001 effectively convert U.S. dollar-denominated debt into local currency debt for both interest and principal.

Crown Cork & Seal Company, Inc.

The table below provides information in U.S. dollars as of December 31, 2001 about the Company’s forward currency exchange contracts. The majority of the contracts expire in 2002.

Buy/Sell	Contract Amount	Average Contractual Exchange Rate

U.S. dollars/Canadian dollars	$67	1.60
U.S. dollars/Euro	36	1.11
Singapore dollars/U.S. dollars	28.55
Euros/Swiss Francs	26	1.47
Sterling/Polish Zloty	19	5.83
U.S. dollars/Thai Baht	16	44.47
U.S. dollars/Sterling	12.69
U.S. dollars/Singapore dollars	12	1.80
Sterling/U.S. dollars	11	1.42

	$227

The Company has an additional $24 in a number of smaller contracts to purchase or sell various other currencies, principally European, as of December 31, 2001.

The notional value of $251 for contracts outstanding at December 31, 2001 decreased by $1,115 from the value at December 31, 2000 of $1,366. The reduction was due to the settlement in 2001 of two contracts with a combined notional value of approximately $650 and the impact of recent downgrades of the Company’s corporate credit ratings which has limited the Company’s ability to enter into these contracts to the extent that it has in the past.

The Company manages its interest rate risk, primarily from fluctuations in U.S. prime and LIBOR interest rates, in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of 40% to 60% of total borrowings. At December 31, 2001, three cross-currency swaps were outstanding with a U.S. dollar-equivalent notional amount of $700. These swaps effectively convert fixed rate U.S. dollar-denominated debt into fixed rate sterling-denominated debt (sterling 302) and floating rate euro-denominated debt (euro 223). The notional amounts and maturities for the underlying U.S. dollar debt and the cross-currency swaps are the same, minimizing the impact on the Company from changing interest and foreign exchange rates.

For debt obligations, the table below presents principal cash flows and related interest rates by year of maturity. Variable interest rates disclosed represent the weighted average rates at December 31, 2001. Debt converted to fixed or variable rate debt by cross-currency swaps has been included within the appropriate debt classification.

	Year of Maturity

Debt	2002	2003	2004	2005	2006	Thereafter

Fixed rate	$394	$418	$272	$407	$305	$714	*
Average interest rate	7.1%	7.4%	6.0%	8.1%	8.4%	7.5%

Variable rate	$451	$2,359
Average interest rate	5.8%	4.6%

* Includes debentures of $200 with a maturity of 2023 which are redeemable at the option of the Company, with prior notice to holders, at any time on or after April 15, 2003. Redemption values vary as defined in the prospectus dated January 15, 1993.

At December 31, 2000, debt outstanding included fixed rate debt of $2,537 with an average interest rate of 7.5%, and variable rate debt of $2,812 with an average interest rate of 7.1%.

Crown Cork & Seal Company, Inc.

The Company’s basic raw materials, primarily aluminum, tinplate and resins, are subject to significant price fluctuations which may be hedged by the Company through forward commodity contracts. Any gains or losses realized from the use of these contracts are included in inventory to the extent that they are designated and effective as hedges of the anticipated purchases. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers and suppliers to minimize exposure to price volatility.

The Company’s use of financial instruments in managing market risk exposures described above is consistent with the prior year. Further information on Company financing is presented in Notes R, S and T to the consolidated financial statements.

CAPITAL EXPENDITURES

Consolidated capital expenditures were $168 in 2001 compared to $262 in 2000. Minority partner contributions to consolidated capital expenditures were $3 in 2001 and $4 in 2000.

Expenditures in the Americas Division were $75 in 2001, including spending for advanced easy-open steel food can end capacity, additional SuperEnd™ beverage can end capacity, two-piece steel food can manufacturing lines in Canada and PET bottle projects in the U.S.

Spending in the European Division of $82 included initial expenditures for the construction of a new beverage can plant in Spain, expansion of can shaping capacity in the U.K. and increased plastic closure capacity in Western Europe.

The Company expects its capital expenditures in 2002 to be below $100, which the Company believes is sufficient to maintain its operations at their current levels of capacity and efficiency. At December 31, 2001, the Company had $21 of capital commitments.

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

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $4, $2 and $3 in 2001, 2000 and 1999, respectively. The Company’s balance sheet reflects estimated gross remediation liabilities of $18 and $21 at December 31,

Crown Cork & Seal Company, Inc.

2001 and 2000, respectively, and probable recoveries related to indemnification from the sellers of acquired companies and the Company’s insurance carriers of $2 and $5 at December 31, 2001 and 2000, respectively.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the time periods or the sometimes lengthy time periods over which site remediation occurs. It is possible that some of these matters, the outcome of which are subject to various uncertainties, may be decided unfavorably against the Company. It is, however, the opinion of Company management, after consulting with counsel, that any unfavorable decision will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Shareholders’ equity was $804 at December 31, 2001 compared to $2,109 and $2,891 at December 31, 2000 and 1999, respectively. The decrease in 2001 equity was primarily due to the net loss for the year of $972, net currency translation losses in non-U.S. operations of $60 and a $273 adjustment to the minimum pension liability. The decrease in 2000 equity was primarily due to the net loss for the year of $174, currency translation losses in non-U.S. operations of $221, a minimum pension liability adjustment of $213, dividends declared on common stock of $125, and stock repurchases of $49.

The Company’s 1998 share repurchase program allows for the repurchase of up to ten million shares of outstanding common and preferred stock. The Company’s credit agreement, however, prohibits the repurchase of common stock except to meet the requirements for the Company’s stock-based compensation and savings plans. The Company acquired 20,695 shares, 3,165,528 shares and 1,256,700 shares of common stock for less than $1, $49 and $29 in 2001, 2000 and 1999, respectively. The Company also acquired 50,000 shares of acquisition preferred stock for $1 during 1999.

The Company declared cash dividends on common stock of $125 in 2000 and $122 in 1999. The Company paid no dividends in 2001. The Company’s credit agreement prohibits the payment of dividends.

At December 31, 2001, common shareholders of record numbered 5,552 compared with 5,528 at the end of 2000. Total common shares outstanding were 125,702,056 at December 31, 2001 compared to 125,621,648 at December 31, 2000. In February 2000, all outstanding shares of acquisition preferred stock were converted into approximately 7.6 million shares of common stock.

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

During the fourth quarter of 2001, the Company voluntarily withdrew its listing from the Paris Bourse due to consistently low trading volumes.

Crown Cork & Seal Company, Inc.

INFLATION

Inflation has not had a significant impact on the Company over the past three years and the Company does not expect it to have a significant impact on the results of operations or financial condition in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position of the Company. The Company’s significant accounting policies are more fully described in Note A to the consolidated financial statements. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the Company’s financial condition and results of operations and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants), and the effect of the new Pennsylvania asbestos legislation (including its validity and applicability to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, the Company will reassess the potential liability and revise its estimates as appropriate.

If facts and circumstances indicate goodwill may be impaired, the Company performs a recoverability evaluation. The Company’s policy is to compare undiscounted estimated future cash flows to the carrying amount to determine if the carrying amount is not recoverable and a write-down to fair value is required. The Company’s estimate of future cash flows is based on assumptions about a number of factors, including future operating performance, economic conditions, and technological changes, and may differ from actual future cash flows. Also, the evaluation of whether goodwill is recoverable using a discounted future cash flow model may differ from the evaluation using undiscounted future cash flows under the Company’s existing accounting policy.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized in the future. The estimate of the amount that is more likely than not to be realized requires the use of assumptions concerning the Company’s future income. Actual results may differ from those estimates. Should the Company change its estimate of the amount of its deferred tax assets that it would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease in net income in the period such a change in estimate was made.

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS 144,“Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121,“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The standard replaces the accounting and reporting provisions of APB

Crown Cork & Seal Company, Inc.

Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The standard establishes a single accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, requires that long-lived assets classified as held for sale be presented separately in the Consolidated Balance Sheet and eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This standard became effective January 1, 2002, concurrent with SFAS 142. Management is currently assessing the provisions of SFAS 144 and its potential impact on the Company’s consolidated results of operations and financial position.

In June 2001, the FASB issued SFAS 143,“Accounting for Asset Retirement Obligations.” This standard establishes accounting guidelines for the recognition and measurement of tangible long-lived asset retirement obligations and their associated asset retirement costs. The standard is effective January 1, 2003. Management is currently assessing the details of the standard.

Additionally, in June 2001, the FASB issued SFAS 141,“Business Combinations,” and SFAS 142,“Goodwill and Other Intangible Assets.” SFAS 141 supersedes APB Opinion No. 16, “Business Combinations.” This standard, which was effective July 1, 2001, modifies the method of accounting for business combinations entered into after June 30, 2001 and defines new accounting guidelines for intangible assets. All business combinations entered into after June 30, 2001 are accounted for using the purchase method.

The Company adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the new impairment testing guidelines outlined in the standard. Goodwill amortization expense was $113 or $.90 per share in 2001, $116 or $.92 per share in 2000 and $123 or $1.01 per share in 1999. The unamortized value of goodwill at December 31, 2001 was $3,625. Preliminary results indicate that a transitional impairment charge will be required upon adoption of the new standard. The transitional goodwill impairment charge will be reported in the 2002 financial statements as the cumulative effect of a change in accounting. The Company has hired an appraisal firm to assist in the measurement of the impairment loss.

FORWARD LOOKING STATEMENTS

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the discussions of the provision for asbestos in Note L to the consolidated financial statements included in this Annual Report, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to: (i) the Company’s plans or objectives for future operations, products or economic performance, (ii) the Company’s indebtedness, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings and (vi) the expected outcome of contingencies, including with respect to asbestos-related litigation.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating

Crown Cork & Seal Company, Inc.

to debt; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share; the impact of the Company’s recent initiative to generate additional cash, including the reduction of working capital levels and capital spending; the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company’s ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; the financial condition of the Company’s vendors and customers; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; the Company’s ability to maintain adequate sources of capital and liquidity, including through the consummation of appropriate asset sales; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions including its effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates and tax rates; energy costs; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the level of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, which could increase the Company’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities and the impact of the recent Pennsylvania corporate legislation dealing with asbestos liabilities discussed herein); the effects of the euro conversion; labor relations and workforce and social costs, including the Company’s pension obligations and other employee or retiree costs; costs and difficulties related to the integration of acquired businesses; and the impact of any potential dispositions or other strategic realignments. Some of the factors noted above are discussed elsewhere in this Annual Report and prior Company filings with the Securities and Exchange Commission (“SEC”). In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 19 through 21 within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Market Risk” is incorporated herein by reference.

Crown Cork & Seal Company, Inc.

ITEM 8.   FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Crown Cork & Seal Company, Inc.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Crown Cork & Seal Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Cork & Seal Company, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

The Company is highly leveraged and has substantial debt and other cash obligations due principally in 2003. Management's strategies to satisfy these liquidity requirements are discussed in Note S.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 15, 2002

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	2001	2000	1999

Net sales	$7,187	$7,289	$7,998

Costs, expenses and other income
Cost of products sold (excluding
depreciation and amortization)	6,063	5,982	6,326
Depreciation	382	375	395
Amortization	117	120	127
Selling and administrative expense	310	314	348
Provision for asbestos. .Note L	51	255	163
Provision for restructuring. . Note M	48	52	(7)
Provision for asset impairments. .Note N	215	26
(Gain)/loss on sale of assets	(2)	1	(18)
Interest expense	455	393	367
Interest income	(18)	(20)	(25)
Translation and exchange adjustments	10	8	13

	7,631	7,506	7,689

Income/(loss) before income taxes and cumulative
effect of a change in accounting	(444)	(217)	309
Provision/(benefit) for income taxes . . Note W	528	(58)	105

Income/(loss) from operations before cumulative effect of a change in accounting and minority
interests	(972)	(159)	204
Minority interests, net of equity earnings	(4)	(15)	(23)
Cumulative effect of a change in accounting, net of
tax. .Note B	4

Net income/(loss)	(972)	(174)	181
Preferred stock dividends		2	15

Net income/(loss) available to common shareholders	($972)	($176)	$166

Per common share data:

Earnings (loss) Note U
Basic and diluted - before cumulative effect of a
change in accounting	($7.77)	($1.40)	$1.36

Basic and diluted - after cumulative effect of a
change in accounting	($7.74)	($1.40)	$1.36

Dividends		$1.00	$1.00

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2001	2000

Assets
Current assets
Cash and cash equivalents	$456	$382
Receivables . . Note D	996	1,153
Inventories . . Note E	862	1,288
Prepaid expenses and other current assets	108	90

Total current assets	2,422	2,913

Long-term notes and receivables	18	25
Investments	99	142
Goodwill, net of amortization	3,625	3,920
Property, plant and equipment, net . . Note F	2,618	2,969
Other non-current assets. .Note G	838	1,190

Total	$9,620	$11,159

Liabilities & Shareholders' Equity
Current liabilities
Short-term debt . . Note R	$464	$232
Current maturities of long-term debt . . Note R	381	68
Accounts payable and accrued liabilities . . Note H	1,593	1,903
Income taxes	68	58

Total current liabilities	2,506	2,261

Long-term debt, excluding current maturities . . Note R	4,475	5,049
Other non-current liabilities . . Note I	760	814
Postretirement and pension liabilities . . Note V	874	731
Minority interests	201	195
Commitments and contingent liabilities . . Notes K and L

Shareholders' equity
Preferred stock, 4.5% cumulative convertible,
par value: $41.8875; none outstanding, none authorized. .Note P
Additional preferred stock, authorized: 30,000,000;
none issued . .Note P
Common Stock, par value: $5.00; authorized: 500,000,000 . .Note P
2001 - issued 155,968,854	780
2000 - issued 155,968,854		780
Additional paid-in capital	1,600	1,596
Retained earnings	22	994
Accumulated other comprehensive loss . . Note C	(1,447)	(1,110)
Treasury stock (2001 - 30,266,798 shares; 2000 -
30,347,206 shares)	(151)	(151)

Total shareholders' equity	804	2,109

Total	$9,620	$11,159

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2001	2000	1999

Cash flows from operating activities
Net income/(loss)	($972)	($174)	$181
Adjustments to reconcile net income/(loss) to
net cash provided by operating activities:
Depreciation and amortization	499	495	522
Cumulative effect of a change in accounting	(4)
Provision for asbestos	51	166	106
Asbestos-related payments	(118)	(94)	(50)
Provision for restructuring	46	37	(5)
Provision for asset impairments	210	19
(Gain)/loss on sale of assets	(2)	1	(10)
Deferred income taxes	482	11	86
Changes in assets and liabilities, net of
businesses acquired:
Receivables	110	(110)	71
Inventories	377	(26)	28
Accounts payable and accrued liabilities	(221)	(33)	(43)
Other, net	(148)	(22)	(59)

Net cash provided by operating activities	310	270	827

Cash flows from investing activities
Capital expenditures	(168)	(262)	(280)
Acquisition of businesses, net of cash acquired		(11)	(49)
Proceeds from sale of property, plant and equipment	28	28	91
Proceeds from sale of businesses			44
Other, net	(23)	(3)	(3)

Net cash used for investing activities	(163)	(248)	(197)

Cash flows from financing activities
Proceeds from long-term debt	2	4	685
Payments of long-term debt	(77)	(216)	(225)
Net change in short-term debt	(397)	601	(899)
New term loan borrowing	400
Stock repurchased		(49)	(30)
Dividends paid		(127)	(138)
Common stock issued		2
Repayment of shareholder notes	4
Acquisition of minority interests		(81)
Minority contributions, net of dividends paid	5	(7)	(10)

Net cash provided by/(used for)
financing activities	(63)	127	(617)

Effect of exchange rate changes on cash
and cash equivalents	(10)	(34)	(30)

Net change in cash and cash equivalents	74	115	(17)

Cash and cash equivalents at January 1	382	267	284

Cash and cash equivalents at December 31	$456	$382	$267

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share data)

	Comprehensive Income/(Loss)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance December 31, 1998		$ 351	$ 779	$ 1,340	$ 1,250	($ 578)	($167)	$2,975
Net income - 1999	$ 181				181			181
Translation adjustments	(161)					(161)		(161)
Minimum pension liability
adjustment, net of ($34) tax	63					63		63

Comprehensive income	$ 83

Stock repurchased:
1,256,700 common shares				(23)			(6)	(29)
50,000 preferred shares		(2)			1			(1)
Dividends declared:
Common					(122)			(122)
Preferred					(15)			(15)

Balance December 31, 1999		349	779	1,317	1,295	(676)	(173)	2,891

Net loss - 2000	($ 174)				(174)			(174)
Translation adjustments	(221)					(221)		(221)
Minimum pension liability
adjustment, net of $115 tax	(213)					(213)		(213)

Comprehensive loss	($ 608)

Stock repurchased:
3,165,528 common shares				(33)			(16)	(49)
Dividends declared:
Common					(125)			(125)
Preferred					(2)			(2)
Preferred stock conversions		(349)	1	311			37
7,591,802 common shares
Stock issued: 114,221 shares				1			1	2

Balance December 31, 2000			780	1,596	994	(1,110)	(151)	2,109

Net loss - 2001	($ 972)				(972)			(972)
Derivatives qualifying as hedges	(4)					(4)		(4)
Translation adjustments	(131)					(131)		(131)
Translation adjustments - disposition
of foreign investments	71					71		71
Minimum pension liability
adjustment, net of $1 tax	(273)					(273)		(273)

Comprehensive loss	($1,309)

Stock repurchased:
20,695 common shares
Stock issued: 101,103 shares
Repayment of shareholder notes				4				4

Balance December 31, 2001			$ 780	$ 1,600	$ 22	($1,447)	($151)	$ 804

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

A. Summary of Significant Accounting Policies

Business and Principles of Consolidation. The consolidated financial statements include the accounts of Crown Cork & Seal Company, Inc. and its wholly-owned and majority-owned subsidiary companies (the “Company”). The Company manufactures and sells metal and plastic containers, metal and plastic closures, crowns and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements have been prepared in conformity with generally accepted accounting principles and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in joint ventures and other companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally greater than 20% ownership), are accounted for by the equity method. Other investments are carried at cost.

Foreign Currency Translation. For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated in a separate component of accumulated other comprehensive income/(loss) in shareholders’ equity. For non-U.S. subsidiaries which operate in U.S. dollars (functional currency), local currency inventories and plant and other property are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Revenue Recognition. The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, and other adjustments are provided in the same period that the related sales are recorded.

Shipping and Handling Fees and Costs. Shipping and handling fees and costs are reported in cost of products sold in the Consolidated Statements of Operations.

Stock-Based Compensation. The Company measures compensation expense using the intrinsic value method as defined in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and has provided in Note Q the pro-forma disclosure of the effect on net income/(loss) and earnings/(loss) per share as if the fair value-based method as defined in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” had been applied.

Cash and Cash Equivalents. Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value because of the short maturity of those instruments. Outstanding checks in excess of funds on deposit are included in accounts payable.

Inventory Valuation. Inventories are stated at the lower of cost or market, with cost for U.S. metal, crown and closure inventories principally determined under the last-in, first-out ("LIFO") method. Non-U.S. inventories are principally determined under the average cost method.

Crown Cork & Seal Company, Inc.

Property, Plant and Equipment. Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives of existing PP&E. Cost of significant assets includes capitalized interest incurred during the construction and development period. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related costs and accumulated depreciation are eliminated from the respective accounts and any profit or loss on disposition is reflected in income. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

Depreciation and amortization are provided on a straight-line basis for financial reporting purposes and an accelerated basis for tax purposes over the estimated useful lives of the assets. The range of estimated economic lives assigned to each significant fixed asset category is as follows: Land Improvements-25; Buildings and Building Improvements-25 to 40; Machinery and Equipment-3 to 14.

Goodwill. Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized over the estimated future periods to be benefited (primarily 40 years). Accumulated amortization amounted to $757 and $658 at December 31, 2001 and 2000, respectively.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(“SFAS 141”), “Business Combinations,” which became effective July 1, 2001 and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which became effective January 1, 2002. SFAS 141, which supersedes APB Opinion No. 16, “Business Combinations,” modifies the method of accounting for business combinations entered into after June 30, 2001 and defines new accounting guidelines for intangible assets. All business combinations are now accounted for using the purchase method. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment, at least annually. Impairment will be measured by comparing carrying value to fair value, using quoted market prices or a discounted cash flow model.

Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of long-lived assets, primarily PP&E and related goodwill and certain identifiable intangible assets, may be impaired, the Company performs a recoverability evaluation. If an evaluation is required, the undiscounted estimated future cash flows associated with the assets are compared to the assets’ carrying amount to determine whether a write-down to fair value is required.

In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 became effective on January 1, 2002 and supersedes SFAS No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and replaces the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The new standard establishes a single accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, requires that long-lived assets classified as held for sale be presented separately in the Consolidated Balance Sheet and eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment.

Effective January 1, 2002, impairment of goodwill and intangible assets with indefinite lives will be determined under SFAS 142 as discussed above.

Risk Management Contracts. In the normal course of business, the Company employs a variety of financial instruments, referred to as derivative instruments, to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and, to a lesser extent, commodity prices. These instruments include interest rate and cross-currency swap agreements, futures, forwards, options and other financial instruments with similar characteristics.

Crown Cork & Seal Company, Inc.

Effective January 1, 2001, the Company adopted SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. With the adoption of SFAS 133, the Company now recognizes all outstanding derivative instruments within the Consolidated Balance Sheet at their fair values. The impact on earnings from recognizing the fair value of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair value of the underlying exposures that they are designed to hedge. Derivative financial instruments are designated and documented as hedges at the inception of the contract. The effectiveness of derivative instruments to reduce the risk associated with the exposure being hedged is assessed and measured, using a dollar-offset method, at inception and on an ongoing basis. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of designated hedges, are reported in earnings immediately. Time value, a component of an instrument’s fair value, is excluded for most fair value hedges and included for cash flow hedges in the assessment of effectiveness. If a derivative instrument ceases to be highly effective as a hedge, the Company discontinues hedge accounting for the instrument prospectively.

For derivative instruments designated and qualifying as hedges and based on the risk being hedged, changes in the fair values of the derivatives are either reported in earnings or reported in other comprehensive income in shareholders’ equity. Fair value adjustments for derivative instruments hedging assets, liabilities or firm commitments, referred to as fair value hedges, are recognized in earnings as an offset to adjustments for the fair value of the related hedged items. Fair value adjustments for instruments hedging anticipated transactions, referred to as cash flow hedges, are recognized as a component of other comprehensive income in shareholders’ equity and are reclassified into earnings when the related hedged item impacts earnings. For hedges of net investments in foreign operations, fair value adjustments are reported in other comprehensive income as translation adjustments and are released to earnings upon disposal of the investments. Changes in the fair value of a derivative financial instrument that is not designated as a hedge are recorded immediately in earnings.

When the financial instrument is terminated or settled prior to the expected maturity or realization of the underlying item, hedge accounting is discontinued prospectively. The fair value of a hedged asset held for sale, accumulated within the asset since inception of the hedge, remains part of the carrying amount of the asset until the asset is sold, at which point the entire carrying amount is recognized in earnings. The fair value of a hedged interest-bearing financial instrument is amortized to earnings through its maturity. Fair value adjustments, recognized for cash flow hedges after settlement or termination, continue to be reported in accumulated other comprehensive income until the related hedged items impact earnings. For anticipated transactions that are no longer probable, recognized fair value adjustments within accumulated other comprehensive income are reported immediately in current earnings.

Within the Consolidated Balance Sheet, the fair values of the derivatives are reported as current or non-current assets or liabilities consistent with the classification of the hedged items. Within the Consolidated Statements of Cash Flows, cash flows from hedging transactions are classified under the same category as the cash flows from the related assets, liabilities, firm commitments or anticipated transactions. For further discussion of the Company’s risk management policies and details of the outstanding contracts and their related fair values, see Note T.

Treasury Stock. Treasury stock is reported at par value. The excess of fair value over par value is first charged to paid in capital, if any, and then to retained earnings.

Research and Development. Net research, development and engineering expenditures which amounted to $40, $41 and $52 in 2001, 2000 and 1999, respectively, are expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products.

Crown Cork & Seal Company, Inc.

Reclassifications. Certain reclassifications of prior years' data have been made to improve comparability.

B. Accounting and Reporting Changes

As discussed in Note A above and in greater detail in Note T, the Company adopted SFAS 133 in 2001. Upon adoption, the Company recorded an after-tax credit of $4 or $.03 per share to net income and a charge of $18, net of $10 tax, to other comprehensive income in shareholders’ equity for the cumulative effect of a change in accounting. The ongoing impact on the Company from adoption of this standard will depend on a variety of factors, including interest rates and other market conditions, as well as future interpretive guidance from the FASB.

In the fourth quarter of 2000, the Company adopted EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires that the costs for shipping and handling of the Company’s products be reported as an expense rather than as a reduction to sales. To comply with this reporting guideline, the Company reclassified $266 in 1999 from net sales to cost of products sold. EITF 00-10 had no impact on income from operations or net income.

C. Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of two subsets — net income/(loss) and other comprehensive loss. Included in other comprehensive loss for the Company are cumulative translation adjustments, minimum pension liability adjustments and adjustments for derivatives qualifying as hedges. These adjustments are accumulated in the Consolidated Statements of Shareholders’ Equity under the caption “Accumulated Other Comprehensive Income/(Loss)". As of December 31, accumulated other comprehensive loss included the following amounts:

	2001	2000

Minimum pension liability adjustments	($527)	($254)
Cumulative translation adjustments	(916)	(856)
Derivatives qualifying as hedges	(4)

	($1,447)	($1,110)

D. Receivables

	2001	2000

Accounts and notes receivable	$938	$1,072
Less: allowance for doubtful accounts	(95)	(116)

Net trade receivables	843	956
Miscellaneous receivables	153	197

	$996	$1,153

The Company utilizes receivable securitization agreements in its management of cash flow activities. Agreements were outstanding during 2001 and 2000 in North America and Europe providing for the accelerated receipt of cash from a qualified pool of available receivables. The Company’s current agreement, entered into during 2001, provides for the accelerated receipt of up to $350 of cash on available North American receivables. Receivable securitization transactions are accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (a replacement of SFAS No. 125),” which was adopted by the Company on April 1, 2001. Accordingly, accounts sold under outstanding securitization programs have been reflected as a reduction in receivables in the Consolidated Balance Sheets. At December 31, 2001 and 2000 receivables securitized were $110

Crown Cork & Seal Company, Inc.

and $162, respectively. During 2001 and 2000, the Company recorded fees related to outstanding securitizations of $18 and $15, respectively, as interest expense.

The Company provided $55 ($36 after-tax or $.28 per share) during 2000 against a receivable from a U.S. food can customer that filed a voluntary Chapter 11 bankruptcy petition. This amount was included in cost of products sold in the Consolidated Statements of Operations.

E. Inventories

	2001	2000

Finished goods	$314	$530
Work in process	112	165
Raw materials and supplies	436	593

	$862	$1,288

Approximately 17% and 23% of worldwide productive inventories at December 31, 2001 and 2000, respectively, were stated on the LIFO method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 2001 and 2000, total inventories would have been $32 and $22 higher, respectively. Cost of products sold in 2001 includes a charge of $10 for the liquidation of LIFO inventory layers carried at higher costs that prevailed in prior years.

F. Property, Plant and Equipment

	2001	2000

Buildings and improvements	$856	$869
Machinery and equipment	4,168	4,161

	5,024	5,030
Less: accumulated depreciation and amortization	(2,652)	(2,391)

	2,372	2,639
Land and improvements	157	171
Construction in progress	89	159

	$2,618	$2,969

G. Non-Current Assets

	2001	2000

Pension assets	$565	$526
Deferred tax assets	105	561
Fair value of derivatives	76
Pension intangibles	30	31
Other intangibles	9	11
Other	53	61

	$838	$1,190

Crown Cork & Seal Company, Inc.

H. Accounts Payable and Accrued Liabilities

	2001	2000

Trade accounts payable	$836	$1,076
Salaries, wages and other employee benefits	305	302
Asbestos	110	100
Deferred taxes	50	69
Interest	50	59
Restructuring	22	32
Other	220	265

	$1,593	$1,903

I. Other Non-Current Liabilities

	2001	2000

Deferred taxes	$352	$354
Asbestos	237	320
Postemployment benefits	43	41
Environmental	15	18
Other	113	81

	$760	$814

Other non-current assets include $2 and $5 at December 31, 2001 and 2000, respectively, for probable recoveries related to environmental liabilities.

J. Acquisitions, Investments and Divestitures

In January, 2002, the Company sold its U.S. fragrance pumps business to Rexam PLC for proceeds of $105. In February, 2002, the Company sold its 15% shareholding in Crown Nampak (Pty) Limited in South Africa to Nampak Ltd. for $24, and agreed to sell certain other interests in Africa to Nampak Ltd. for $25. Completion of the sale of the other interests, which is expected in the second quarter of 2002, is subject to the conclusion of satisfactory due diligence and execution of a definitive agreement. The African agreements noted above resulted in the recognition of an impairment loss as described in Note N. Net proceeds of $124 from completed sales were used to repay a portion of the Company's $400 term loan as discussed in Note R.

During 2000, the Company acquired, in separate transactions, the assets of a plastic bottle manufacturer and a specialty packaging manufacturer in the United Kingdom and the assets of a food can manufacturer in Spain, for cash payments of $11. Also during 2000, the Company purchased, for $81, the minority interests in its CarnaudMetalbox Asia Limited subsidiary operations in Thailand, Singapore, Vietnam and China.

During 1999, the Company (i) acquired, in separate transactions, the assets of a beverage can manufacturer in Greece and a food can manufacturer in Spain for cash payments of $49, (ii) sold its composite can business to Sonoco Products for $44, (iii) exercised its right to return Golden Aluminum to ACX Technologies, and (iv) combined its operations in South Africa with certain metal packaging businesses of Nampak Limited to form a new company, with Nampak having a controlling interest.

For financial reporting purposes, the acquisitions above were treated as purchases. The operating results of each acquisition were included in consolidated net income from the date of acquisition.

Crown Cork & Seal Company, Inc.

The following represents the non-cash impact of the acquisitions noted above:

	2000	1999

Fair value of assets acquired, including goodwill	$18	$67
Liabilities assumed	(2)	(18)
Note payable	(5)

Cash paid	$11	$49

K. Lease Commitments

The Company and its subsidiaries lease manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in PP&E. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. The amount of capital leases reported as capital assets, net of accumulated amortization, at December 31, 2001 and 2000 was $40 and $44, respectively.

Under long-term operating leases, minimum annual rentals are $31 in 2002, $24 in 2003, $19 in 2004, $13 in 2005, $10 in 2006, and $35 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $20 due under non-cancelable subleases. Under long-term capital leases, minimum annual rentals are $5 in 2002, $4 in 2003, $5 in 2004, $2 in 2005, $1 in 2006, and $4 thereafter. The present value of future minimum payments on capital leases is $19 with a current obligation of $5. Rental expense (net of sublease rental income of $4 in 2001, $4 in 2000 and $5 in 1999) was $34 in 2001, $36 in 2000 and $31 in 1999.

L. Commitments and Contingent Liabilities

The Company is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock the Company purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation operations and was later merged into the Company.

Prior to 1998, the amounts paid to asbestos claimants were covered by a fund of $80 made available to the Company under a 1985 settlement with carriers insuring the Company through 1976, when the Company became self-insured. Until 1998, the Company considered that the fund was adequate and that the likelihood of exposure in excess of the amount of the fund was remote. This view was based on the Company’s analysis of its potential exposure, the balance available under the 1985 settlement, historical trends and actual settlement ranges. However, an unexpected increase in claims activity, along with several larger group settlements, caused the Company to reevaluate its position. As a consequence, the Company recorded a charge of $125 in 1998 for the uninsured portion of future claims.

Each quarter, the Company continues to review and analyze its claim experience, settlement trends, changes in the litigation environment and other factors to determine the adequacy of its asbestos accruals. In 2000 and again in 2001, the Company engaged an expert in the field of medical demographics to perform an independent evaluation of the Company’s potential asbestos liability. Adjustments to the asbestos accrual are made based on changes to the above-mentioned factors after consultation with the Company’s experts and legal counsel.

During 2001, 2000 and 1999, respectively, the Company (i) received 53,000, 44,000 and 33,000 new claims, (ii) settled or dismissed 31,000, 40,000 and 58,000 claims and (iii) had 66,000, 44,000 and 40,000 claims outstanding at the end of the respective years. The claims above exclude 32,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose

Crown Cork & Seal Company, Inc.

claims the Company believes, based on counsel’s advice, will not, in the aggregate, involve any material liability. During 2001, one jurisdiction accounted for 25,000 claims received, 17,000 of which were settled for $4.

During 2001, 2000 and 1999, respectively, the Company (i) recorded pre-tax charges of $51, $255 and $163 to increase its accrual, (ii) made asbestos-related payments of $118, $94 and $50 and (iii) had outstanding accruals of $347, $420 and $249 at the end of the respective years. The 2001 charge of $51 included an allowance of $6 for an insurance receivable.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value. To date, the Company has paid in excess of $350 in settling claims, which exceeds the value of the acquired company’s assets. The Company has taken appropriate steps to integrate the Pennsylvania legislation into its defense strategy with all claimants nationwide.

Based on the updated report of the independent expert, the Company’s own review, and the view of counsel concerning the possible effects of the new legislation described above, the Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims will range between $347 and $580. The accrual balance of $347 at the end of 2001 includes $157 for committed settlements that will be paid over time. The Company expects total cash payments for asbestos to be approximately $110 in 2002, including $74 under committed settlements.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that these estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s financial position.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $4, $2 and $3 in 2001, 2000 and 1999, respectively. The Company’s balance sheet reflects estimated gross remediation liabilities of $18 and $21 at December 31, 2001 and 2000, respectively, and probable recoveries related to indemnification from the sellers of acquired companies and the Company’s insurance carriers of $2 and $5 at December 31, 2001 and 2000, respectively.

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

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. The Company’s basic raw materials for its products are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to material fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurances, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

Crown Cork & Seal Company, Inc.

M. Restructuring

During 2001, the Company provided $48 ($46 after-tax or $.37 per share) for costs associated with (i) the closure of six U.S. food can plants, two European crown operations, a European food can plant and a European PET bottle plant and (ii) severance related to downsizing three plants in Africa; partially offset by a credit for reversal of severance charges recognized in 2000 for certain restructuring plans which the Company decided not to pursue. Included in the net provision for 2001 were (i) $20 for severance and related benefits, (ii) $20 for asset write-downs, (iii) $14 for lease termination and other exit costs, and (iv) a credit of $6 for the reversal of severance. The severance charge was associated with the termination of approximately 700 employees, 600 of whom were directly involved in manufacturing operations.

During 2000, the Company provided $52 ($37 after-tax or $.29 per share) for costs associated with overhead structure modifications in Europe, the closure of three plants in the Americas division, and the loss on sale of a South American operation to local management. Included in the provision was (i) $42 for severance costs for approximately 1,000 employees, (ii) $5 for lease termination and other exit costs, (iii) $1 for the write-down of assets and (iv) $4 for the loss on sale.

During 1999, the Company recorded a net restructuring credit of $7 ($5 after-tax or $.04 per share), reflecting (i) the reversal of severance and other costs provided for in 1998 for the closing of a plant that the Company did not close and (ii) charges related to a plant closure in Europe and the reorganization of the Company’s worldwide research and development functions. The decision not to close the plant was based on a customer’s decision to increase its purchases in that plant’s market.

The write-downs of assets were made under announced restructuring plans, as the carrying values exceeded the Company’s estimated proceeds from abandonment or disposal. The sale of plant sites typically requires more than one year to complete due to preparations for sale, such as site cleanup and buyer identification, as well as market conditions and the location of the properties.

Balances remaining in the reserves included provisions for current year actions as well as for contracts or agreements for which payments from prior restructuring actions are extended over time. This includes employee-related agreements with unions and governmental agencies as well as lease arrangements with landlords. The balance of the restructuring reserves (excluding asset write-downs that were recorded as a reduction to the related asset accounts) were included in accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components during 2001 were as follows:

	Termination Benefits	Other Exit Costs	Asset Write- downs	Total

Opening balance	$24	$8		$32
Provisions	14	14	$20	48
Payments made	(28)	(5)		(33)
Transfer against assets			(20)	(20)
Other movements*	(2)	(3)		(5)

Closing balance	$8	$14		$22

* Includes translation adjustments

During 2001, payments of $28 were made related to the termination of approximately 800 employees, 600 of whom were involved in direct manufacturing operations.

Crown Cork & Seal Company, Inc.

N. Asset Impairments

During 2001, the Company recorded non-cash asset impairment charges of $215 ($210 after-tax or $1.67 per share) to write-down investments in consolidated and non-consolidated affiliates, goodwill and PP&E. Of the total impairment charge, $204 arose from the Company’s divestitures of certain interests in Africa, including $71 for the reclassification of cumulative translation adjustments to earnings. For details of the divestitures, see Note J above. The remaining impairment charge of $11 was due to the write-down of surplus equipment.

A charge of $26 ($19 after-tax or $.15 per share) was recorded in 2000 to write-off a minority interest in a machinery company and an investment in Moldova due to uncertainty regarding the ultimate recovery of these investments. The events that triggered the impairment reviews by the Company were the Chapter 11 bankruptcy petition filed by the machinery company and the politically unstable environment in Moldova.

O. Assets Held for Sale

As of December 31, 2001 the Company had various assets held for sale, including certain operations and real estate. The operations for sale included investments in Africa and the U.S. as described in Note J, and the Company’s European pharmaceutical packaging business. Proceeds from these asset sales must first be used to repay the Company’s term loan in accordance with that agreement. The carrying values of these net assets were reported in the following balance sheet captions at December 31, 2001:

Receivables	$19
Inventories	26
Investments	24
Property, plant and equipment, net	73
Goodwill , net of amortization	126
Accounts payable and accrued liabilities	(25)
Other net liabilities	(7)

Results of operations for these businesses included in the financial statements for 2001 were:

Net sales	$158
Cost of products sold	109
Depreciation	7
Amortization	6
Selling and administrative expenses	4

P. Capital Stock

During 2001, loans made in prior years to certain executive officers to purchase shares of the Company’s common stock were partially repaid. Upon repayment, $4 was recognized as a credit to paid in capital.

Also during 2001, the Company’s Board of Directors terminated the restricted stock plan for non-employee directors. The plan was replaced by a compensation plan in which the non-employee directors receive a majority of their compensation in the form of Company stock. During 2001, 101,103 shares were issued to the non-employee directors under this new plan.

In February 2000, approximately 8.3 million shares of the Company’s 4.5% cumulative convertible preferred stock (“acquisition preferred”) were converted into approximately 7.6 million shares of the Company’s common stock. No additional shares of acquisition preferred stock were outstanding at December 31, 2001 and 2000.

Crown Cork & Seal Company, Inc.

Also during 2000, the Company repurchased approximately 3.2 million shares of its common stock for an aggregate cost of $49 under a stock repurchase program approved by the Board of Directors in 1998. The repurchase program has been suspended as the Company’s credit agreement, amended and restated on March 2, 2001, prohibits the repurchase of common stock except to meet the requirements for the Company’s stock-based compensation and savings plans.

The Company’s credit facility prohibits the payment of dividends.

The Board of Directors has the authority to issue, at any time or from time to time, up to 30 million shares of additional preferred stock in one or more classes or series of classes. Such shares of additional preferred stock would not be entitled to more than one vote per share when voting as a class with holders of the Company’s common stock. The voting rights and such designations, preferences, limitations and special rights are subject to the terms of the Company’s Articles of Incorporation, determined by the Board of Directors.

Q. Stock Options

As of December 31, 2001, the Company had four active stock-based incentive compensation plans, 1990, 1994, 1997 and 2001. These plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”) and may be subject to the achievement of certain performance goals as determined by the Plan Committee so designated by the Company’s Board of Directors. There have been no issuances of deferred stock or SARs under any of the plans. During 2000, the Company issued 60,000 shares of restricted stock from the 1997 plan. Terms for the 1990, 1994, 1997 and 2001 plans have ended or will end in 2000, 1999, 2002 and 2006, respectively, except with respect to grants and awards then outstanding.

Stock options granted during 2001 generally have a maximum term of ten years and vest over three years. The maximum number of shares of the Company’s common stock authorized for issuance was 5,000,000 under the 1997 plan and 6,000,000 under the 2001 plan.

A summary of stock option activity is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at January 1	7,503,437	$36.70	7,433,760	$38.33	5,298,706	$45.51
Granted	5,907,469	5.17	873,738	22.14	2,722,507	25.64
Exercised
Canceled	(793,767)	34.01	(804,061)	35.98	(587,453)	44.29

Options outstanding
at December 31	12,617,139	$22.11	7,503,437	$36.70	7,433,760	$38.33

Options exercisable
at December 31	7,251,160	$31.15	4,222,630	$40.84	2,681,852	$44.16
Options available for
grant at December 31	2,994,725		2,540,819		2,981,403

Crown Cork & Seal Company, Inc.

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.00 to $ 4.25	4,110,875	9.3	$ 4.24	1,023,875	$ 4.25
$ 4.31 to $ 7.44	1,692,894	8.3	7.43	610,000	7.44
$16.00 to $22.25	1,812,038	8.0	20.93	1,136,200	21.21
$23.94 to $37.50	1,408,353	6.2	31.58	1,003,731	32.25
$37.50 to $54.37	3,592,979	4.5	46.33	3,477,354	46.16

	12,617,139	7.3	$22.11	7,251,160	$31.15

The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost was recognized for its stock-based incentive compensation plans in the results of operations. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS 123, net income/(loss) and earnings/(loss) per share would have been the following pro forma amounts:

		2001	2000	1999

Net income/(loss)	As reported	($ 972)	($ 176)	$ 166
	Pro forma	($ 986)	($ 189)	$ 158

Basic earnings/(loss) per share	As reported	($ 7.74)	($ 1.40)	$ 1.36
	Pro forma	($ 7.85)	($ 1.50)	$ 1.29

Diluted earnings/(loss) per share	As reported	($ 7.74)	($ 1.40)	$ 1.36
	Pro forma	($ 7.85)	($ 1.50)	$ 1.29

The pro forma results may not be representative of the effects on reported income/(loss) in future years. The fair value of each stock option has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999

Risk-free interest rate	4.5%	5.0%	6.4%
Expected life of option (years)	5.9	5.4	5.0
Expected stock price volatility	58.0%	36.8%	26.7%
Expected dividend yield	0.0%	0.0%	4.5%

The weighted average grant-date fair values for options granted during 2001, 2000 and 1999 were $3.36, $13.07, and $5.67, respectively.

Crown Cork & Seal Company, Inc.

R. Debt

	2001	2000

Short-term debt (1)
Commercial paper		$56
U.S. dollar bank loans/overdrafts	$416	55
Other currency bank loans/overdrafts	48	121

Total short-term debt	$464	$232

Long-term debt
U.S. Dollars:
Credit facility borrowings (2)	$1,402	$1,962
Private placements: 7.54% due 2005	105	105
Senior notes and debentures:
7.13% due 2002	350	350
6.75% due 2003 (3)	400	400
6.75% due 2003	200	200
8.38% due 2005	300	300
7.00% due 2006 (3)	300	300
8.00% due 2023	200	200
7.38% due 2026	350	350
7.50% due 2096	150	150
Other indebtedness: rates in 2001 ranging from
2.00% to 10.77%, due 2002 through 2015	60	106

	3,817	4,423

Other currencies:
Credit facility borrowings (2)	741	353
6.00% Euro Bond due 2004	266	281
Other indebtedness in various currencies (average rates in 2001
ranging from 3.54% to 14.3%), due 2003 through 2010	13	35
Capital lease obligations in various currencies	19	25

Total long-term debt	4,856	5,117
Less: current maturities	(381)	(68)

Long-term debt, less current maturities	$4,475	$5,049

(1)

The weighted average interest rates for commercial paper outstanding during 2000 and 1999 were 5.9% and 4.9% respectively. The weighted average interest rates for bank loans and overdrafts outstanding during 2001, 2000 and 1999 were 5.7%, 7.0% and 5.5% respectively.

(2)	A committed $2,500 multicurrency revolving credit facility was in place at both December 31, 2001 and December 31, 2000. At December 31, 2001, $257 was available under the credit facility.
(3)

On December 12, 1996, two wholly owned finance subsidiaries located in the United Kingdom and France sold public debt securities that were fully guaranteed by the Company. The face value of the notes bear interest ranging from 6.75% to 7.0%. The offerings by the subsidiaries, amounting to $700, were simultaneously converted into fixed rate, 8.28% Sterling and 5.75% Euro obligations through cross-currency swaps with various counterparties. In May, 2000, the cross-currency swap on the Euro obligation was converted to a floating rate instrument with a coupon rate of EURIBOR less .89%. At December 31, 2001, the equivalent rate was 2.46%.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 2001 are $381, $2,777, $272, $407 and $305, respectively. Cash payments for interest during 2001, 2000 and 1999 were $469, $385 and $377, respectively (including amounts capitalized of $1 in each of the three years.)

Crown Cork & Seal Company, Inc.

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $3,612 at December 31, 2001.

On March 2, 2001, the Company amended and restated its $2,500 multicurrency revolving credit facility and obtained a new $400 term loan. The amended and restated credit facility bears interest at LIBOR plus 2.5% and the maturity date was extended from February 4, 2002 to December 8, 2003. The term loan bears interest at LIBOR plus 3.5%, with a maturity date of February 4, 2002. In connection with the new facility and the term loan, the Company pledged as collateral the stock of certain of the Company’s subsidiaries and substantially all of the assets of the borrowing companies and the Company’s domestic subsidiaries, except for those assets which are already pledged, are precluded from being pledged under existing or anticipated agreements, or are impractical to pledge under local law. The credit facility and term loan contain covenants which include (i) interest coverage and leverage ratios, (ii) restrictions on the repayment of notes, debentures and private placements, (iii) restrictions on the assumption of indebtedness and payment of dividends and (iv) restrictions on the use of proceeds from asset sales. Any credit facility or term loan repayments made using proceeds from the sale of assets will permanently reduce the funds available under the agreement. At December 31, 2001, there were outstanding letters of credit of $115 including $100 which reduced the borrowings available under the credit facility.

On January 30, 2002, the maturity date for $225 of the term loan was extended to August 4, 2002, and the remaining $175 was subsequently repaid on its original due date using net proceeds of $100 from asset sales and $75 of availability under the credit facility. The term loan balance was further reduced to $201 during the first quarter of 2002 using additional asset sale proceeds. The amended term loan bears an interest rate of LIBOR plus 4.5%.

S. Liquidity

The Company generated cash from operations of $310 in 2001. The cash from operations is net of payments of $469 for interest, $98 for funding of U.S. pension plans, and asbestos-related payments of $118. After capital expenditures of $168, the Company’s remaining cash flow was $142. In 2002, the Company expects that a significant portion of its cash flow will be dedicated to interest and principal payments on its outstanding indebtedness. In addition, the Company is required to fund its U.S. pension plans for approximately $75 in 2002 and expects to make asbestos-related payments of approximately $110. As discussed in Note L, however, many factors influence the Company’s ability to predict its liability for asbestos.

The Company cannot access the commercial paper market due to downgrades in its credit rating and, as a result, the Company funds its operations through its $2,500 multi-currency credit facility.

At December 31, 2001, the Company had $2,543 of senior secured bank debt, including $2,143 due under its credit facility and $400 under its term loan. The Company also had $2,621 of outstanding notes. During the first quarter of 2002, the Company repaid $199 of the term loan with proceeds from asset sales and availability under the senior credit facility. The remaining $201 is due August 4, 2002. The balance of the bank debt of $2,143 is due December 8, 2003. The Company is also obligated to repay notes of $350 on September 1, 2002, $200 on April 15, 2003, and $400 on December 15, 2003. Based upon projections currently available the Company believes it can pay its obligations due in 2002 through cash generated from operating activities and cash on hand.

In order to meet its short-term and long-term obligations, improve its financial position and enhance its ability to refinance or extend the maturity of the bank debt due in December 2003, the Company is reviewing various strategies. Such strategies include generating additional cash from operations, increasing its asset securitizations, disposing of selected assets and restructuring the terms of the Company’s debt, including the possible extension of maturities and principal reduction. Repayment of its scheduled obligations in 2003 will be dependent upon the implementation of one or more of the strategies mentioned above. As a result of the downgrades in the Company’s credit ratings during 2000 and 2001 and the uncertainties regarding its

Crown Cork & Seal Company, Inc.

asbestos-related liabilities, the Company’s ability to obtain new financing has been restricted and there can be no assurance that the Company will be able to access the capital markets in the future, successfully repay, refinance or restructure its debt or complete asset sales on a timely basis or on favorable terms.

T. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, accounts payable, short and long-term debt, foreign currency exchange forwards and swaps, interest rate and cross-currency swaps and commodity forwards. Fair values for cash and cash equivalents, receivables, accounts payable and short-term debt approximated carrying values because of the short-term nature of these instruments. The fair value of long-term debt at December 31, 2001 is disclosed within Note R above. The fair value of derivative financial instruments outstanding at December 31, 2001 is discussed below within each risk management activity. Fair value is generally determined by broker quotes or quoted market prices for the same or similar instruments.

The Company addresses its financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The use of these instruments is currently limited due primarily to recent downgrades in the Company’s corporate credit ratings. To limit its exposure to credit risk from counterparties, the Company diversifies the counterparties used and monitors the concentration of risk. Counterparties to these contracts are major financial institutions. The Company enters into foreign exchange contracts, including forwards and swaps, to reduce the effects of fluctuations in foreign currency exchange rates on its assets, liabilities, firm commitments and anticipated transactions. The Company does not generally hedge its exposure to translation gains or losses on its non-U.S. net assets because local cash flows are often reinvested within the operations which generate them and, where possible, borrowings are obtained in the local functional currency. The Company enters into interest rate and cross-currency swap contracts to reduce interest rate risk and to modify the characteristics of its outstanding debt. The Company, to a lesser extent, enters into commodity forward contracts which are used in combination with commercial supply contracts to minimize its exposure to significant price fluctuations in the basic raw materials for its products. The maturity of the commodity instruments correlate to the actual purchases of the commodities. The Company does not use derivative instruments for trading purposes and enters into only those contracts that it considers appropriate for the conduct of its business.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge relationships. This process includes identifying all derivative instruments that are designated as fair value or cash flow hedges to specific exposures, recognized or anticipated. This designation is performed on the date that the derivative financial instrument is entered into. The Company formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative instrument is highly effective in offsetting changes in the fair values or cash flows of the hedged item. If it is determined that a derivative instrument is not highly effective as a hedge, or if a derivative instrument ceases to be a highly effective hedge, the Company discontinues hedge accounting with respect to that derivative prospectively.

Cash Flow Hedges. The Company designates certain derivative instruments as cash flow hedges of anticipated purchases and sales, including foreign currency denominated intercompany transactions. The risk management objective for these hedges is to protect functional currency cash flows from the effects of volatility in interest and foreign exchange rates and commodity prices. In its effort to reduce risk, the Company uses cross-currency swaps (interest and foreign currency) and foreign exchange and commodity forwards. For hedges of anticipated cash flows outstanding during the year, the ineffective portion of these hedges was not material and no components of the hedge contracts were excluded from the measurement of effectiveness.

Crown Cork & Seal Company, Inc.

The Company has designated two cross-currency swaps to hedge long-term U.S. dollar debt in the U.K. with a notional value of $500. The swaps converted fixed rate U.S. dollar debt into fixed rate sterling debt. The swap agreements mature within two to five years. These swaps were highly effective in reducing the related risk. The fair value of these swaps at December 31, 2001 was a gain of $58 and was reported in non-current assets in the Consolidated Balance Sheet.

The Company also designated commodity and currency forwards to hedge its risk to changes in commodity prices. Contracts outstanding at December 31, 2001 mature between three and thirty-six months. The Company assesses hedge effectiveness based on changes in forward commodity prices and foreign exchange rates. The fair value of these contracts at December 31, 2001 was a loss of $3.

The Company also used foreign currency forwards during 2001 to hedge exposures to foreign currency cash flows related to forecasted foreign currency denominated sales. Fair value on these contracts was reclassified to earnings as revenue when the foreign currency denominated sale affected earnings. There were no such hedges in effect at December 31, 2001.

A reconciliation of current period changes in fair value, net of applicable income taxes, reported in accumulated other comprehensive loss as “derivatives qualifying as hedges” in the Consolidated Statement of Shareholders’ Equity follows:

Transition adjustment as of January 1, 2001	($18)
Current period changes in fair value -net of ($11) tax	21
Reclassification to earnings - net of $2 tax	(7)

Balance at December 31, 2001	($ 4)

During 2001 changes in fair value for outstanding cash flow hedges, primarily cross-currency swaps, amounted to a net gain of $21. This gain primarily reflects the impact of declining market interest rates. The reclassification to earnings, a net charge of $7, includes the transfer out of equity of foreign exchange gains on the remeasurement of the U.S dollar debt into sterling at rates in effect at December 31, 2001; interest, paid or to be paid, appropriately discounted at current market rates; and, to a lesser extent, gains from maturing commodity contracts. During the next twelve months ending December 31, 2002, approximately $3 (net of tax), excluding the impact of fluctuations in exchange rates, is expected to be reclassified to earnings from accumulated other comprehensive loss. This charge includes the fair value of maturing foreign exchange and commodity contracts and the payment and accrual of interest related to the cross-currency swaps. The actual amount that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions, including foreign exchange rates. No amounts were reclassified to earnings during 2001 in connection with forecasted transactions that were no longer considered probable.

Fair Value Hedges. The Company designates certain derivative instruments as fair value hedges of its long-term debt, other recognized assets and liabilities and unrecognized firm commitments. The risk management objective of fair value hedges is to protect the functional currency values on the recognized assets, liabilities and firm commitments from the effects of volatility in interest rates and foreign exchange rates that might occur prior to their conversion into the functional currency. For fair value hedges, except unrecognized firm commitments, the Company excludes the time value component of the derivative instrument in the measurement of hedge effectiveness. Amounts excluded from the assessment and measurement of effectiveness were reported in earnings and amounted to less than $1 before income taxes. The impact on earnings from hedge ineffectiveness was not material.

The Company has designated a cross-currency swap to hedge long-term U.S. dollar debt in France with a notional value of $200. The swap converted fixed rate U.S. dollar debt into variable rate Euro debt indexed to EURIBOR. The swap agreement matures within two years. The fair value of this swap at December 31, 2001

Crown Cork & Seal Company, Inc.

was a gain of $18 and was reported in non-current assets in the Consolidated Balance Sheet. Changes in fair value of the swap were reported in earnings along with changes in the fair value of the hedged long-term debt and foreign exchange adjustments from the remeasurement of the debt. The impact on earnings during 2001 from changes in fair value was a loss of $2 and was reported in interest expense in the Consolidated Statement of Operations.

The Company designates certain foreign currency forward exchange contracts as fair value hedges of recognized assets and liabilities, generally trade accounts receivable and payable, and unrecognized firm commitments. Changes in the fair value of the derivative instruments that are highly effective and that are designated as fair value hedges are reported in earnings. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The fair value of the forward exchange contracts outstanding at December 31, 2001 was not material. There was no gain or loss recognized in earnings as a result of a hedged firm commitment that no longer qualified as a fair value hedge.

U. Earnings Per Share (“EPS”)

The following table summarizes the basic and diluted earnings per share computations for 2001, 2000 and 1999:

	Income/ (loss)	Average Shares	EPS

2001
Net loss before cumulative effect of a change in accounting	($976)		($ 7.77)
Cumulative effect of a change in accounting	4		.03

Basic and diluted EPS	($972)	125.6	($7.74)

2000
Net loss	($174)
Less: Preferred stock dividends	(2)

Basic and diluted EPS	($176)	125.7	($1.40)

1999
Net income	$181
Less: Preferred stock dividends	(15)

Basic and diluted EPS	$166	122.2	$1.36

Basic EPS excludes all potentially dilutive securities and is computed by dividing income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options and convertible preferred stock, in periods when they are not anti-dilutive; otherwise, it is the same as basic EPS.

Basic and diluted EPS are the same for the twelve months ended December 31, 2001, 2000 and 1999. Potentially dilutive common stock equivalents resulting from the assumed conversion of weighted average outstanding preferred stock, amounting to 1.3 million in 2000 and 8.4 million in 1999, would have been anti-dilutive. Also, common shares contingently issuable upon the exercise of outstanding stock options, amounting to 11.9 million in 2001 and 7.7 million in 2000, were excluded from the computation of diluted earnings per share because the exercise prices of the then outstanding options were above the average market price for the related periods.

Crown Cork & Seal Company, Inc.

As discussed in Note P, the acquisition preferred stock was mandatorily converted into common shares in February, 2000.

V. Pensions and Other Retirement Benefits

Pensions. The Company sponsors various pension plans, covering substantially all U.S. and Canadian and some non-U.S. and non-Canadian employees, and participates in certain multi-employer pension plans. The benefits under these plans are based primarily on years of service and the employees’ remuneration near retirement. Contributions to multi-employer plans in which the Company and its subsidiaries participate are determined in accordance with the provisions of negotiated labor contracts or applicable local regulations. The Company’s objective in funding its pension plans is to accumulate funds sufficient to provide for all accrued benefits. In certain countries the funding of pension plans is not a common practice, so the Company has some plans which are not funded.

Plan assets of Company-sponsored plans of $2,823 consist principally of common stocks, fixed income securities and other investments, including $16 of the Company’s common stock.

The 2001, 2000 and 1999 components of pension expense/(income) were as follows:

U.S.	2001	2000	1999

Service cost	$9	$8	$10
Interest cost	88	91	87
Expected return on plan assets	(98)	(127)	(125)
Recognized actuarial loss/(gain)	18	(2)	5
Recognized prior service cost	2	2	2

Total pension expense/(income)	$19	($28)	($21)

Non-U.S.
Service cost	$27	$28	$29
Interest cost	132	136	141
Expected return on plan assets	(227)	(227)	(220)
Recognized actuarial loss	3	2	3
Cost attributable to plant closings		3	2

Total pension income	($65)	($58)	($45)

Additional pension expense of $4, $5 and $6 was recognized in 2001, 2000 and 1999, respectively, for non-Company sponsored plans.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,229, $1,203 and $844, respectively, as of December 31, 2001, and $1,133, $1,111 and $923, respectively, as of December 31, 2000.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $199, $181 and $94, respectively, as of December 31, 2001 and $205, $187 and $102, respectively, as of December 31, 2000.

Crown Cork & Seal Company, Inc.

Changes in the benefit obligations and plan assets for 2001 and 2000 were as follows:

Change in Benefit Obligation	2001	2000

U.S.
Benefit obligation at January 1	$1,198	$1,152
Service cost	9	8
Interest cost	88	91
Plan participants' contributions	1	1
Amendments	1	2
Settlements	(9)
Special termination benefits	5
Actuarial loss	60	66
Benefits paid	(124)	(122)

Benefit obligation at December 31	$1,229	$1,198

	2001	2000

Non-U.S.
Benefit obligation at January 1	$1,942	$1,997
Service cost	27	28
Interest cost	132	136
Plan participants' contributions	7	8
Curtailments		1
Actuarial loss	10	39
Benefits paid	(104)	(107)
Foreign currency exchange rate changes	(59)	(160)

Benefit obligation at December 31	$1,955	$1,942

Change in Plan Assets	2001	2000

U.S.
Fair value of plan assets at January 1	$1,009	$1,279
Actual return on plan assets	(131)	(154)
Employer contributions	98	5
Plan participants' contributions	1	1
Settlements	(9)
Benefits paid	(124)	(122)

Fair value of plan assets at December 31	$844	$1,009

Plan assets less than benefit obligation	($ 385)	($ 189)
Net transition obligation	6	6
Unrecognized actuarial loss	639	372
Unrecognized prior service cost	16	16

Net amount recognized	$276	$205

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost		$24
Accrued benefit liability	($361)	(191)
Intangible asset	23	23
Accumulated other comprehensive income	614	349

Net amount recognized	$276	$205

Crown Cork & Seal Company, Inc.

Additional minimum pension liabilities of $637 and $372 have been recognized at December 31, 2001 and 2000, respectively.

Change in Plan Assets	2001	2000

Non-U.S.
Fair value of plan assets at January 1	$2,284	$2,251
Actual return on plan assets	(161)	283
Employer contributions	20	21
Plan participants' contributions	7	8
Benefits paid	(104)	(107)
Foreign currency exchange rate changes	(67)	(172)

Fair value of plan assets at December 31	$1,979	$2,284

Plan assets in excess of benefit obligation	$24	$342
Unrecognized actuarial loss	473	77
Unrecognized prior service cost	9	11

Net amount recognized	$506	$430

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost	$565	$502
Accrued benefit liability	(117)	(122)
Intangible asset	7	8
Accumulated other comprehensive income	51	42

Net amount recognized	$506	$430

Additional minimum pension liabilities of $58 and $50 have been recognized at December 31, 2001 and 2000, respectively. An obligation for special termination benefits was recorded in 2001 related to the closure of a U.S. food can plant. Settlements in 2001 occurred in the Company’s supplemental executive retirement plan.

The weighted average actuarial assumptions for the Company’s pension plans were as follows:

U.S.	2001	2000	1999

Discount rate	7.3%	7.8%	8.3%
Compensation increase	3.5%	3.5%	3.5%
Long-term rate of return	10.0%	10.5%	10.8%

Non-U.S.
Discount rate	6.5%	7.2%	7.2%
Compensation increase	4.4%	5.2%	5.1%
Long-term rate of return	10.5%	10.5%	11.0%

Other Postretirement Benefit Plans. The Company sponsors unfunded plans to provide health care and life insurance benefits to pensioners and survivors. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Life insurance benefits are generally provided by insurance contracts. The Company reserves the right, subject to existing agreements, to change, modify or discontinue the plans.

Crown Cork & Seal Company, Inc.

The components of the net postretirement benefit cost were as follows:

	2001	2000	1999

Service cost	$5	$4	$4
Interest cost	47	45	41
Recognized prior service cost	(1)	(2)	(1)
Loss attributable to plant closings	2		1

Net periodic benefit cost	$53	$47	$45

The following provides the components of the changes in the benefit obligation, and reconciles the obligation to the amount recognized:

	2001	2000

Benefit obligations at January 1	$633	$571
Service cost	5	4
Interest cost	47	45
Special termination benefits	3
Actuarial loss	48	71
Benefits paid	(58)	(56)
Foreign currency exchange rate changes	(1)	(2)

Benefit obligation at December 31	677	633
Unrecognized actuarial loss	(109)	(61)
Unrecognized prior service cost	5	7

Net amount recognized	$573	$579

Special termination benefits were incurred in 2001 for the closing of a U.S. food can plant.

The health care accumulated postretirement benefit obligation was determined at December 31, 2001 and 2000 using health care trend rates of 8.5% and 8.6%, respectively, decreasing to 4.9% over seven years and eight years, respectively. The assumed long-term rate of compensation increase used for life insurance was 3.5% at both December 31, 2001 and 2000. The discount rate was 7.2% and 7.7% at December 31, 2001 and 2000, respectively. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligation by $46 and the total of service and interest cost by $4.

Employee Savings Plan. The Company sponsors a Savings Investment Plan which covers substantially all domestic salaried employees who are 21 years of age. The Company matches up to 1.5% of a participant’s compensation.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2001 and 2000 were 606,657 and 218,351, respectively, and the Company’s contributions were less than $1 in both years.

Crown Cork & Seal Company, Inc.

W. Income Taxes

Pre-tax income/(loss) for the years ended December 31 was taxed under the following jurisdictions:

	2001	2000	1999

U.S.	($372)	($398)	($35)
Foreign	(72)	181	344

	($444)	($217)	$309

The provision/(benefit) for income taxes consists of the following:

Current tax provision:
U.S. Federal		$1	$19
State and foreign	$48	37	47

	48	38	66

Deferred tax provision:
U.S. Federal	452	(128)	14
State and foreign	28	32	25

	480	(96)	39

Total	$528	($58)	$105

Prior to the fourth quarter of 2001, the Company considered it more likely than not that its U.S. deferred tax assets would be fully realized though income from operations and certain contemplated transactions, including asset divestitures and a debt restructuring. Due to declining U.S. profits, the inability to consummate the contemplated transactions in 2001, and the uncertainty as to the prospects for future success of any such transactions, the Company determined that it was not likely that the tax assets would be realized in the foreseeable future. Accordingly, during the fourth quarter of 2001, the Company established a valuation allowance of $659 to fully reserve its net U.S. deferred tax assets as of December 31, 2001. This allowance included a charge of $452 as shown in the table above for pre-2001 deferred tax assets, $114 for benefits not recognized on current-year losses, and $93 for the deferred tax on the current year addition to the minimum pension liability. The federal provision of $452 included a charge of $122 for deferred tax assets that were set up for prior years’ additional minimum pension liability. In the event that the minimum pension liability is substantially eliminated in future periods, the Company will recognize an income tax benefit of $122.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	2001	2000	1999

U.S. statutory rate	35.0%	35.0%	35.0%
Non-U.S. operations at different rates	3.2	10.6	(10.4)
Effect of non-U.S. statutory rate changes	.5		(1.9)
Acquisition of goodwill	(8.9)	(18.7)	13.9
Valuation allowance	(132.5)	(.1)	(2.9)
Impairment loss on African subsidiaries	(16.1)
Other items, net	(.1)	(.1)	.3

Effective income tax rate	(118.9)%	26.7%	34.0%

The valuation allowance caption for 2001 includes the charge to fully reserve the Company’s net U.S. deferred tax assets and for 2000 and 1999 includes a benefit for the reduction of reserves for tax contingencies, offset by a net charge for valuation allowance adjustments. The impairment loss on African subsidiaries caption

Crown Cork & Seal Company, Inc.

includes the non-deductible write-off of goodwill and accumulated foreign currency translation adjustments. Further information on this impairment loss is included in Note N to the consolidated financial statements.

The Company paid taxes (net of refunds) of $54, $43 and $47 in 2001, 2000 and 1999, respectively.

The components of deferred tax assets and liabilities at December 31, were:

	2001		2000

	Asset	Liability	Asset	Liability

Depreciation		$303		$348
Tax loss and credit carryforwards	$428		$270
Postretirement and postemployment benefits	203		205
Pensions		23		73
Asbestos	121		147
Inventories		14		18
Accruals and other	126	57	132	56

	878	397	754	495
Valuation allowance	(766)		(104)

	$112	$397	$650	$495

Prepaid expenses and other current assets included $12 and $17 of deferred tax assets at December 31, 2001 and 2000, respectively.

Carryforwards of $35 expire over the next five years; $291 expire in years six through twenty; and $102 can be utilized over an indefinite period.

The valuation allowance of $766 included $58 which, if reversed in future periods, will reduce goodwill.

The cumulative amount of the Company's share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $816 and $848 as of December 31, 2001 and 2000, respectively. Management has no plans to distribute such earnings in the foreseeable future.

X. Segment Information

The Company is organized on the basis of geographic regions with three reportable segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and South and Central America. Europe includes Europe, Africa and the Middle East. Although the economic environments within each of these reportable segments are quite diverse, they are similar in the nature of their products, the production processes, the types or classes of customers for products and the methods used to distribute products. Asia-Pacific, although below reportable segment thresholds, has been designated as a reportable segment because considerable review is made of this region for the allocation of resources. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. "Corporate" includes Corporate Technology and headquarters costs.

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

Crown Cork & Seal Company, Inc.

The tables below present information about reportable segments for the years ended December 31, 2001, 2000 and 1999:

	December 31, 2001
	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$3,666	$3,200	$321		$7,187
Depreciation & amortization	212	259	21	$7	499
Provision for asbestos				51	51
Provision for restructuring	36	12			48
Provision for asset impairments	2	206	7		215
Segment income/(loss)	69	48	20	(136)	1
Capital expenditures	75	82	6	5	168
Equity investments	34	65			99
Deferred tax assets	5	100	11	1	117
Segment assets	3,364	5,644	388	224	9,620

	December 31, 2000
	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$3,742	$3,239	$308		$7,289
Depreciation & amortization	209	255	24	$7	495
Provision for asbestos				255	255
Provision for restructuring	15	34		3	52
Provision for asset impairments		8		18	26
Segment income/(loss)	199	300	22	(356)	165
Capital expenditures	119	132	6	5	262
Equity investments	24	115		3	142
Deferred tax assets	306	113	12	147	578
Segment assets	4,358	6,066	424	311	11,159

	December 31, 1999
	Americas	Europe	Asia-Pacific	Corporate	Total

External sales*	$3,962	$3,703	$333		$7,998
Depreciation & amortization	210	275	25	$12	522
Provision for asbestos				163	163
Provision for restructuring	(14)	2		5	(7)
Segment income/(loss)	398	454	31	(237)	646
Capital expenditures	112	152	10	6	280
Equity investments	26	134		18	178
Deferred tax assets	126	141		75	342
Segment assets	4,358	6,452	501	234	11,545

A reconciliation of segment income to consolidated pre-tax income for the years ended December 31, 2001, 2000 and 1999 is as follows:

INCOME	2001	2000	1999

Segment income	$1	$165	$646
Interest expense	455	393	367
Interest income	(18)	(20)	(25)
(Gain)/loss on sale of assets	(2)	1	(18)
Translation and exchange adjustments	10	8	13

Income/(loss) before income taxes	($444)	($217)	$309

Crown Cork & Seal Company, Inc.

For the years ended December 31, 2001, 2000 and 1999, no one customer accounted for more than 10% of the Company's consolidated net sales.

Sales for major products were:

PRODUCTS	2001	2000	1999

Metal beverage cans and ends	$2,349	$2,339	$2,461
Metal food cans and ends	2,057	2,135	2,489
Other metal packaging	1,171	1,243	1,381
Plastic packaging	1,550	1,495	1,508
Other products	60	77	159

Consolidated net sales*	$7,187	$7,289	$7,998

Sales and long-lived assets for the major countries in which the Company operates were:

GEOGRAPHIC
	Net Sales*			Long-lived Assets

	2001	2000	1999	2001	2000	1999

United States	$2,898	$2,981	$3,250	$985	$1,103	$1,162
United Kingdom	834	876	1,044	389	446	494
France	657	690	798	205	242	270
Other	2,798	2,742	2,906	1,039	1,178	1,329

Consolidated total	$7,187	$7,289	$7,998	$2,618	$2,969	$3,255

*

Net sales for 1999 have been restated for the change in reporting of shipping and handling fees and costs upon the adoption of EITF 00-10 by the Company in the fourth quarter of 2000. See Note B for further details.

Crown Cork & Seal Company, Inc.

Quarterly Data (unaudited)

(in millions)	2001							2000

	First		Second		Third	Fourth		First	Second		Third	Fourth

Net sales*	$1,658		$1,878		$1,985	$1,666		$1,699	$1,935		$2,019	$1,636
Gross profit**	166	(1)	240		219	65	(4)	249	236	(6)	276	115	(8)
Net income/(loss)
available to common
shareholders	(46	)(1)(2)	5	(3)	(13)	(918	)(5)	21	(4	)(7)	44	(237	)(9)

Earnings/(loss) per
average common
share: +
Basic and diluted	($.37	)(1)(2)	$.04	(3)	($.10)	($7.30	)(5)	$.17	($.03	)(7)	$.35	($1.89	)(9)
Dividends***								.25	.25		.25	.25
Average common
shares
outstanding:
Basic	125.6		125.6		125.6	125.7		123.9	127.4		125.8	125.6
Diluted	125.6		125.6		125.6	125.7		128.6	127.4		125.8	125.6

Common stock
price range:****
High	$9.75		$5.90		$5.04	$3.04		$24.19	$18.31		$16.19	$10.63
Low	3.35		2.51		2.00	.83		13.00	14.38		10.13	2.94
Close	4.05		3.75		2.29	2.54		16.00	15.00		10.69	7.44

†

Diluted earnings per share for 2001 and 2000 are the same as basic because common stock equivalents, including stock options and convertible preferred stock, were not material or inclusion in the calculations would have been anti-dilutive. For further details see Note U to the consolidated financial statements.

*

In the fourth quarter of 2000, the Company adopted EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”As a result, prior year’s quarterly net sales and cost of products sold have been increased by $59, $59, $65 and $61. See Note B for additional details.

**	The Company defines gross profit as net sales less cost of products sold, depreciation and amortization (excluding goodwill amortization) and the provision for restructuring.
***	No cash dividends were paid in 2001.
****	Source:New York Stock Exchange – Composite Transactions
(1)	Includes net pre-tax restructuring charges of $2 ($1 after taxes or $.01 per share).
(2)

Includes an after-tax credit of $4 or $.03 per share for the cumulative effect of a change in accounting. Excluding the impact of a change in accounting and the restructuring charges in (1) above, net loss was $49 or $.39 per share. See Notes A and M for additional details.

(3)

Includes pre-tax impairment charges of $4 ($3 after taxes or $.02 per share) and a net restructuring credit of $1. Net income, after excluding the impairment charges, net restructuring credit and a gain on the sale of assets of $1 ($1 after-tax or $.01 per share) was $6. Earnings per share was unchanged.

(4)	Includes pre-tax restructuring charges of $47.
(5)

Includes after-tax charges for (i) asset impairments of $207 or $1.65 per share, from the announced sale of certain African operations to Nampak Ltd., (ii) restructuring activities of $46 or $.37 per share, (iii) a provision for asbestos of $51 or $.41 per share and (iv) a gain on the sale of assets of $1 or $.01 per share along with tax charges of $510 or $4.06 per share to increase the valuation allowance associated with net U.S. deferred tax assets. Excluding the impact of these adjustments, net loss was $105 or $.84 per share. See Notes L, M and N for additional details.

(6)	Includes restructuring charges of $51 and a bad debt provision of $20 for a food can customer in bankruptcy proceedings.

Crown Cork & Seal Company, Inc.

(7)

Includes after-tax charges for (i) restructuring activities of $36 or $.28 per share, (ii) asset impairments of $19 or $.15 per share and (iii) a bad debt provision of $13 or $.10 per share referred to in (6) above. Excluding the impact of the restructuring and impairment charges and the bad debt provision, net income was $64 or $.50 per share. See Notes D, M and N for additional details.

(8)

Includes pre-tax bad debt provision of $35 ($23 after-tax or $.18 per share) and a pre-tax restructuring credit and related loss on sale of a South American operation totaling $1 net of tax or $.01 per share. See Notes D and M for further details.

(9)

Includes after-tax charges for asbestos of $166 or $1.32 per share, and a loss on the sale of assets of $1 or $.01 per share. Excluding the impact of these items, and the bad debt provision and restructuring adjustment in (8), net loss was $46 or $.37 per share. See Note L for further details.

Crown Cork & Seal Company, Inc.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C Additions			COLUMN D	COLUMN E

Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts	Deductions- Write-Offs	Balance at end of period

For the Year Ended December 31, 2001

Allowances deducted from assets to which they apply:

Trade accounts receivable	$116	$ 5			$26	$ 95

Deferred tax assets	104	574	*	$93	5	766

* Includes $452 for pre-2001 U.S. deferred tax assets and $114 for tax benefits not recognized on 2001 U.S. losses.

For the Year Ended December 31, 2000

Allowances deducted from assets to which they apply:

Trade accounts receivable	48	74	**	6	116

Deferred tax assets	146	(7)		35	104

** Includes $55 for the provisions against bad debts for a U.S. food can customer that has filed a voluntary Chapter 11 bankruptcy petition.

For the Year Ended December 31, 1999

Allowances deducted from assets to which they apply:

Trade accounts receivable	45	18		15	48

Deferred tax assets	94	18	38	4	146

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Crown Cork & Seal Company, Inc.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is set forth on pages 4 through 6 of the Company’s Proxy Statement dated March 22, 2002, in the section entitled “Election of Directors” and on page 26 in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Present Title

John W. Conway	56	Chairman of the Board, President
		and Chief Executive Officer

Alan W. Rutherford	58	Vice Chairman of the Board,
		Executive Vice President and
		Chief Financial Officer

William R. Apted	54	Executive Vice President and
		President-European Division

Frank J. Mechura	59	Executive Vice President and
		President-Americas Division

William H. Voss	56	Executive Vice President and
		President-Asia-Pacific Division

Timothy J. Donahue	39	Senior Vice President - Finance

Thomas A. Kelly	42	Vice President and Corporate
		Controller

ITEM 11. EXECUTIVE COMPENSATION

The information set forth on pages 8 through 14 of the Company’s Proxy Statement dated March 22, 2002, in the section entitled “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth on pages 2 through 6 of the Company’s Proxy Statement dated March 22, 2002, in the sections entitled “Proxy Statement-Meeting, April 25, 2002” and “Election of Directors” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth on pages 4 through 6 of the Company’s Proxy Statement dated March 22, 2002, in the section entitled “Election of Directors” and is incorporated herein by reference.

Crown Cork & Seal Company, Inc.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this report:

(1)	All Financial Statements:

Crown Cork & Seal Company, Inc. and Subsidiaries (see Part II pages 26 through 56 of this Report).

(2)	Financial Statement Schedules:

Schedule Number

II.- Valuation and Qualifying Accounts and Reserves (see page 59 of this Report).

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

3.a

Amended and Restated Articles of Incorporation of Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 8-A dated February 20, 1996 (File No. 1-2227)).

3.b

By-laws of Crown Cork & Seal Company, Inc., as amended (incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-2227)).

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

4.m

Amendment and Restatement dated as of February 4, 2002, to and in respect of the Credit Agreement dated as of February 4, 1997, as previously amended and restated on March 2, 2001, among the Registrant, the Subsidiary Borrowers referred to therein, the Lenders referred to therein and JP Morgan Chase Bank, as Administrative Agent.

4.n

U.S. Pledge Agreement dated, as of March 2, 2001 among the Registrant, the Subsidiary Pledgors referred to therein and the Chase Manhattan Bank, as Collateral Agent (incorporated by reference to Exhibit 4.n of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-2227)).

4.o

U.S. Security Agreement, dated as of March 2, 2001 among the Registrant, the Subsidiary Grantors referred to therein and the Chase Manhattan Bank, as Collateral Agent Agent (incorporated by reference to Exhibit 4.0 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-2227)).

4.p

U.S. Guarantee Agreement, dated as of March 2, 2001 among the Subsidiary Guarantors referred to therein and the Chase Manhattan Bank, as Collateral Agent Agent (incorporated by reference to Exhibit 4.p of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-2227)).

4.q

Indemnity, Subrogation and Contribution Agreement, dated as of March 2, 2001 among the Registrant, the Subsidiary Borrowers referred to therein, each Subsidiary Guarantor referred to therein, and the Chase Manhattan Bank, as Administrative Agent Agent (incorporated by reference to Exhibit 4.q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-2227)).

4.r

Collateral Sharing Agreement, dated as of March 2, 2001 among the Registrant, the Subsidiary Grantors referred to therein and the Chase Manhattan Bank, as Collateral Agent Agent (incorporated by reference to Exhibit 4.r of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-2227)).

4.s

Amended and Restated Rights Agreement, dated as of May 25, 2000, between Crown Cork & Seal Company, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Registrant's Registration Statement on Form 8-A, dated May 30, 2000 (File No. 1-2227)).

Crown Cork & Seal Company, Inc.

4.t

Indenture, dated December 17, 1996, among the Company, Crown Cork &Seal Finance PLC, Crown Cork &Seal Finance S.A. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

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

10.a.

Receivables Purchase Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, among Crown Cork &Seal Receivables (DE) Corporation, as Seller, Crown Cork &Seal Company (USA), Inc., as Servicer, the banks and other financial institutions partly thereto, as Purchasers, and Citibank, N.A., as the Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-2227)).

Crown Cork & Seal Company, Inc.

10.b.

Receivables Contribution and Sale Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, among Crown Cork & Seal Company (USA), Inc., Constar, Inc., Risdon-AMS (USA) Inc., Zeller Plastiks, Inc., and Crown Cork & Seal Canada Inc., as Sellers, Crown Cork & Seal Receivables (DE) Corporation, as Buyer, and Crown Cork & Seal Company (USA), Inc., as the Buyer's Servicer (incorporated by reference to Exhibit 10.b of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-2227)).

10.c.

Undertaking Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, made by Crown Cork &Seal Company, Inc., as the Parent, in favor of the Purchasers referred to therein and Citibank, as Agent (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-2227)).

10.d.

Amendment to Receivables Purchase Agreement dated as of June 8, 2001, among Crown Cork & Seal Receivables (DE) Corporation, Crown Cork & Seal Company (USA), Inc., the banks and other financial institutions party thereto as the Initial Purchasers and Citibank, N.A. as administrative agent.

10.e	Employment Contracts:

(1)

Employment contract between Crown Cork & Seal Company, Inc. and John W. Conway dated January 3, 2000 Agent (incorporated by reference to Exhibit 10.a.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(2)

Employment contract between Crown Cork & Seal Company, Inc. and Alan W. Rutherford dated January 3, 2000 (incorporated by reference to Exhibit 10.a.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(3)

Employment contract between Crown Cork & Seal Company, Inc. and William J. Avery dated January 3, 2000 (incorporated by reference to Exhibit 10.a.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

10.f

Retirement Agreement, dated January 4, 2001, between Crown Cork & Seal Company, Inc. and William J. Avery (incorporated by reference to Exhibit 10.a of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-2227)).

10.g

Consulting Agreement, dated February 22, 2001, between Crown Cork & Seal Company, Inc. and William J. Avery (incorporated by reference to Exhibit 10.b of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-2227)).

10.h

Form of Restricted Stock Agreement, dated March 15, 2000 and entered into by Messrs. Avery, Conway and Rutherford (incorporated by reference to Exhibit 10.d of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

10.i

Crown Cork &Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

10.j

Crown Cork &Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated as of June 30, 1999 (incorporated by reference to Exhibit 10.d of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.k	1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

10.l

Amendment No. 1 to the Crown Cork & Seal Company, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.a of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

Crown Cork & Seal Company, Inc.

10.m

Crown Cork &Seal Company, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

10.n

Crown Cork & Seal Company, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

10.o

Amendment No. 1 to the Crown Cork & Seal Company, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.b of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.p

Crown Cork & Seal Company, Inc. 1997 Stock-Based Incentive Plan, amended and restated (incorporated by reference to the Registrant's Definitive Additional materials on Schedule 14A, filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

10.q

Crown Cork & Seal Company, Inc. 2001 Stock-Based Incentive Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.r

Crown Cork &Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.s

Crown Cork &Seal Company, Inc. Pension Plan for outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.t

Crown Cork &Seal Company, Inc. Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Prospectus dated May 31, 1996 forming a part of the Registrant’s Registration Statement on Form S-3 (No. 333-04971) filed with the Securities and Exchange Commission on May 31, 1996).

Exhibits 10.e through 10.s, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

12.	Computation of ratio of earnings to fixed charges.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Accountants.

b)	Reports on Form 8-K

On November 20, 2001 the Registrant filed a Current Report Form 8-K for the following event:

the Company reported under:

Item 5. Other Events

that on November 20, 2001, the Company issued a news release announcing that it intended to delist its shares from the Paris Stock Exchange (Bourse) due to consistently low trading volumes. The action was to be effective on December 27, 2001.

Crown Cork & Seal Company, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Cork & Seal Company, Inc. Registrant
Date:	March 27, 2002
	By:	/s/ Thomas A. Kelly
Thomas A. Kelly Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above:

SIGNATURE	TITLE
/s/ John W. Conway
John W. Conway	Chairman of the Board, President and Chief Executive Officer
/s/ Alan W. Rutherford
Alan W. Rutherford	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer
DIRECTORS
/s/ Jenne K. Britell
Jenne K. Britell	James L. Pate
/s/ Thomas A. Ralph
Arnold W. Donald	Thomas A. Ralph
/s/ Marie L. Garibaldi	/s/ Hugues du Rouret
Marie L. Garibaldi	Hugues du Rouret
/s/ Hans J. Löliger	/s/ Harold A. Sorgenti
Hans J. Löliger	Harold A. Sorgenti
/s/ John B. Neff
John B. Neff