Form 10-Q
period 2002-03-31
CROWN CORK & SEAL CO INC
filed 2002-05-01
CIK 25890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No   ___

There were 125,824,438 shares of Common Stock outstanding as of April 30, 2002.

Crown Cork & Seal Company, Inc.

FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Cork & Seal Company, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended March 31,	2002	2001

Net sales	$1,567	$1,658

Costs, expenses & other income
Cost of products sold, excluding depreciation and amortization	1,305	1,395
Depreciation	90	94
Amortization	1	30
Selling and administrative expense	76	86
Provision for restructuring	2	2
Loss on sales of businesses	24
Interest expense	93	115
Interest income	(3)	(6)
Translation and exchange adjustments	9	3

	1,597	1,719

Loss before income taxes and cumulative effect of a change in accounting	(30)	(61)

Provision for / (benefit from) income taxes	20	(11)
Minority interests, net of equity earnings	(4)

Net loss before cumulative effect of a change in accounting	(54)	(50)

Cumulative effect of a change in accounting		4

Net loss	($54)	($46)

Loss per average common share:
Basic and diluted - before cumulative effect of a change in accounting	($.43)	($.40)

- after cumulative effect of a change in accounting	($.43)	($.37)

Average common shares outstanding:
Basic	125,731,235	125,624,056
Diluted	125,731,235	125,624,056

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)

	March 31,	December 31,
	2002	2001
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$311	$456
Receivables	1,030	996
Inventories	960	862
Prepaid expenses and other current assets	121	108

Total current assets	2,422	2,422

Long-term notes and receivables	14	18
Investments	75	99
Goodwill, net of amortization	3,456	3,625
Property, plant and equipment, net	2,494	2,618
Other non-current assets	811	838

Total	$9,272	$9,620

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$216	$464
Current maturities of long-term debt	378	381
Accounts payable and accrued liabilities	1,586	1,593
Income taxes payable	68	68

Total current liabilities	2,248	2,506

Long-term debt, excluding current maturities	4,510	4,475
Postretirement and pension liabilities	869	874
Other non-current liabilities	732	760
Minority interests	199	201
Shareholders’ equity	714	804

Total	$9,272	$9,620

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Three months ended March 31,	2002	2001

Cash flows from operating activities
Net loss	($54)	($46)
Depreciation and amortization	91	124
Provision for restructuring	2	1
Loss on sales of businesses	24
Cumulative effect of a change in accounting		(4)
Change in other assets and liabilities, other than debt	(155)	(359)

Net cash used in operating activities	(92)	(284)

Cash flows from investing activities
Capital expenditures	(31)	(47)
Net proceeds from sales of businesses	181
Other, net	4	(5)

Net cash provided by / (used in) investing activities	154	(52)

Cash flows from financing activities
Payments of long-term debt	(10)	(17)
Net change in short-term debt	(176)	264
Stock issued	1
Minority dividends paid, net of contributions	(6)	(1)

Net cash provided by / (used in) financing activities	(191)	246

Effect of exchange rate changes on cash and cash equivalents	(16)	(1)

Net change in cash and cash equivalents	(145)	(91)

Cash and cash equivalents at beginning of period	456	382

Cash and cash equivalents at end of period	$311	$291

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Comprehensive	Common	Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Loss	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2001		$780	$1,600	$22	($151)	($1,447)	$804
Net loss	($54)			(54)			(54)
Translation adjustments	(35)					(35)	(35)
Derivatives qualifying as hedges	(2)					(2)	(2)

Comprehensive loss	($91)

Stock issued			1				1

Balance at March 31, 2002		$780	$1,601	($32)	($151)	($1,484)	$714

	Comprehensive	Common	Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Loss	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2000		$780	$1,596	$994	($151)	($1,110)	$2,109
Net loss	($ 46)			(46)			(46)
Translation adjustments	(155)					(155)	(155)
Derivatives qualifying as hedges	(14)					(14)	(14)

Comprehensive loss	($215)

Balance at March 31, 2001		$780	$1,596	$948	($151)	($1,279)	$1,894

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
(Unaudited)

A.	Statement of Information Furnished

The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of March 31, 2002 and the results of its operations and cash flows for the periods ended March 31, 2002 and 2001, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

B.	Accounting Changes

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that amortization of goodwill and other indefinite-lived intangible assets be discontinued upon adoption of the standard. The standard also requires that goodwill and indefinite-lived intangible assets be tested for impairment, at least annually, under the guidelines established. Preliminary testing for impairment has been completed and has indicated that a noncash transitional impairment charge will be required. The Company is currently measuring the level of impairment with the assistance of an appraisal firm. Upon completion of the analysis, the Company will report the charge, retroactive to the first quarter of 2002, as the cumulative effect of a change in accounting.

The impact of prior year goodwill amortization to reported earnings was as follows:

	Quarter Ended March 31,

	2002	2001

Net loss

As reported	($54)	($46)
Addback: Goodwill amortization		29

Adjusted net loss	($54)	($17)

Basic and diluted loss per share:

As reported	($.43)	($.37)
Addback: Goodwill amortization		.23

Adjusted loss per share	($.43)	($.14)

The carrying amount of goodwill decreased by $169 during the first quarter of 2002. Of the decrease, divestitures accounted for $75 in the Americas and $56 in Europe, covering the sale of the Company’s fragrance pumps and pharmaceutical packaging businesses, respectively. The $56 in Europe included $5 for the use of previously unrecognized tax losses in connection with the sales. The remaining decline in goodwill was due to translation adjustments of $38 in Europe.

Crown Cork & Seal Company, Inc.

Identifiable intangible assets as of March 31, 2002, are recorded in other non-current assets in the Consolidated Balance Sheets and, excluding minimum pension assets, are technology based and are not material.

Also effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 established an accounting model, based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for disposal of segments of a business. The standard also requires that long-lived assets classified as held for sale be presented separately in the Consolidated Balance Sheets and eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. Adoption of the standard has had no impact on the Company’s results of operations or financial position.

On January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires that the Company recognize all outstanding derivative instruments on the balance sheet at their current fair values. Upon adoption, the Company recorded an after-tax credit of $4 or $.03 per diluted share to earnings and an after-tax charge of $18 to other comprehensive income in shareholders’ equity. The ongoing impact on the Company from adoption of this standard and the level of use of these instruments will depend on a variety of factors, including, but not limited to, the Company’s ability to access these instruments in the financial markets, the ability of the Company to naturally offset exposures within operating units, fluctuations in interest rates and other market conditions, as well as future interpretive guidance from the Financial Accounting Standards Board (FASB).

C.	Receivables

The Company utilizes receivable securitization agreements in its management of cash flow activities. The Company’s current agreement, entered into during 2001, provides for the accelerated receipt of cash up to $350 on the available pool of North American receivables. Receivables securitized at March 31, 2002 and 2001 were $141 and $110, respectively. Amounts under these securitizations are reported as a reduction in receivables in the Consolidated Balance Sheets. During the first quarter of 2002 and 2001, the Company recorded fees related to the outstanding receivable securitizations amounting to approximately $2 and $3, which were reported as interest expense within the Consolidated Statements of Operations.

D.	Inventories

	March 31,	December 31,
	2002	2001

Finished goods	$414	$314
Work in process	108	112
Raw material and supplies	438	436

	$960	$862

Crown Cork & Seal Company, Inc.

E.	Debt and Liquidity

At March 31, 2002 the Company had $2,190 of senior secured bank debt due December 8, 2003, and a secured term loan of $144 due August 4, 2002. In addition to the credit facility and the term loan, the Company has $2,617 of outstanding notes, including $350 due on September 1, 2002, $200 on April 15, 2003 and $400 on December 15, 2003. Based upon projections currently available, the Company believes it can pay its obligations due in 2002 through cash generated from operating activities and cash on hand.

In order to meet its short-term and long-term obligations, improve its financial position, and enhance its ability to refinance or extend the maturity of the bank debt due in December 2003, the Company is reviewing various strategies. Such strategies include generating additional cash from operations, issuing debt or equity securities, increasing its asset securitizations, disposing of selected assets and restructuring the terms of the Company’s debt. Repayment of its scheduled obligations in 2003 will be dependent upon the implementation of one or more of the strategies mentioned above. As a result of the Company’s current credit ratings and the uncertainties regarding its asbestos-related liabilities, the Company’s ability to obtain new financing has been restricted and there can be no assurance that the Company will be able to access the capital markets in the future, successfully repay, refinance or restructure its debt or complete asset sales on a timely basis or on favorable terms.

F.	Supplemental Cash Flow Information

Cash payments, including prepayments, for interest, net of amounts capitalized, were $76 and $121 during the three months ended March 31, 2002 and 2001, respectively. Cash payments for income taxes were $6 in both years.

G.	Derivative Financial Instruments

The Company uses derivative financial instruments, including swaps and forwards, to manage certain foreign currency, interest rate and commodity price exposures. With the adoption of SFAS 133 in 2001, the Company has recognized the fair values of these instruments within its Consolidated Balance Sheets. At March 31, 2002 the fair values of cross-currency swaps of $85 were reported in non-current assets. The fair values of other outstanding instruments, a net credit of $2, were reported in current assets and current liabilities.

The Company has designated two cross-currency swaps as cash flow hedges of its long-term U.K. foreign-denominated debt. The Company has also designated foreign exchange and commodity forwards as cash flow hedges of certain anticipated foreign exchange and commodity transactions. The fair value for the instruments designated in these hedges are accumulated in other comprehensive income in shareholders’ equity and are reclassified into earnings when the related hedged items impact earnings. The changes in other comprehensive income in shareholders’ equity associated with hedging activities during the quarters ended March 31, 2002 and 2001 were as follows:

	2001	2000

Balance at January 1	($4)
Transition adjustment upon adoption of SFAS 133 - net of tax		($18)
Current period changes in fair value - net of tax	3	17
Reclassifications to earnings - net of tax	(5)	(13)

Balance at March 31	($6)	($14)

Crown Cork & Seal Company, Inc.

During the next twelve months ending March 31, 2003, approximately $2 after-tax is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months will vary from this amount due to changing market conditions. No amounts were reclassified to earnings during the first quarter of 2002 in connection with forecasted transactions that were no longer considered probable.

H.	Restructuring

During the first quarter of 2002, the Company provided $2 for termination benefits associated with the closure of two European crown operations.

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

Remaining balances in the reserves represent contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding any write-down of assets which is reflected as a reduction of the related asset account) is included within accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components in the first quarter of 2002 were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Opening balance	$ 8	$14	$22
Provision	2		2
Payments made	(4)	(1)	(5)
Other	(1)		(1)

Closing balance	$ 5	$13	$18

I.	Divestitures

During the quarter of 2002, the Company completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, and its 15% shareholding in Crown Nampak (Pty) Ltd. for total net proceeds of $181. A net loss of $32 was recognized in connection with these sales, including a tax charge of $8. The Company has reached an agreement to sell certain other businesses in Africa for $25. These businesses had sales of $13 for the quarter ended March 31, 2002, and total assets of $46 as of March 31, 2002.

J.	Commitments and Contingent Liabilities

The Company is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock the Company purchased in 1963. Approximately 90 days after the stock purchase this U.S. company sold its insulation operations and was later merged into the Company.

As of March 31, 2002, the Company’s accrual for pending and future asbestos-related claims was $317, a decease of $30 since December 31, 2001 due to payments made during the first three months of 2002. The 2002 payments included amounts for claims that were settled in previous years. The accrual of $317 includes $139 for committed settlements that will be paid over time.

Crown Cork & Seal Company, Inc.

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value. Relying upon the new legislation, on February 7, 2002 the Company filed a motion for summary judgment in all asbestos-related cases pending against it in the Philadelphia Court of Common Pleas (In re Asbestos Litigation, October Term 1986, Number 001). The plaintiffs in these cases have opposed the Company’s motion and are contesting the validity of the Pennsylvania legislation. The plaintiffs claim that the legislation is procedurally inapplicable and that, if applicable, it violates due process and other causes of the United States and Pennsylvania constitutions. For more information see the discussion of the Company’s potential liability for asbestos cases under “Critical Accounting Policies” in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company is also subject to various lawsuits and claims with respect to matters such as governmental and environmental regulations and other actions arising in the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consultation with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.

K.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended March 31, 2002 and 2001 respectively:

	2002			2001

		Average			Average
	Loss	shares	EPS	Loss	shares	EPS

Net loss before cumulative effect of a change in accounting	($54)	125.7	($.43)	($50)	125.6	($.40)

Cumulative effect of a change in accounting				4		.03

Net loss - basic	(54)	125.7	( .43)	(46)	125.6	( .37)

Effect of dilutive securities: stock options

Net loss - diluted	($54)	125.7	($.43)	($46)	125.6	($.37)

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 8.3 million shares at March 31, 2002 and 9.3 million shares at March 31, 2001. These shares were excluded from the computation of diluted earnings per share because the exercise prices of the then outstanding options were above the average market price for the related periods. The effect of dilutive stock options of .7 million shares in 2002 were also excluded because of their anti-dilutive effect on the net loss.

Crown Cork & Seal Company, Inc.

L.	Segment Information

The Company maintains three operating segments, defined geographically: Americas, Europe and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters costs. Divisional headquarters costs are maintained within the operating segments. The interim segment information is as follows:

Quarter ended March 31,

2002	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$792	$698	$77		$1,567
Provision for restructuring		2			2
Segment income	44	61	8	($20)	93

2001

External sales	843	741	74		1,658
Provision for restructuring	4	(2)			2
Segment income *	11	62	5	(27)	51

* Segment income includes goodwill amortization of $10 for the Americas and $19 for Europe.

The following table reconciles the Company’s segment income to the consolidated pre-tax loss:

	Three Months Ended March 31,

	2001	2000

Total segment income	$93	$ 51
Loss on sale of assets	24
Interest expense	93	115
Interest income	(3)	(6)
Translation and exchange adjustments	9	3

Consolidated pre-tax loss	($30)	($ 61)

Crown Cork & Seal Company, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

Introduction

The following discussion presents management’s analysis of the results of operations for the three months ended March 31, 2002 compared to the corresponding period in 2001 and the changes in financial condition and liquidity from December 31, 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, along with the consolidated financial statements and related notes included in and referred to within this report.

Results of Operations

Net Loss and Loss Per Share

Net loss for the quarter ended March 31, 2002, was $54 or $.43 per share versus a loss of $46 or $.37 per share for the first quarter of 2001. The results for 2002 included an after-tax charge of $2 ($.02 per share) for restructuring costs, as described later in this discussion, an after-tax loss on the sale of assets of $32 ($.25 per share) and a loss of $7 ($.06 per share) on the devaluation of the Argentine peso. The results for 2001 included an after-tax charge of $1 ($.01 per share) for restructuring costs and an after-tax credit of $4 ($.03 per share) for the cumulative effect of a change in accounting for the adoption of SFAS 133. Excluding the charges and credit noted above, earnings per share in the first quarter of 2002 was a loss of $.10 per share versus a loss of $.39 per share in the prior year period. The improvement was due primarily to a change in accounting which, beginning in 2002, eliminated goodwill amortization ($.23 per share in the first quarter of 2001) and improved pricing in the Americas Division, partially offset by higher pension expense in the U.S. and lower pension income in the U.K.

Net Sales

Net sales in the first quarter of $1,567 were $91 or 5.5% below the prior year period sales of $1,658. The decrease in 2002 included $43 due to currency translation and $17 due to divested operations. Excluding the effects of currency translation and divested operations, net sales were $31 or 1.9% less than the prior year period, reflecting the pass-through of lower raw material costs and volume decreases in some product lines, partially offset by increased selling prices in other product lines. Sales from U.S. operations accounted for approximately 40% of consolidated net sales in the first quarter of both years. Sales of beverage cans and ends accounted for approximately 33% and sales of food cans and ends accounted for approximately 27% of consolidated net sales in the first quarter of 2002, as compared to 31% and 28%, respectively, in the same period in 2001.

An analysis of comparative net sales by operating division follows:

	Net Sales

	First Quarter		Increase / (Decrease)

Division:	2002	2001	$	%

Americas	$ 792	$ 843	($51)	(6.0)
Europe	698	741	(43)	(5.8)
Asia-Pacific	77	74	3	4.1
Corporate

	$1,567	$1,658	($91)	(5.5)

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Excluding unfavorable currency translation of $12 and divested operations of $14, net sales in the Americas Division decreased $25 or 3.0% versus the first quarter of 2001 due to (i) lower sales unit volumes of beverage, food and aerosol cans in North America and (ii) the pass-through of lower raw material costs; partially offset by (i) increased selling prices for North American beverage, food and aerosol cans and (ii) increased sales unit volumes of plastic containers and closures. First quarter sales in Brazil and Argentina were lower than the prior year due to the economic turmoil in Argentina.

Net sales in the European Division, excluding $30 of unfavorable currency translation, decreased $13 or 1.8% compared to the first quarter of 2001 due to the pass-through of lower raw material costs in the plastics businesses and lower sales unit volumes. A decline in sales unit volumes in food and aerosol cans was partially offset by increased beverage can units across the division.

Net sales in the Asia-Pacific Division increased to $77 as compared to $74 in the first quarter of 2001 due to increased demand for beverage cans in China and throughout Southeast Asia.

Cost of Products Sold

Cost of products sold, excluding depreciation and amortization, was $1,305 for the quarter ended March 31, 2002, a decrease of $90 compared to the same period in 2001.

As a percentage to net sales, cost of products sold was 83.3% compared to 84.1% for the first quarter of 2001.

Selling and Administrative

Selling and administrative expenses were $76 for the first quarter of 2001 as compared to $86 for the same period of the prior year. The expenses in 2001 included $5 for employee separation costs. Currency translation also contributed $1 to the decrease from 2001.

Provision for Restructuring

During the first quarter of 2002, the Company provided $2 for severance costs in connection with the closing of two crown plants in Europe.

During the first quarter of 2001, the Company provided $4 for the costs associated with the closure of a U.S. food can plant. Also during the first quarter of 2001, the Company recorded a restructuring credit of $2 for the reversal of severance costs related to a charge of $47 provided during the second quarter of 2000.

Additional details about the restructuring activity is provided in Note H to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Income

Consolidated operating income was $93 as compared to $51 in the first quarter of 2001, including pre-tax restructuring charges of $2 in each year. Excluding restructuring charges, operating income in the first quarter of 2002 was 6.1% of net sales versus 3.2% in 2001.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of operating income by division follows:

	Operating Income (excluding restructuring)

	First Quarter		Increase / (Decrease)

Division:	2002	2001	$	%

Americas	$44	$15	$29	193.3
Europe	63	60	3	5.0
Asia-Pacific	8	5	3	60.0
Corporate	(20)	(27)	7	25.9

	$95	$53	$42	79.2

Americas Division operating income, excluding restructuring charges, was 5.6% of net sales in 2002 as compared to 1.8% for the same period of 2001. The increase in operating income in 2002 was primarily due to increased selling prices for North American beverage, food and aerosol cans and the adoption of SFAS 142 which requires that goodwill no longer be amortized. Goodwill amortization was $10 in the Americas Division in the first quarter of 2001. These improvements were partially offset by an increase in noncash pension expense of $9.

European Division operating income, excluding restructuring charges and credits, as a percentage of net sales was 9.0% in the first quarter of 2002 as compared to 8.1% in 2001. The improvement was primarily due to the adoption of SFAS 142 which requires that goodwill no longer be amortized. Goodwill amortization was $19 in the first quarter of 2001. This improvement was partially offset by a decrease of $10 in noncash pension income, and an overall net volume loss in the division. Food can and specialty can volumes were down marginally while beverage can volumes increased versus the prior year.

Asia-Pacific Division operating income of $8 increased $3 over the same period of the prior year, primarily due to increased demand for beverage cans in China and throughout Southeast Asia.

Loss on Sales of Businesses

During the first quarter of 2002, the Company completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, and its 15% shareholding in Crown Nampak (Pty) Ltd. for total net proceeds of $181. A net loss of $32 was recognized in connection with these sales, including a tax charge of $8.

Net Interest Expense

Net interest expense decreased $19 in 2002 as compared to 2001, primarily due to lower interest rates and lower average debt outstanding. The lower average debt outstanding primarily reflects the Company’s continued emphasis on reducing its working capital and proceeds from sales of businesses.

Translation and Exchange Adjustments

The results for the first quarter of 2002 included a translation loss of $7 for currency devaluation in Argentina.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Taxes on Income

The first quarter of 2002 included a tax charge of $20 on a pre-tax loss of $30 because (i) the pre-tax loss of $24 for asset disposals has a corresponding tax charge of $8 due to the nondeductible write-off of goodwill, and (ii) there was no tax benefit recognized on U.S. losses as the current year benefit was fully reserved by an increase in the valuation allowance.

The effective tax rate for the first quarter of 2001, excluding non-deductible goodwill amortization of $29, was approximately 34%.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $4 in 2002 compared to the first quarter of 2001. The increase is due to increased profits in the beverage can operations in Brazil, China and Vietnam.

Liquidity and Capital Resources

Cash from Operations

Cash of $92 was used by operations in the first three months of 2002 versus $284 over the same period in 2001. The improvement was due to (i) improved operating results, (ii) reduced interest payments, including prepayments made in 2001 in connection with the Company’s amended and restated multicurrency credit facility and new term loan and (iii) the Company’s continued focus on working capital management.

Cash flow from operations included $31 generated from the Company’s receivables securitization programs. The Company’s North American program provides for the accelerated receipt of up to $350 of cash on available receivables. At March 31, 2002, receivables securitized were $141.

Investing Activities

Investing activities provided cash of $154 in the first three months of 2002 compared to a use of $52 in the prior year period. The improvement is due to $181 of net proceeds received from the sales of the U.S. fragrance pumps business ($100), the European pharmaceutical packaging business ($57) and the Company’s 15% shareholding in Crown Nampak (Pty) Ltd. ($24).

Financing Activities

Financing activities used cash of $191 in the first quarter of 2002, compared to cash provided of $246 in the prior year period. Lower borrowings were required in 2002 due to the improved operating cash flow and proceeds from sales of businesses.

In March 2001, the Company amended and restated its $2,500 multicurrency revolving credit facility and obtained a $400 term loan. The Company cannot access the commercial paper market due to downgrades in its credit rating and, as a result, funds its operations through the credit facility.

The credit facility matures December 8, 2003. At March 31, 2002, the credit facility had an outstanding balance of $2,190 and availability of $190, net of $120 of outstanding letters of credit.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The term loan had an original maturity date of February 4, 2002. On January 30, 2002, the maturity date for $225 of the term loan was extended to August 4, 2002, with $175 repaid on its original maturity date. Repayment of the $175 was made using net proceeds of $100 from the sale of the U.S. fragrance pumps business and $75 of availability under the credit facility. The balance of the term loan was further reduced to $144 during the first quarter of 2002 using net proceeds of $81 received from the sales of the Company’s European pharmaceutical packaging business and its 15% shareholding in Crown Nampak (Pty) Ltd.

In addition to the credit facility and the term loan at March 31, 2002, the Company had $2,617 of outstanding notes, including $350 due on September 1, 2002, $200 on April 15, 2003 and $400 on December 15, 2003. In order to meet its short-term and long-term obligations, improve its financial position, and enhance its ability to refinance or extend the maturity of the bank debt due in December 2003, the Company is reviewing various strategies. Such strategies include generating additional cash from operations, issuing debt or equity securities, increasing its asset securitizations, disposing of selected assets and restructuring the terms of the Company’s debt. Repayment of its scheduled obligations in 2003 will be dependent upon the implementation of one or more of the strategies mentioned above. As a result of the Company’s current credit ratings and the uncertainties regarding its asbestos-related liabilities, the Company’s ability to obtain new financing has been restricted and there can be no assurance that the Company will be able to access the capital markets in the future, successfully repay, refinance or restructure its debt or complete asset sales on a timely basis or on favorable terms.

In order to reduce leverage and future cash interest payments, the Company may from time to time exchange shares of its common stock for the Company’s outstanding notes and debentures pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

Total debt, net of cash and cash equivalents, was $4,793 at March 31, 2002, compared to the December 31 level of $4,864. Total debt, net of cash equivalents, as a percentage to total capitalization was 84.0% at March 31, 2002 as compared to 82.9% at December 31, 2001. Total capitalization is defined as total debt, minority interests and shareholders’ equity.

The decrease in total debt, net of cash and cash equivalents, from December 31, 2001, is primarily due to the proceeds from the sales of businesses that were used to reduce debt. The increase in total debt as a percentage of total capitalization was affected by a reduction in shareholders’ equity due to the first quarter net loss and negative currency translation adjustments.

Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that amortization of goodwill and other indefinite-lived intangible assets be discontinued upon adoption of the standard. The standard also requires that goodwill and indefinite-lived intangible assets be tested for impairment, at least annually, under the guidelines established. Preliminary testing for impairment has been completed and has indicated that a noncash transitional impairment charge will be required. The Company is currently measuring the level of impairment with the assistance of an appraisal firm. Upon completion of the analysis, the Company will report the charge, retroactive to the first quarter of 2002, as the cumulative effect of a change in accounting.

Item 2.	Management’s Discussion and Analysis (Continued)

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” This standard establishes accounting guidelines for the recognition and measurement of tangible long-lived asset retirement obligations and their associated asset retirement costs. The standard is effective January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Financing Activities” section and the discussion of debt and liquidity in Note E and asbestos activities in Note J to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 within Part II, Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2002 there have been no material changes in the Company’s market risk exposure as described in Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Crown Cork & Seal Company, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos-related liabilities, see Note J entitled “Commitments and Contingent Liabilities” to the Consolidated Financial Statements within Item 1 on pages 9 and 10 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

Date:  May 1, 2002