Form 10-Q
period 2002-06-30
CROWN CORK & SEAL CO INC
filed 2002-08-09
CIK 25890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No   ___

There were 159,300,227 shares of Common Stock outstanding as of July 31, 2002.

Crown Cork & Seal Company, Inc.

FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Cork & Seal Company, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended June 30,	2002	2001

Net sales	$1,789	$1,878

Costs, expenses & other income
Cost of products sold, excluding depreciation and amortization	1,455	1,543
Depreciation	93	96
Amortization	1	28
Selling and administrative expense	76	70
Provision for restructuring		(1)
Provision for asset impairments		4
(Gain) / loss on sale of assets		(1)
Interest expense	86	120
Interest income	(2)	(5)
Translation and exchange adjustments	9	3

	1,718	1,857

Income before minority interests, income taxes and extraordinary item	71	21

Provision for income taxes	26	14
Minority interests, net of equity earnings	(6)	(2)

Income before extraordinary item	39	5
Extraordinary item - gain on early extinguishment of debt	25

Net income	$64	$5

Basic earnings per share:
Income before extraordinary item	$.30	$.04
Extraordinary item - gain on early extinguishment of debt	.19

Net income	$.49	$.04

Diluted earnings per share:
Income before extraordinary item	$.29	$.04
Extraordinary item - gain on early extinguishment of debt	.19

Net income	$.48	$.04

Weighted average common shares outstanding:
Basic	131,160,900	125,635,607
Diluted	133,238,280	125,635,607

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Six months ended June 30,	2002	2001

Net sales	$3,356	$3,536

Costs, expenses & other income
Cost of products sold, excluding depreciation and amortization	2,760	2,938
Depreciation	183	190
Amortization	2	58
Selling and administrative expense	152	156
Provision for restructuring	2	1
Provision for asset impairments		4
(Gain) / loss on sale of assets	24	(1)
Interest expense	179	235
Interest income	(5)	(11)
Translation and exchange adjustments	18	6

	3,315	3,576

Income / (loss) before minority interests, income taxes, extraordinary item and cumulative effect of a change in accounting	41	(40)

Provision for income taxes	46	3
Minority interests, net of equity earnings	(10)	(2)

Loss before extraordinary item and cumulative effect of a change in accounting	(15)	(45)

Extraordinary item - gain on early extinguishment of debt	25
Cumulative effect of a change in accounting, net of tax	(1,014)	4

Net loss	($1,004)	($41)

Basic and diluted earnings / (loss) per share:
Loss before extraordinary item and cumulative effect of a change in accounting	($.12)	($.36)
Extraordinary item - gain on early extinguishment of debt	.19
Cumulative effect of a change in accounting	(7.89)	.03

Net loss	($7.82)	($.33)

Weighted average common shares outstanding:
Basic	128,461,067	125,629,864
Diluted	128,461,067	125,629,864

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability.

Crown Cork & Seal Company, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)

	June 30,	December 31,
	2002	2001
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$308	$456
Receivables	1,145	996
Inventories	1,025	862
Prepaid expenses and other current assets	132	108

Total current assets	2,610	2,422

Long-term notes and receivables	20	18
Investments	79	99
Goodwill	2,563	3,625
Property, plant and equipment, net	2,540	2,618
Other non-current assets	807	838

Total	$8,619	$9,620

Liabilities and shareholders' equity
Current liabilities
Short-term debt	$189	$464
Current maturities of long-term debt	458	381
Accounts payable and accrued liabilities	1,734	1,593
Income taxes payable	77	68

Total current liabilities	2,458	2,506

Long-term debt, excluding current maturities	4,265	4,475
Postretirement and pension liabilities	863	874
Other non-current liabilities	725	760
Minority interests	199	201
Shareholders' equity	109	804

Total	$8,619	$9,620

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Six months ended June 30,	2002	2001

Cash flows from operating activities
Net loss	($1,004)	($41)
Depreciation and amortization	185	248
Provision for restructuring and asset impairments	2	3
(Gain) / loss on sales of assets	32	(1)
Extraordinary item - gain on early extinguishment of debt	(25)
Cumulative effect of a change in accounting	1,014	(4)
Change in other assets and liabilities, other than debt	(206)	(450)

Net cash used in operating activities	(2)	(245)

Cash flows from investing activities
Capital expenditures	(56)	(90)
Proceeds from sale of assets	188	7
Other, net	3	(14)

Net cash provided by / (used in) investing activities	129	(97)

Cash flows from financing activities
Proceeds from long-term debt	14
Payments of long-term debt	(18)	(30)
Net change in short-term debt	(237)	317
Shares issued	1
Minority dividends, net of contributions	(15)	(3)

Net cash provided by / (used in) financing activities	(255)	284

Effect of exchange rate changes on cash and cash equivalents	(20)	(16)

Net change in cash and cash equivalents	(148)	(74)

Cash and cash equivalents at beginning of period	456	382

Cash and cash equivalents at end of period	$308	$308

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) AND CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Comprehensive Income / (loss)		Common	Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Earnings	Stock	Income / (loss)	Total

Balance at December 31, 2001			$780	$1,600	$ 22	($151)	($1,447)	$ 804
Net income / (loss)	$64	($1,004)			(1,004)			(1,004)
Translation adjustments	149	114					114	114
Derivatives qualifying as hedges	6	4					4	4

Comprehensive income / (loss)	$219	($886)

Issuance of shares - debt for equity exchanges			122	68				190
Stock issued - other						1		1

Balance at June 30, 2002			$902	$1,668	($982)	($150)	($1,329)	$ 109

	Comprehensive Income / (loss)		Common	Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Earnings	Stock	Income / (loss)	Total

Balance at December 31, 2000			$780	$1,596	$994	($151)	($1,110)	$2,109
Net income / (loss)	$ 5	($ 41)			(41)			(41)
Translation adjustments	(51)	(206)					(206)	(206)
Derivatives qualifying as hedges	4	(10)					(10)	(10)

Comprehensive loss	($42)	($257)

Balance at June 30, 2001			$780	$1,596	$953	($151)	($1,326)	$1,852

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and employee data; per share earnings are quoted as diluted)
(Unaudited)

A.	Statement of Information Furnished

The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of June 30, 2002, and the results of its operations and cash flows for the three and six month periods ended June 30, 2002 and 2001, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

B.	Accounting Changes

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that amortization of goodwill and other indefinite-lived intangible assets be discontinued upon adoption of the standard. The standard also requires that goodwill and indefinite-lived intangible assets be tested for impairment, at least annually, under the guidelines established. During the second quarter of 2002, the Company completed its transitional impairment review and recognized a noncash, non-tax deductible impairment charge of $1,014 or $7.89 per share, reported as the cumulative effect of a change in accounting, effective January 1, 2002. In evaluating and measuring the impairment charge, estimated fair values were calculated for each reporting unit within each operating segment using a combination of market values for comparable businesses and discounted cash flow projections.

Crown Cork & Seal Company, Inc.

The following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for the quarter and six months ended June 30, 2002 and for the prior three annual periods, 2001, 2000 and 1999, respectively:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001
Income / (loss) before extraordinary item and cumulative effect of a change in accounting	$39	$ 5	($ 15)	($45)

Addback: Goodwill amortization		28		57

Adjusted income / (loss) before extraordinary item and cumulative effect of a change in accounting	39	33	(15)	12

Extraordinary item - gain on early extinguishment of debt	25		25
Cumulative effect of a change in accounting, net of tax			(1,014)	4

Adjusted net income / (loss)	$64	$33	($1,004)	$16

Basic earnings / (loss) per share:

Income / (loss) before extraordinary item and cumulative effect of a change in accounting	$.30	$.04	($ .12)	($.36)

Addback: Goodwill amortization		.22		.45

Adjusted earnings / (loss) before extraordinary item and cumulative effect of a change in accounting	.30	.26	( .12)	.09

Extraordinary item - gain on early extinguishment of debt	.19		.19
Cumulative effect of a change in accounting, net of tax			(7.89)	.03

Adjusted net income / (loss)	$.49	$.26	($ 7.82)	$.12

Diluted earnings / (loss) per share:

Income / (loss) before extraordinary item and cumulative effect of a change in accounting	$.29	$.04	($ .12)	($.36)
Addback: Goodwill amortization		.22		.45

Adjusted earnings / (loss) before extraordinary item and cumulative effect of a change in accounting	.29	.26	( .12)	.09

Extraordinary item - gain on early extinguishment of debt	.19		.19
Cumulative effect of a change in accounting, net of tax			(7.89)	.03

Adjusted net income / (loss)	$.48	$.26	($ 7.82)	$.12

Crown Cork & Seal Company, Inc.

	2001		2000		1999

	Amount	Per Share - Basic and Diluted	Amount	Per Share - Basic and Diluted	Amount	Per Share - Basic and Diluted

Income/(loss) before cumulative effect of a change in accounting	($976)	($7.77)	($174)	($1.40)	$181	$1.36
Addback: Goodwill amortization	113.90		116.92		123	1.01

Adjusted income/(loss) before cumulative effect of a change in accounting	(863)	(6.87)	(58)	( .48)	304	2.37

Cumulative effect of a change in accounting	4.03

Adjusted income/(loss)	($863)	($6.84)	($ 58)	($ .48)	$304	$2.37

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2002 are as follows:

	Americas	Europe	Asia-Pacific	Consolidated Total

Balance as of January 1, 2002	$1,156	$2,463	$6	$3,625
Transitional impairment charge	(120)	(888)	(6)	(1,014)
Divestitures	(75)	(56)		(131)
Foreign currency translation and other	13	70		83

Balance as of June 30, 2002	$ 974	$1,589	$0	$2,563

Identifiable intangible assets other than goodwill, as of June 30, 2002, are recorded in other non-current assets in the Consolidated Balance Sheets and, excluding minimum pension assets, are technology-based and are not material.

Also effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 establishes an accounting model, based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for disposal of segments of a business. The standard also requires that long-lived assets classified as held for sale be presented separately in the Consolidated Balance Sheets and eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. Adoption of the standard had no impact on the Company’s results of operations or financial position.

On January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires that the Company recognize all outstanding derivative instruments on the balance sheet at their current fair values. Upon adoption, the Company recorded an after-tax credit of $4, net of $1 tax, or $.03 per share to earnings and an after-tax charge of $18, net of $10 tax, to accumulated other comprehensive income in shareholders’ equity. The ongoing impact on the Company from adoption of this standard and the level of use of these instruments will depend on a variety of factors, including, but not limited to, the Company’s ability to access these instruments in the financial markets, the ability of the Company to naturally offset exposures within operating units, fluctuations in interest rates and other market conditions, as well as future interpretive guidance from the Financial Accounting Standards Board (“FASB”).

Crown Cork & Seal Company, Inc.

On July 30, 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 establishes accounting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. This standard is effective January 1, 2003 for all exit or disposal activities initiated after that date.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard establishes accounting guidelines for the recognition and measurement of tangible long-lived asset retirement obligations and their associated asset retirement costs. The standard is effective January 1, 2003.

C.	Early Extinguishment of Debt

During the second quarter of 2002, the Company entered into privately negotiated debt for equity exchanges with holders of its outstanding notes. As of June 30, 2002, 24.4 million shares of common stock with a market value of $190 had been exchanged for $210 of the face amount of debt and $5 of accrued interest. As a result of the completed exchanges, the Company recorded a gain from the early extinguishment of debt amounting to $25 ($25 net of tax or $.19 per share) in the second quarter. Under currently effective accounting guidelines, the gain was reported as an extraordinary item. For additional information, see Note F.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Provisions of SFAS 145 are effective for the Company on January 1, 2003. Among other provisions, the new standard no longer permits gains or losses from extinguishment of debt to be reported as an extraordinary item unless the extinguishment qualifies as an extraordinary item under the criteria of APB 30. Once effective, SFAS 145 requires that gains or losses that do not qualify under APB 30 should be classified within income / (loss) from continuing operations. Also upon adoption of the new standard, the Company will be required to restate prior reporting by reclassifying any such extraordinary gains or losses to income / (loss) from continuing operations. Upon adoption in 2003, the Company will reclassify previously reported extraordinary gains from the early extinguishment of debt and any related taxes to income / (loss) from continuing operations.

D.	Receivables

The Company utilizes receivable securitization agreements in its management of cash flow activities. The Company’s current agreement, entered into during 2001, provides for the accelerated receipt of cash up to $350 on the available pool of North American receivables. Receivables are sold without recourse, the Company receives a fee for servicing the receivables and the Company has no retained interest in the receivables. Receivables securitized at June 30, 2002 and December 31, 2001 were $166 and $110, respectively. Amounts under these securitizations are reported as a reduction in receivables in the Consolidated Balance Sheets. During the first six months of 2002 and 2001, net costs related to the outstanding receivable securitizations of approximately $5 and $7, respectively, were reported as interest expense within the Consolidated Statements of Operations.

E.	Inventories

	June 30,	December 31,
	2002	2001

Finished goods	$ 455	$ 314
Work in process	116	112
Raw material and supplies	454	436

	$1,025	$ 862

Crown Cork & Seal Company, Inc.

F.	Debt and Liquidity

At June 30, 2002, the Company had $2,188 of senior secured bank debt due December 8, 2003, and a secured term loan of $140 due August 4, 2002. In addition to the bank debt and the term loan, the Company had $2,443 of outstanding notes, including $234 due September 1, 2002, $195 due April 15, 2003 and $395 due December 15, 2003. As of June 30, 2002, $184 was available under the credit facility and $297 was available as of July 31, 2002. Based on projections currently available, the Company believes it can pay its obligations due in 2002 with cash on hand, cash generated from operating activities, and borrowings available under the credit facility.

The balance of the term loan was reduced to $44 as of July 31, 2002, using $74 of other borrowings and cash on hand, $20 of net proceeds received from the completion of the sale of certain businesses in Africa, and $2 from the sale of other assets. In August, 2002, the maturity date of the term loan was extended from August 4, 2002 to December 16, 2002.

During the second quarter of 2002, and in July 2002, the Company exchanged shares of its common stock for certain of the Company’s outstanding notes and debentures. The exchanges as of June 30, 2002 are reflected in the outstanding note balances above. As of July 31, 2002, as a result of additional exchanges, the total outstanding notes were reduced to $2,381, the September 2002 notes were reduced to $212, the April 2003 notes were reduced to $194, and the December 2003 notes were reduced to $393.

The Company’s wholly owned subsidiary, Constar International Inc. (“Constar”), filed a registration statement on Form S-1 in May 2002, for a proposed initial public offering of its shares by the Company and a debt offering. The proposed transaction would include a sale of between approximately 55% and 63% of Constar’s shares and would also include the repayment of a $350 note distributed by Constar to the Company to be paid upon the completion of the offering. The proceeds from the repayment of the note and the sale of Constar shares in the offering, if and when it is consummated, would first be used to repay the term loan and then to reduce the borrowings under the senior secured bank debt or to pay notes as they become due. The Company will have a loss on the transaction, including noncash charges for tax expense and the reclassification of cumulative translation adjustments to earnings. The actual amount of the loss will be dependent upon the percentage of shares sold and the proceeds received. There can be no assurance that the proposed initial public offering will be consummated on the terms outlined above, or at all.

In order to meet its obligations, improve its financial position and enhance its ability to refinance or extend the maturity of the bank debt due in December 2003, the Company is reviewing various strategies. These strategies include (i) completion of the initial public offering as discussed above, (ii) restructuring the terms of the Company’s debt, (iii) generating additional cash from operations through working capital reductions, (iv) issuing debt or equity securities and (v) entering into asset securitization programs in Europe. Repayment of the Company’s scheduled obligations in 2003 will be dependent upon the implementation of one or more of the strategies mentioned above. The Company is in discussions with financing sources concerning a possible refinancing plan that may include a new bank credit facility and the issuance of debt or equity securities. Proceeds from any refinancing would be used to repay the Company’s senior secured bank debt and certain of the notes, and to pay expenses associated with the transaction. There can be no assurance, however, that the Company will be able to complete these strategies on a timely basis or on favorable terms.

G.	Supplemental Cash Flow Information

Cash payments, including prepayments for interest, net of amounts capitalized, were $163 and $260 during the six months ended June 30, 2002 and 2001, respectively. Cash payments for income taxes were $22 and $28 during the six months ended June 30, 2002 and 2001, respectively.

Crown Cork & Seal Company, Inc.

H.	Derivative Financial Instruments

The Company uses derivative financial instruments, including swaps and forwards, to manage certain foreign currency, interest rate and commodity price exposures. With the adoption of SFAS 133 in 2001, the Company has recognized the fair values of these instruments within its Consolidated Balance Sheets. At June 30, 2002, the Company had three cross-currency swaps outstanding for a notional value of $700. The fair value of the euro swap was ($7) compared to $18 at December 31, 2001 and was reported in long-term liabilities at June 30, 2002. The aggregate fair value of $40 for the sterling swaps at June 30, 2002 ($58 at December 31, 2001) was reported in non-current assets. The fair values of other outstanding instruments, a net credit of $1, were reported in current assets and current liabilities.

The Company has designated its sterling cross-currency swaps as cash flow hedges of its long-term U.K. foreign-denominated debt. The Company has also designated foreign exchange and commodity forwards as cash flow hedges of certain anticipated foreign exchange and commodity transactions. The fair values for the instruments designated in these hedges are included in accumulated other comprehensive income in shareholders’ equity and are reclassified into earnings when the related hedged items impact earnings. The changes in accumulated other comprehensive income associated with derivative hedging activities during the six months ended June 30, 2002 and 2001 were as follows:

	2002	2001

Balance at January 1	($ 4)
Transition adjustment upon adoption of SFAS 133 - net of tax		($18)
Current period changes in fair value - net of tax	(13)	22
Reclassifications to earnings - net of tax	17	(14)

Balance at June 30	$ 0	($10)

During the next twelve months ending June 30, 2003, approximately $3 after-tax is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. No amounts were reclassified to earnings during the first six months of 2002 in connection with forecasted transactions that were no longer considered probable.

I.	Restructuring

During the first six months of 2002, the Company provided $2 for severance costs in connection with the closing of two crown plants in Europe.

During the first six months of 2001, the Company provided $4 for the costs associated with the closure of a U.S. food can plant and $3 for severance costs to close a plant in the U.K. and to reduce headcount at three plants in Africa. Also during the first six months of 2001, the Company recorded a restructuring credit of $6 for the reversal of severance costs related to a restructuring charge provided during the second quarter of 2000.

Remaining balances in the restructuring reserves represent contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding write-down of assets which is reflected as a reduction of the related asset account) is included within “accounts payable and accrued liabilities” in the Consolidated Balance Sheets.

Crown Cork & Seal Company, Inc.

The components of the restructuring reserve and movements within these components during the first six months of 2002 were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2002	$ 8	$14	$22
Provision	2		2
Payments made	(7)	(2)	(9)
Other *		(2)	(2)

Balance as of June 30, 2002	$ 3	$10	$13

* Includes translation adjustments

During the first six months of 2002, payments of $7 were made for the termination of approximately 400 employees, approximately 300 of whom were involved in direct manufacturing operations.

J.	Asset Impairments

During the second quarter of 2001, the Company provided $4 to write-down to fair value certain property, plant and equipment whose value was considered to be impaired. Fair value was based on estimated future cash flows from the related property, plant and equipment. The write-downs were required due to (i) the loss of a customer contract in the U.S. plastics operations during the second quarter, (ii) the removal from service of certain machinery in the U.S. and Europe that was operating at inefficient levels, and (iii) the reduced market value of a property held for sale in Europe.

K.	Divestitures

During the first quarter of 2002, the Company completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, and its 15% shareholding in Crown Nampak (Pty) Ltd. for total net proceeds of $181. A net loss of $32 was recognized in connection with these sales, including a tax charge of $8. As of June 30, 2002, the Company agreed to sell certain other businesses in Africa for $25. These businesses had sales of $27 for the six months ended June 30, 2002, and total assets of $46 as of June 30, 2002. Gross proceeds of $24 were received in July, 2002, with the remainder to be received pending regulatory approval.

As discussed in Note F, Constar filed a registration statement for a proposed initial public offering of its shares by the Company. If and when the transaction is consummated, Constar will be accounted for as an equity investment and will no longer be consolidated. The instruments governing Constar’s indebtedness will restrict Constar’s ability to declare cash dividends. Constar had net sales of $358 for the six months ended June 30, 2002 and total assets of $710 as of June 30, 2002.

L.	Commitments and Contingent Liabilities

The Company is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock the Company purchased in 1963. Approximately 90 days after the stock purchase, this U.S. company sold its insulation operations and was later merged into the Company.

As of June 30, 2002, the Company’s accrual for pending and future asbestos-related claims was $283, a decrease of $64 since December 31, 2001 due to payments made during the first six months of 2002. The Company estimates that its range of potential liability for pending and future asbestos claims that are probable and estimable is between $283 and $516. The 2002 payments included amounts for claims that were settled in previous years. The accrual of $283 includes $119 for committed settlements that will be paid over time and approximately $150 for unasserted claims. Aggregate settlement amounts, including amounts committed to be paid in future periods, were $35 for claims settled during the first six months of 2002 and $66, $100 and $92, respectively, for claims settled during 2001, 2000 and 1999. Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation described below is expected to have a favorable impact on the Company's ability to settle or defend against asbestos-related claims. The Company’s accrual includes estimates for probable costs for claims through the year 2012. The upper end of the Company’s estimated range of possible asbestos costs of $516 includes claims beyond that date.

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value. The Company has already paid significantly more for asbestos claims than the acquired company’s asset value. On June 12, 2002, the Company received a favorable ruling from the Philadelphia Court of Common Pleas on the Company’s motion for summary judgment regarding the 376 asbestos-related cases pending against it in that court (in re Asbestos Litigation, October Term 1986, Number 001). The plaintiffs claimed that the legislation was procedurally inapplicable and that, if applicable, it violated due process and other causes of the United States and Pennsylvania constitutions. That ruling has been appealed by the plaintiffs and the Company has asked the Supreme Court of Pennsylvania to conduct an expedited review of the decision. For more information see the discussion of the Company’s potential liability for asbestos cases under “Critical Accounting Policies” in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

M.	Earnings Per Share

The following table summarizes the basic and diluted earnings per common share computations for the periods ended June 30, 2002 and 2001, respectively:

	2002			2001

		Average			Average
Quarter	Income	Shares	EPS	Income	Shares	EPS

Income before extraordinary item	$39	131.2	$ .30	$ 5	125.6	$ .04
Extraordinary item	25		.19

Net income - basic	64	131.2	.49	5	125.6	.04

Effect of dilutive securities:
Stock options		2.0	( .01)

Net income - diluted	$64	133.2	$ .48	$ 5	125.6	$ .04

Crown Cork & Seal Company, Inc.

	2002			2001

	Income /	Average		Income /	Average
Year-to-date	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Loss before extraordinary item and cumulative effect of a change in accounting	($ 15)	128.5	($ 12)	($45)	125.6	($ .36)
Extraordinary item	25		.19
Cumulative effect of a change in accounting	(1,014)		(7.89)	4		.03

Net loss - basic and diluted	($1,004)	128.5	($7.82)	($41)	125.6	($ .33)

Common shares contingently issueable upon the exercise of stock options, amounting to 6.3 and 7.9 and 11.7 and 9.2 shares, respectively, for the three and six months ended June 30, 2002 and 2001 were excluded from the computation of diluted earnings per share because the grant prices of the then outstanding options were above the average market price for the related periods. The effect of stock options of 1.4 million shares for the six months ended June 30, 2002 were also excluded because of their antidilutive effect on the net loss.

N.	Segment Information

The Company maintains three operating segments, defined geographically: Americas, Europe and Asia-Pacific. Each operating segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters’ costs. Divisional headquarter costs are maintained within the operating segments.

Crown Cork & Seal Company, Inc.

The interim segment information is as follows:

Quarter ended June 30,

2002	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$866	$838	$85		$1,789
Segment income	75	97	10	($18)	164

2001

External sales	982	814	82		1,878
Provision for restructuring	1	(2)			(1)
Provision for asset impairments	2	2			4
Segment income *	54	94	6	(16)	138

Six months ended June 30,

2002	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$1,658	$1,536	$162		$3,356
Provision for restructuring		2			2
Segment income	119	158	18	($38)	257

2001

External sales	1,825	1,555	156		3,536
Provision for restructuring	5	(4)			1
Provision for asset impairments	2	2			4
Segment income *	65	156	11	(43)	189

* Segment income includes goodwill amortization of $10 for the Americas and $18 for Europe in the quarter and $20 for the Americas and $37 for Europe in the six months ended June 30, 2001.

The following table reconciles the Company’s segment income to income / (loss) before minority interests, income taxes, extraordinary item, and cumulative effect of a change in accounting:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Total segment income	$164	$138	$257	$189
Interest expense	86	120	179	235
Interest income	(2)	(5)	(5)	(11)
(Gain) / loss on sale of assets		(1)	24	(1)
Translation and exchange adjustments	9	3	18	6

Consolidated income / (loss) before minority interests, income taxes, extraordinary item and cumulative effect of a change in accounting	$ 71	$ 21	$ 41	($ 40)

Crown Cork & Seal Company, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data; per share earnings are quoted as diluted)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and six months ended June 30, 2002, compared to the corresponding periods in 2001 and the changes in financial condition and liquidity from December 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, along with the consolidated financial statements and related notes included in and referred to within this report.

Results of Operations

Net Income and Earnings Per Share

Net income for the quarter ended June 30, 2002 was $64 or $.48 per share versus $5 or $.04 per share for the second quarter of 2001. The results for 2002 included an extraordinary gain of $25 ($.19 per share) for the early extinguishment of debt and a charge of $4 ($.03 per share) for foreign exchange losses resulting from the devaluation of the Argentine peso. The results for 2001 included a net after-tax charge of $2 ($.01 per share) for restructuring and asset impairment provisions, as described later in this discussion. Excluding the items noted above, earnings per share in the second quarter of 2002 was $.32 compared to $.05 in the prior year period. The improvement was due primarily to a change in accounting which, beginning in 2002, eliminated the amortization of goodwill ($.22 per share in the second quarter of 2001) and to improved pricing in the Americas Division, partially offset by overall lower volumes, higher pension expense in the U.S., lower pension income in the U.K. and a valuation allowance recorded for U.S. tax assets created in 2002.

For the six months ended June 30, 2002, the Company reported a net loss of $1,004 or $7.82 per share compared to a net loss of $41 or $.33 per share for the same period in 2001. The results for 2002 included a noncash charge of $1,014 ($7.89 per share) for goodwill impairment, as discussed in Note B to the consolidated financial statements, an extraordinary gain of $25 ($.19 per share) for the early extinguishment of debt, an after-tax charge of $2 ($.02 per share) for restructuring provisions, an after-tax loss on the sale of assets of $32 ($.25 per share) and an after-tax charge of $12 ($.09 per share) for foreign exchange losses resulting from the devaluation of the Argentine peso. Included in the results for 2001 were an after-tax gain of $4 ($.03 per share) for the transitional adjustment from the adoption of SFAS 133 and an after-tax charge of $3 ($.02 per share) for asset impairments and restructuring provisions. Excluding the items referred to above for 2002 and 2001, earnings per share for the six months ended June 30, 2002 was $.23 compared to a net loss of $.34 for the same period in 2001. The improved earnings for the six months ended June 30, 2002 was due primarily to the same factors outlined above in the discussion of second quarter results. The elimination of goodwill amortization contributed $.45 per share to the improvement.

Net Sales

Net sales in the second quarter of $1,789 were $89 or 4.7% below the prior year period. Included in the change from 2001 were lower sales of $33 due to divested operations and higher sales of $20 due to the favorable impact of currency translation. Excluding the effects of divested operations and currency translation, net sales would have decreased $76 or 4.0% compared to the second quarter of 2001. Net sales in the first six months of 2002 of $3,356 were $180 or 5.1% below the prior year period sales of $3,536. The decrease in the first six months of 2002 included $23 due to unfavorable currency translation and $50 due to divested operations. Excluding the effects of currency translation and divested operations, net sales were $107 or 3.0% less than the prior year period. The sales decreases for the quarter and year-to-date were due primarily to the pass-through of lower raw material costs and lower volumes across some product lines, offset, in part, by increased selling prices for several product lines and higher volumes in certain other product lines. Sales from U.S. operations accounted for approximately 39% in the second quarter and first six months of 2002 compared to 41% for the same periods in 2001. Sales of beverage cans and ends accounted for approximately 35% and 34% in the second quarter and first six months, respectively, for both years and sales of food cans and ends accounted for approximately 27% of consolidated net sales in the second quarter and first six months of both years.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of comparative net sales by operating division follows:

	Net Sales				Percentage Change

	Second Quarter		Six Months Ended		Second		Six
	2002	2001	2002	2001	Quarter		Months

Divisions:

Americas	$ 866	$ 982	$1,658	$1,825	(11.8%	)	(9.2%	)
Europe	838	814	1,536	1,555	2.9%		(1.2%	)
Asia-Pacific	85	82	162	156	3.7%		3.8%

	$1,789	$1,878	$3,356	$3,536	(4.7%	)	(5.1%	)

Excluding unfavorable currency translation of $10 and divested operations of $19, net sales in the Americas Division decreased in the second quarter of 2002 by $87 or 8.9% versus the same period in 2001. Excluding unfavorable currency translation of $22 and divested operations of $33, net sales in the Americas Division for the six months ended June 30, 2002 decreased by $112 or 6.1% versus the same period in 2001. The lower sales in 2002 were due primarily to (i) lower sales unit volumes across most product lines and (ii) the pass-through of lower raw material costs; partially offset by increased selling prices for North American beverage, food and aerosol cans. Sales in 2002 in Brazil and Argentina were lower than the prior year due to the economic turmoil in those countries.

Excluding favorable currency translation of $30 and divested operations of $14, net sales for the second quarter of 2002 in the Europe Division increased $8 or 1.0% compared to the same period in 2001 due primarily to increased sales volumes across most businesses, partially offset by the pass-through of lower raw material costs in the plastics businesses. Excluding unfavorable currency translation of $1 and divested operations of $17, net sales in the Europe Division for the six months ended June 30, 2002 were marginally lower from the same period in 2001.

Net sales in the Asia-Pacific Division increased to $85 and $162, increases of 3.7% and 3.8%, respectively, in the second quarter and first six months of 2002 as compared to $82 and $156 in the same periods in 2001 due primarily to increased demand for beverage cans in China and throughout Southeast Asia.

Cost of Products Sold

Cost of products sold, excluding depreciation and amortization, was $1,455 and $2,760, decreases of $88 and $178, for the quarter and six months ended June 30, 2002 compared to the same periods in 2001. As a percentage of net sales, cost of products sold was 81.3% and 82.2% for the quarter and six months ended June 30, 2002 compared to 82.2% and 83.2% for the same periods in 2001.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Selling and Administrative

Selling and administrative expense was $76 in the second quarter of 2002, an increase of $6 or 8.6% above the prior year level of $70 due to increased costs for salaries and benefits. As a percentage of net sales, selling and administrative expenses were 4.2% in the second quarter of 2002 compared to 3.7% in the second quarter of 2001.

Selling and administrative expense was $152 for the six months ended June 30, 2002 compared to $156 for the six months ended June 30, 2001. As a percentage of sales, selling and administrative expenses were 4.5% for the six months ended June 30, 2002 compared to 4.4% for the same period in 2001. The expenses in the first half of 2001 included $5 for employee separation costs.

Restructuring and Asset Impairments

During the first quarter and six months of 2002, the Company provided $2 for severance costs in connection with the closing of two crown plants in Europe.

During 2001, the Company provided $4 in the first quarter for the costs associated with the closure of a U.S. food can plant and $3 in the second quarter for severance costs to close a plant in the U.K. and reduce headcount at three plants in Africa. Also, during the first six months of 2001, the Company recorded a restructuring credit of $6 for the reversal of severance costs related to a restructuring charge provided during the second quarter of 2000. Of the credit of $6, $4 was recorded in the second quarter as the Company decided not to pursue certain restructuring actions in its European operations that had been previously approved.

The Company also provided $4 during the second quarter of 2001 to write-down certain property, plant and equipment in the U.S. and Europe whose value was considered to be impaired.

Additional details about restructuring activities and asset impairments are provided in Notes I and J to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Income

The Company defines operating income as net sales less cost of products sold, including depreciation and amortization, selling and administrative expense and provisions for restructuring and asset impairments.

Consolidated operating income was $164 in the second quarter of 2002 as compared to $138 in the second quarter of 2001, including net pre-tax restructuring and asset impairment charges of $3 in the second quarter of 2001. Excluding the restructuring and asset impairment charges, operating income in the second quarter of 2002 was 9.2% of net sales versus 7.5% in the second quarter of 2001.

Consolidated operating income was $257 in the first six months of 2002 as compared to $189 in the first six months of 2001, including pre-tax restructuring and asset impairment charges of $2 and $5 in the first six months of 2002 and 2001, respectively. Excluding restructuring and asset impairment charges, operating income in the first six months of 2002 was 7.7% of net sales versus 5.5% in the first six months of 2001.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of operating income by division follows:

	Operating Income
	(excluding restructuring and asset impairments)				Percentage Change

	Second Quarter		Six Months Ended		Second		Six
	2002	2001	2002	2001	Quarter		Months

Divisions:

Americas	$ 75	$ 57	$119	$ 72	31.6%		65.3%
Europe	97	94	160	154	3.2%		3.9%
Asia-Pacific	10	6	18	11	66.7%		63.6%
Corporate	(18)	(16)	(38)	(43)	(12.5%	)	11.6%

	$164	$141	$259	$194	16.3%		33.5%

Americas Division operating income, excluding restructuring and asset impairment charges, was 8.7% and 7.2% of net sales in the second quarter and first six months of 2002 compared to 5.8% and 3.9% for the same periods in 2001. The improved operating margins were due primarily to improved pricing for beverage, food and aerosol cans in North America and the adoption of SFAS 142 which eliminated amortization of goodwill. Goodwill amortization in the Americas Division was $10 and $20 in the second quarter and first six months of 2001. The improved operating margins were reduced, in part, by increases of $10 and $19 in noncash pension expense and lower sales unit volumes across most product lines during the second quarter and first six months of 2002 compared to the same periods in 2001.

Operating income for the Europe Division, excluding restructuring credits and asset impairment charges, as a percentage of net sales was 11.6% and 10.4% in the quarter and six months ended June 30, 2002 compared to 11.5% and 9.9% for the same periods in 2001. The improvement was due primarily to the adoption of SFAS 142 which requires that goodwill no longer be amortized. Goodwill amortization was $18 and $37 for the quarter and six months ended June 30, 2001. The improvement in the quarter and six months ended June 30, 2002 was offset, in part, by a decrease of $10 and $20 in noncash pension income and higher administrative salary costs.

Asia-Pacific Division operating income was $10 and $18, or 11.8% and 11.1% of net sales, respectively, for the three and six months ended June 30, 2002 compared to $6 and $11, 7.3% and 7.1% of net sales, respectively, for the same periods in 2001. The improvement is primarily due to increased demand for beverage cans in China and throughout Southeast Asia.

Loss on Sales of Assets

During the first quarter of 2002, the Company completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, and its 15% shareholding in Crown Nampak (Pty) Ltd. for total net proceeds of $181. A net loss of $32 was recognized in connection with these sales, including a tax charge of $8. During the first six months of 2002, the Company sold various other assets for $7 with no net gain or loss. During the first six months of 2001, the Company sold various assets for $7 and recognized a net gain of $1.

Net Interest Expense

Net interest expense decreased $31 and $50, respectively, for the three and six months ended June 30, 2002 versus the same periods in 2001, primarily due to lower interest rates and lower average debt outstanding. The lower average debt outstanding primarily reflects the Company’s reduction of its working capital, proceeds from sales of businesses and, to a lesser extent, the early extinguishment of debt through debt for equity exchanges.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Translation and Exchange Adjustments

Translation and exchange losses of $9 and $18 for the three and six months ended June 30, 2002 included translation losses of $4 and $12, respectively, from the currency devaluation in Argentina.

Taxes on Income

The effective tax rate for the second quarter of 2002 was approximately 37% compared to approximately 67% for the same period in 2001. Excluding goodwill amortization of $28, the 2001 effective rate was approximately 29%.

The first six months of 2002 included a tax charge of $46 on pre-tax income of $41 because (i) the pre-tax loss of $24 for asset disposals has a corresponding tax charge of $8 due to the non-deductible write-off of goodwill and (ii) there was no tax benefit recognized on U.S. losses as the current year benefit was fully reserved by an increase in the valuation allowance.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $4 and $8, respectively, for the three and six months ended June 30, 2002 compared to the same periods in 2001. The increase is due to increased profits in the beverage can operations in Brazil, China and Vietnam.

Liquidity and Capital Resources

Cash from Operations

Cash of $2 was used by operations in the first six months of 2002 versus $245 over the same period in 2001. The improvement was due to (i) improved operating results, (ii) reduced interest payments, including prepayments made in 2001 in connection with the Company’s amended and restated multicurrency credit facility and new term loan and (iii) the Company’s continued focus on working capital management. The Company’s working capital typically increases during the first three quarters of each year and decreases significantly in the fourth quarter.

Cash flow from operations included $56 from the Company’s receivables securitization programs. The Company’s North American program provides for the accelerated receipt of up to $350 of cash from an available pool of receivables.

Investing Activities

Investing activities provided cash of $129 during the first six months of 2002 compared to a use of $97 in the prior year period. The improvement is due to $181 of net proceeds received from the sales of the U.S. fragrance pumps business ($100), the European pharmaceutical packaging business ($57) and the Company’s 15% shareholding in Crown Nampak (Pty) Ltd. ($24).

Financing Activities

Financing activities used cash of $255 during the first six months of 2002, compared to cash provided of $284 during the same period in 2001. Lower short-term borrowings were required in 2002 due to improved operating cash flows and proceeds from sales of businesses.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

At June 30, 2002, the Company had $2,188 of senior secured bank debt due December 8, 2003, and a secured term loan of $140 due August 4, 2002. In addition to the bank debt and the term loan, the Company had $2,443 of outstanding notes, including $234 due September 1, 2002, $195 due April 15, 2003 and $395 due December 15, 2003. As of June 30, 2002, $184 was available under the credit facility and $297 was available as of July 31, 2002. Based on projections currently available, the Company believes it can pay its obligations due in 2002 with cash on hand, cash generated from operating activities, and borrowings available under the credit facility.

The balance of the term loan was reduced to $44 as of July 31, 2002, using $74 of other borrowings and cash on hand, $20 of net proceeds received from the completion of the sale of certain businesses in Africa, and $2 from the sale of other assets. In August, 2002, the maturity date of the term loan was extended from August 4, 2002 to December 16, 2002.

During the second quarter of 2002, and in July 2002, the Company exchanged shares of its common stock for certain of the Company’s outstanding notes and debentures. The exchanges as of June 30, 2002 are reflected in the outstanding note balances above. As of July 31, 2002, as a result of additional exchanges, the total outstanding notes were reduced to $2,381, the September 2002 notes were reduced to $212, the April 2003 notes were reduced to $194, and the December 2003 notes were reduced to $393.

The Company’s wholly owned subsidiary, Constar International Inc. (“Constar”), filed a registration statement on Form S-1 in May 2002, for a proposed initial public offering of its shares by the Company and a debt offering. The proposed transaction would include a sale of between approximately 55% and 63% of Constar’s shares and would also include the repayment of a $350 note distributed by Constar to the Company to be paid upon the completion of the offering. The proceeds from the repayment of the note and the sales of Constar shares in the offering, if and when it is consummated, would first be used to repay the term loan and then to reduce the borrowings under the senior secured bank debt or to pay notes as they become due. The Company will have a loss on the transaction, including noncash charges for tax expense and the reclassification of cumulative translation adjustments to earnings. The actual amount of the loss will be dependent upon the percentage of shares sold and the proceeds received. There can be no assurance that the proposed initial public offering will be consummated on the terms outlined above, or at all.

In order to meet its obligations, improve its financial position and enhance its ability to refinance or extend the maturity of the bank debt due in December 2003, the Company is reviewing various strategies. These strategies include (i) completion of the initial public offering as discussed above, (ii) restructuring the terms of the Company’s debt, (iii) generating additional cash from operations through working capital reductions, (iv) issuing debt or equity securities and (v) entering into asset securitization programs in Europe. Repayment of the Company’s scheduled obligations in 2003 will be dependent upon the implementation of one or more of the strategies mentioned above. The Company is in discussions with financing sources concerning a possible refinancing plan that may include a new bank credit facility and the issuance of debt or equity securities. Proceeds from any refinancing would be used to repay the Company’s senior secured bank debt and certain of the notes, and to pay expenses associated with the transaction. There can be no assurance, however, that the Company will be able to complete these strategies on a timely basis or on favorable terms.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report on page 13 under Note L to the consolidated financial statements, which information is incorporated herein by reference.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Recently Issued Accounting Standards

During July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Management is currently assessing the details of this standard, but does not anticipate any material impact on the Company’s results of operations or financial position.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” Management is currently assessing the details of this standard and is preparing a plan of implementation.

Information regarding these standards appears in Part I within Item 1 of this report on page 9 under Note B to the consolidated financial statements, which information is incorporated by reference.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Financing Activities” and “Recently Issued Accounting Standards” sections, and the discussion of debt and liquidity in Note F and the asbestos matters in Note L to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.”

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

As of June 30, 2002 there have been no material changes in the Company’s market risk exposure as described in Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Crown Cork & Seal Company, Inc.

PART II - OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

c)	During the second quarter of 2002, the Company entered into privately negotiated debt for equity exchanges with holders of its outstanding notes pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Information regarding the exchanges appears in Part I within Item 1 of this report on page 10 under Note C and on page 11 under Note F to the consolidated financial statements, which information is incorporated by reference.

Item 4.	Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held April 25, 2002. The matters voted upon and the results thereof are as follows:

		- - - - VOTES - - - -
(1)	Election to the Board of Directors

		For	Withheld

	Jenne K. Britell	113,837,055	916,895
	John W. Conway	113,935,332	818,618
	Arnold W. Donald	113,924,148	829,802
	Marie L. Garibaldi	113,805,598	948,352
	Hans L. Löliger	113,831,319	922,631
	John B. Neff	113,825,802	928,148
	James L. Pate	113,923,591	830,359
	Thomas A. Ralph	113,934,313	819,637
	Hugues du Rouret	113,919,719	834,231
	Alan W. Rutherford	113,848,291	905,659
	Harold A. Sorgenti	113,924,187	829,763

Item 5.	Other Information

On July 31, 2002, the Company announced that it has completed the sale of its Central and East African packaging interests to Nampak Ltd. The Company’s operations in Zambia have been excluded from the current transaction pending receipt of anti-trust clearance.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	4.	Amendment and Restatement dated as of August 5, 2002 to and in respect of the Credit Agreement dated as of February 4, 1997, as previously amended and restated on March 2, 2001, and February 4, 2002, among the Resgistrant, the Subsidairy Borrowers referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, as Administrative Agent

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

Date:  August 9, 2002