Form 10-Q
period 2002-09-30
CROWN CORK & SEAL CO INC
filed 2002-11-13
CIK 25890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No   ___

There were 159,352,825 shares of Common Stock outstanding as of October 31, 2002.

Crown Cork & Seal Company, Inc.

FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Cork & Seal Company, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended September 30,	2002	2001

Net sales	$1,892	$1,985

Costs, expenses & other income
Cost of products sold, excluding depreciation and amortization	1,546	1,667
Depreciation	99	98
Amortization	1	29
Selling and administrative expense	81	79
Provision for restructuring	1
Loss on sales of assets	3
Interest expense	84	116
Interest income	(2)	(3)
Translation and exchange adjustments	6	3

	1,819	1,989

Income / (loss) before income taxes, minority interests and extraordinary item	73	(4)

Provision for income taxes	3	7
Minority interests, net of equity earnings	(2)	(2)

Income / (loss) before extraordinary item	68	(13)
Extraordinary item - gain on early extinguishment of debt	3

Net income / (loss)	$71	($13)

Basic earnings / (loss) per share:
Earnings / (loss) before extraordinary item	$.43	($.10)
Extraordinary item - gain on early extinguishment of debt	.02

Net income / (loss)	$.45	($.10)

Diluted earnings / (loss) per share:
Earnings / (loss) before extraordinary item	$.43	($.10)
Extraordinary item - gain on early extinguishment of debt	.02

Net income / (loss)	$.45	($.10)

Weighted average common shares outstanding:
Basic	158,436,064	125,653,337
Diluted	159,050,051	125,653,337

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Nine months ended September 30,	2002	2001

Net sales	$5,248	$5,521

Costs, expenses & other income
Cost of products sold, excluding depreciation and amortization	4,306	4,605
Depreciation	282	288
Amortization	3	87
Selling and administrative expense	233	235
Provision for restructuring	3	1
Provision for asset impairments		4
(Gain) / loss on sales of assets	27	(1)
Interest expense	263	351
Interest income	(7)	(14)
Translation and exchange adjustments	24	9

	5,134	5,565

Income / (loss) before income taxes, minority interests, extraordinary item and cumulative effect of a change in accounting	114	(44)

Provision for income taxes	49	10
Minority interests, net of equity earnings	(12)	(4)

Income / (loss) before extraordinary item and cumulative effect of a change in accounting	53	(58)

Extraordinary item - gain on early extinguishment of debt	28
Cumulative effect of a change in accounting, net of tax	(1,014)	4

Net loss	($933)	($54)

Basic earnings / (loss) per share:
Earnings / (loss) before extraordinary item and cumulative effect of a change in accounting	$.38	($.46)
Extraordinary item - gain on early extinguishment of debt	.20
Cumulative effect of a change in accounting	(7.32)	.03

Net loss	($6.73)	($.43)

Diluted earnings / (loss) per share:
Earnings / (loss) before extraordinary item and cumulative effect of a change in accounting	$.38	($.46)
Extraordinary item - gain on early extinguishment of debt	.20
Cumulative effect of a change in accounting	(7.26)	.03

Net loss	($6.68)	($.43)

Weighted average common shares outstanding:
Basic	138,562,633	125,637,774
Diluted	139,739,161	125,637,774

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)

	September 30,	December 31,
	2002	2001
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$246	$456
Receivables	1,133	996
Inventories	918	862
Prepaid expenses and other current assets	136	108

Total current assets	2,433	2,422

Long-term notes and receivables	14	18
Investments	82	99
Goodwill, net of amortization	2,564	3,625
Property, plant and equipment, net	2,456	2,618
Other non-current assets	788	838

Total	$8,337	$9,620

Liabilities and shareholders' equity
Current liabilities
Short-term debt	$96	$464
Current maturities of long-term debt	207	381
Accounts payable and accrued liabilities	1,691	1,593
Income taxes payable	77	68

Total current liabilities	2,071	2,506

Long-term debt, excluding current maturities	4,281	4,475
Postretirement and pension liabilities	852	874
Other non-current liabilities	698	760
Minority interests	192	201
Commitments and contingent liabilities(Note L)
Shareholders' equity	243	804

Total	$8,337	$9,620

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Nine months ended September 30,	2002	2001

Cash flows from operating activities
Net loss	($933)	($54)
Depreciation and amortization	285	375
Provisions for restructuring and asset impairments	3	3
(Gain) / loss on sales of assets	35	(1)
Extraordinary item - gain on early extinguishment of debt	(28)
Cumulative effect of a change in accounting	1,014	(4)
Change in other assets and liabilities, other than debt	(157)	(416)

Net cash provided by / (used in) operating activities	219	(97)

Cash flows from investing activities
Capital expenditures	(81)	(126)
Proceeds from sales of assets	210	9
Other, net	(3)	(14)

Net cash provided by / (used in) investing activities	126	(131)

Cash flows from financing activities
Proceeds from long-term debt	75
Payments of long-term debt	(251)	(49)
Net change in short-term debt	(370)	239
Common stock issued	2	4
Minority dividends, net of contributions	(23)	(5)

Net cash provided by / (used in) financing activities	(567)	189

Effect of exchange rate changes on cash and cash equivalents	12	3

Net change in cash and cash equivalents	(210)	(36)

Cash and cash equivalents at beginning of period	456	382

Cash and cash equivalents at end of period	$246	$346

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) AND CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Comprehensive Income / (loss)		Common	Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Earnings	Stock	Income / (loss)	Total

Balance at December 31, 2001			$780	$1,600	$ 22	($151)	($1,447)	$804
Net income / (loss)	$71	(933)			(933)			(933)
Translation adjustments	2	116					116	116
Derivatives qualifying as hedges		4					4	4

Comprehensive income / (loss)	$73	($813)

Stock issued - debt for equity exchanges			122	83		45		250
Stock issued - other				1		1		2

Balance at September 30, 2002			$902	$1,684	($911)	($105)	($1,327)	$243

	Comprehensive Income / (loss)		Common	Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Earnings	Stock	Income / (loss)	Total

Balance at December 31, 2000			$780	$1,596	$994	($151)	($1,110)	$2,109
Net loss	($ 13)	($ 54)			(54)			(54)
Translation adjustments	130	(76)					(76)	(76)
Derivatives qualifying as hedges	4	(6)					(6)	(6)

Comprehensive income / (loss)	$121	($136)

Stock issued - other				4				4

Balance at September 30, 2001			$780	$1,600	$940	($151)	($1,192)	$1,977

The accompanying notes are an integral part of these financial statements.

Crown Cork & Seal Company, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and employee data; per share earnings are quoted as diluted)
(Unaudited)

A.	Statement of Information Furnished

The accompanying unaudited interim consolidated and condensed financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Crown Cork & Seal Company, Inc. as of September 30, 2002, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001, respectively. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that amortization of goodwill and other indefinite-lived intangible assets be discontinued upon adoption of the standard. The standard also requires that goodwill and indefinite-lived intangible assets be tested for impairment, at least annually, under the guidelines established. During the second quarter of 2002, the Company completed its transitional impairment review and recognized a noncash, non-tax deductible impairment charge of $1,014 reported as the cumulative effect of a change in accounting, effective January 1, 2002. In evaluating and measuring the impairment charge, estimated fair values were calculated for each reporting unit within each reportable segment using a combination of market values for comparable businesses and discounted cash flow projections.

Crown Cork & Seal Company, Inc.

The following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for the quarter and nine months ended September 30, 2002 and for the prior three annual periods, 2001, 2000 and 1999, respectively:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001
Income / (loss) before extraordinary item and cumulative effect of a change in accounting	$68	($13)	$ 53	($58)

Addback: Goodwill amortization		28		85

Adjusted income before extraordinary item and cumulative effect of a change in accounting	68	15	53	27

Extraordinary item - gain on early extinguishment of debt	3		28
Cumulative effect of a change in accounting, net of tax			(1,014)	4

Adjusted net income / (loss)	$71	$15	($ 933)	$31

Basic earnings / (loss) per share:

Income / (loss) before extraordinary item and cumulative effect of a change in accounting	$.43	($.10)	$ .38	($.46)

Addback: Goodwill amortization		.22		.68

Adjusted income before extraordinary item and cumulative effect of a change in accounting	.43	.12	.38	.22

Extraordinary item - gain on early extinguishment of debt	.02		.20
Cumulative effect of a change in accounting, net of tax			(7.32)	.03

Adjusted net income / (loss)	$.45	$.12	($ 6.73)	$.25

Diluted earnings / (loss) per share:

Income / (loss) before extraordinary item and cumulative effect of a change in accounting	$.43	($.10)	$ .38	($.46)
Addback: Goodwill amortization		.22		.68

Adjusted earnings before extraordinary item and cumulative effect of a change in accounting	.43	.12	.38	.22

Extraordinary item - gain on early extinguishment of debt	.02		.20
Cumulative effect of a change in accounting, net of tax			(7.26)	.03

Adjusted net income / (loss)	$.45	$.12	($ 6.68)	$.25

Crown Cork & Seal Company, Inc.

	Years Ended December 31,

	2001		2000		1999

	Amount	Per Share - Basic and Diluted	Amount	Per Share - Basic and Diluted	Amount	Per Share - Basic and Diluted

Income/(loss) before cumulative effect of a change in accounting	($976)	($7.77)	($174)	($1.40)	$181	$1.36
Addback: Goodwill amortization	113.90		116.92		123	1.01

Adjusted income/(loss) before cumulative effect of a change in accounting	(863)	(6.87)	(58)	( .48)	304	2.37

Cumulative effect of a change in accounting	4.03

Adjusted income/(loss)	($859)	($6.84)	($ 58)	($ .48)	$304	$2.37

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2002 are as follows:

	Americas	Europe	Asia-Pacific	Consolidated Total

Balance as of January 1, 2002	$1,156	$2,463	$6	$3,625
Transitional impairment charge	(120)	(888)	(6)	(1,014)
Divestitures	(75)	(56)		(131)
Foreign currency translation and other	9	75		84

Balance as of September 30, 2002	$ 970	$1,594		$2,564

Identifiable intangible assets other than goodwill, as of September 30, 2002, are recorded in other non-current assets in the Consolidated Balance Sheets and, excluding minimum pension assets, are technology-based and are not material.

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

Crown Cork & Seal Company, Inc.

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 establishes accounting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. This standard is effective January 1, 2003 for all exit or disposal activities initiated on or after that date.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard establishes accounting guidelines for the recognition and measurement of obligations for the retirement of tangible long-lived assets. The standard is effective January 1, 2003.

C.	Early Extinguishment of Debt

Beginning in the second quarter of 2002, the Company entered into privately negotiated debt for equity exchanges with holders of its outstanding notes and debentures. During the third quarter of 2002, 9.0 million shares of common stock with a market value of $60 were exchanged for debt with a total face value of $61 and accrued interest of $2. Through the third quarter of 2002, the Company exchanged 33.4 million shares of common stock with a market value of $250 for debt with a total face value of $271 and $7 of accrued interest. As a result of the completed exchanges, the Company recorded a gain from the early extinguishment of debt of $3 ($3 net of tax or $.02 per share) in the third quarter and $28 ($28 net of tax or $.20 per share) year-to-date.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Provisions of SFAS 145 are effective for the Company on January 1, 2003. Among other provisions, the new standard no longer permits gains or losses from extinguishment of debt to be reported as an extraordinary item unless the extinguishment qualifies as an extraordinary item under the criteria of APB 30. Once effective, SFAS 145 requires that gains or losses that do not qualify under APB 30 are classified within income / (loss) from continuing operations. Also upon adoption of the new standard, the Company will be required to restate prior reporting by reclassifying any such extraordinary gains or losses and any related taxes to income / (loss) from continuing operations. Upon adoption in 2003, the Company will reclassify previously reported extraordinary gains from the early extinguishment of debt to income / (loss) from continuing operations.

D.	Receivables

The Company utilizes receivable securitization agreements in its management of cash flow activities. The Company’s current agreement, entered into during 2001, provides for the accelerated receipt of cash up to $350 on the available pool of North American receivables. Receivables are sold without recourse, the Company receives a fee for servicing the receivables and the Company has no retained interest in the receivables. Receivables securitized at September 30, 2002 and December 31, 2001 were $195 and $110, respectively. Amounts under these securitizations are reported as a reduction in receivables in the Consolidated Balance Sheets. During the first nine months of 2002 and 2001, net costs related to the outstanding receivable securitizations of approximately $8 and $11, respectively, were reported as interest expense within the Consolidated Statements of Operations.

E.	Inventories

	September 30,	December 31,
	2002	2001

Finished goods	$386	$314
Work in process	106	112
Raw materials and supplies	426	436

	$918	$862

Crown Cork & Seal Company, Inc.

F.	Debt and Liquidity

At September 30, 2002, the Company had $2,187 of senior secured bank debt due December 8, 2003, and a secured term loan of $43 due December 16, 2002. In addition to the bank debt and the term loan, the Company had $2,168 of outstanding notes and debentures, including $195 due April 15, 2003 and $395 due December 15, 2003. As of September 30, 2002, $199 was available under the credit facility. Based on projections currently available, the Company believes it can pay its obligations due in 2002 with cash on hand, cash generated from operating activities, and borrowings available under the credit facility.

During the third quarter of 2002, the Company exchanged 9.0 million shares of its common stock, with a market value of $60, for certain of the Company’s outstanding notes and debentures with a total face value of $61 and accrued interest of $2. These exchanges included certain of the notes due September 2002 as described below.

As of June 30, 2002, the Company had $234 of outstanding notes with a maturity date of September 1, 2002. During the third quarter of 2002, the Company exchanged shares of its common stock for $22 face value of these notes and repaid the remaining balance of $212.

On November 12, 2002, the Company’s wholly-owned subsidiary, Constar International Inc. (“Constar”), filed its most recent amended registration statement on Form S-1 for a proposed initial public offering of its shares by the Company and a debt offering. The proposed transaction would include a sale of approximately 88% of Constar’s shares and would also include the repayment of a $350 note distributed by Constar to the Company to be paid upon the completion of the offering. The proceeds from the repayment of the note and the sale of Constar shares in the offering, if and when it is consummated, would first be used to repay the term loan and then to reduce the borrowings under the senior secured bank debt or to pay notes as they become due. There can be no assurance that the proposed initial public offering and debt offering will be consummated on the terms outlined above, or at all.

In order to meet its obligations, improve its financial position and enhance its ability to refinance or extend the maturity of the bank debt and notes due in December 2003, the Company is reviewing various strategies. These strategies include (i) completion of the Constar initial public offering and debt offering as discussed above, (ii) restructuring the terms of the Company’s debt, (iii) generating additional cash from operations through working capital reductions, (iv) asset dispositions, (v) issuing debt or equity securities and (vi) entering into asset securitization programs in Europe. Repayment of the Company’s scheduled obligations in 2003 and compliance with the agreements relating to its debt will be dependent upon the successful implementation of one or more of these or other strategies for restructuring or refinancing the Company’s debt. The Company is in discussions with financing sources concerning the refinancing of its bank credit facility. There can be no assurance, however, that the Company will be able to complete these strategies on a timely basis or on favorable terms.

G.	Supplemental Cash Flow Information

Cash payments, including prepayments for interest, net of amounts capitalized, were $225 and $332 during the nine months ended September 30, 2002 and 2001, respectively. Cash payments for income taxes were $36 and $44 during the nine months ended September 30, 2002 and 2001, respectively.

Crown Cork & Seal Company, Inc.

H.	Derivative Financial Instruments

The Company uses derivative financial instruments, including swaps and forwards, to manage certain foreign currency, interest rate and commodity price exposures. With the adoption of SFAS 133 in 2001, the Company has recognized the fair values of these instruments within its Consolidated Balance Sheets. At September 30, 2002, the Company had three cross-currency swaps outstanding for a notional value of $700. The fair value of the euro swap was ($3) compared to $18 at December 31, 2001 and was reported in long-term liabilities at September 30, 2002. The aggregate fair value of $33 for the two sterling swaps at September 30, 2002 ($58 at December 31, 2001) was reported in non-current assets. The fair values of other outstanding instruments, a net credit of $7, were reported in current assets and current liabilities.

The Company has designated its sterling cross-currency swaps as cash flow hedges of its long-term U.K. foreign-denominated debt. The Company has also designated foreign exchange and commodity forwards as cash flow hedges of certain anticipated foreign exchange and commodity transactions. The fair values for the instruments designated in these hedges are included in accumulated other comprehensive income in shareholders’ equity and are reclassified into earnings when the related hedged items impact earnings. The changes in accumulated other comprehensive income associated with derivative hedging activities during the nine months ended September 30, 2002 and 2001 were as follows:

	2002	2001

Balance at January 1	($ 4)
Transition adjustment upon adoption of SFAS 133 - net of tax		($18)
Current period changes in fair value - net of tax	(22)	15
Reclassifications to earnings - net of tax	26	(3)

Balance at September 30	$ 0	($ 6)

During the next twelve months ending September 30, 2003, approximately $2 after-tax is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. No amounts were reclassified to earnings during the first nine months of 2002 in connection with forecasted transactions that were no longer considered probable. In the third quarter of 2002, there was some inefffectiveness associated with derivatives designated as fair value hedges. This ineffectiveness was reported within interest expense and was not material.

I.	Restructuring

During the third quarter of 2002, the Company’s European division provided $2 for severance costs associated with the closure of a food can plant and the elimination of a metal closures operation, partially offset by a restructuring credit of $1 for the reversal of costs related to a restructuring action provided for during the fourth quarter of 2001.

During the first quarter of 2002, the Company provided $2 for severance costs in connection with the closing of two crown plants in Europe.

During the nine months ended September 30, 2001, the Company provided $7 for the costs associated with the closure of a U.S. food can plant and for severance costs to close a plant in the U.K. and to reduce headcount at three plants in Africa. Also during this period, the Company recorded a restructuring credit of $6 for the reversal of severance costs related to a restructuring charge provided during the second quarter of 2000.

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

Crown Cork & Seal Company, Inc.

The components of the restructuring reserve and movements within these components during the first nine months of 2002 were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2002	$ 8	$14	$22
Provision	3		3
Payments made	(7)	(4)	(11)
Other		(2)	(2)

Balance as of September 30, 2002	$ 4	$ 8	$12

During the first nine months of 2002, approximately 400 employees were terminated under existing restructuring plans, approximately 300 of whom were involved in direct manufacturing operations.

J.	Asset Impairments

During 2001, the Company provided $4 to write-down to fair value certain property, plant and equipment whose value was considered to be impaired. Fair value was based on estimated future cash flows from the related property, plant and equipment. The write-downs were required due to (i) the loss of a customer contract in the U.S. plastics operations, (ii) the removal from service of certain machinery in the U.S. and Europe that was operating at inefficient levels, and (iii) the reduced market value of a property held for sale in Europe.

K.	Divestitures

During the first quarter of 2002, the Company completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, and its 15% shareholding in Crown Nampak (Pty) Ltd. for total net proceeds of $181. A net loss of $32 was recognized in connection with these sales, including a tax charge of $8. During the third quarter of 2002, the Company completed the sale of its businesses in Central and East Africa for net proceeds of $17, and recorded a net loss of $3 on the sale. The Company’s operations in Zambia were excluded from the sale pending regulatory approval.

As discussed in Note F, Constar filed a registration statement for a proposed initial public offering of its shares by the Company. If and when the transaction is consummated, any remaining ownership interest in Constar will be accounted for as an investment and will no longer be consolidated. The instruments governing Constar’s indebtedness will restrict Constar’s ability to declare cash dividends. Constar had net sales of $550 for the nine months ended September 30, 2002

L.	Contingent Liabilities

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

As of September 30, 2002, the Company’s accrual for pending and future asbestos-related claims was $268, a decrease of $79 since December 31, 2001 due to payments made during the first nine months of 2002. The 2002 payments included amounts for claims that were settled in previous years. The Company estimates that its range of potential liability for pending and future asbestos claims that are probable and estimable is between $268 and $501. The accrual of $268 includes $73 for committed settlements that will be paid over time and approximately $118 for unasserted claims. Aggregate settlement amounts, including amounts committed to be paid in future periods, were $50 for claims settled during the first nine months of 2002 and $66, $100 and $92, respectively, for claims settled during 2001, 2000 and 1999. Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation described below is expected to have a highly favorable impact on the Company’s ability to settle or defend against asbestos-related claims. The Company’s accrual includes estimates for probable costs for claims through the year 2012. The upper end of the Company’s estimated range of possible asbestos costs of $501 includes claims beyond that date.

Crown Cork & Seal Company, Inc.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that these estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material adverse effect on the Company’s financial position.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value. The Company has already paid significantly more for asbestos claims than the acquired company’s asset value. On June 12, 2002, the Company received a favorable ruling from the Philadelphia Court of Common Pleas on the Company’s motion for summary judgment regarding the 376 asbestos-related cases pending against it in that court (in re Asbestos Litigation, October Term 1986, Number 001). The plaintiffs claimed that the legislation was procedurally inapplicable and that, if applicable, it violated due process and other clauses of the United States and Pennsylvania constitutions. The plaintiffs’ appeal of that ruling was heard by the Supreme Court of Pennsylvania on October 22, 2002, but there has been no decision on the appeal. For more information see the discussion of the Company’s potential liability for asbestos cases under “Critical Accounting Policies” in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

The following table summarizes the basic and diluted earnings / (loss) per common share computations for the periods ended September 30, 2002 and 2001, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001
Earnings / (loss):
Income before extraordinary item and cumulative effect of a change in accounting	$68	($13)	$ 53	($58)
Extraordinary item	3		28
Cumulative effect of a change in accounting			(1,014)	4

Net income / (loss)	$71	($13)	($ 933)	($54)

Weighted average shares outstanding:
Basic	158.4	125.7	138.6	125.6
Dilutive effect of employee stock options	.7		1.1

Diluted	159.1	125.7	139.7	125.6

Basic earnings / (loss) per share:
Before extraordinary item and cumulative effect of a change in accounting	.43	( .10)	.38	( .46)
Extraordinary item	.02		.20
Cumulative effect of a change in accounting			(7.32)	.03

Net income / (loss)	$.45	($.10)	($6.73)	($.43)

Diluted earnings / (loss) per share:
Before extraordinary item and cumulative effect of a change in accounting	.43	( .10)	.38	( .46)
Extraordinary item	.02		.20
Cumulative effect of a change in accounting			(7.26)	.03

Net income / (loss)	$.45	($.10)	($6.68)	($.43)

Common shares contingently issueable upon the exercise of stock options, amounting to 8.1 and 7.9 million shares for the three and nine months ended September 30, 2002, and 13.2 and 9.2 shares for the three and nine months ended September 30, 2001, were excluded from the computation of diluted earnings per share because the grant prices of the then outstanding options were above the average market price for the related periods.

Crown Cork & Seal Company, Inc.

N.	Segment Information

The Company maintains three reportable segments, defined geographically: Americas, Europe and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters’ costs. Divisional headquarter costs are maintained within the reportable segments. The interim segment information is as follows:
Quarter ended September 30,

2002	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$862	$944	$86		$1,892
Provision for restructuring		1			1
Segment income / (loss)	68	112	11	($27)	164

2001

External sales	988	912	85		1,985
Segment income / (loss)	45	82	8	(23)	112

Nine months ended September 30,

2002	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$2,520	$2,480	$248		$5,248
Provision for restructuring		3			3
Segment income / (loss)	187	270	29	($65)	421

2001

External sales	2,813	2,467	241		5,521
Provision for restructuring	5	(4)			1
Provision for asset impairments	2	2			4
Segment income / (loss)	110	238	19	(66)	301

The following table reconciles the Company’s segment income to income / (loss) before income taxes, minority interests, extraordinary item, and cumulative effect of a change in accounting:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Total segment income	$164	$112	$421	$301
Interest expense	84	116	263	351
Interest income	(2)	(3)	(7)	(14)
(Gain) / loss on sale of assets	3		27	(1)
Translation and exchange adjustments	6	3	24	9

Consolidated income / (loss) before income taxes, minority interests, extraordinary item and cumulative effect of a change in accounting	$ 73	($ 4)	$114	($ 44)

Crown Cork & Seal Company, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share and employee data; per share earnings are quoted as diluted)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2002, compared to the corresponding periods in 2001 and the changes in financial condition and liquidity from December 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, along with the consolidated financial statements and related notes included in and referred to within this report.

Results of Operations

Net Income and Earnings Per Share

Net income for the quarter ended September 30, 2002 was $71 or $.45 per share versus a net loss of $13 or $.10 per share for the same period of 2001. The results for 2002 included a tax credit of $24 or $.15 per share from the carryback of U.S. tax losses, after-tax charges of $3 ($.02 per share) for costs related to the Constar initial public offering, an after-tax loss on the sale of assets of $3 ($.02 per share), an after-tax charge of $1 ($.01 per share) for a net restructuring provision in Europe and an extraordinary gain of $3 ($.02 per share) for the early extinguishment of debt. Excluding the items noted above, net income in the third quarter of 2002 was $51 ($.32 per share) compared to a net loss of $13 ($.10 per share) in the prior year period. The improvement was due primarily to increased selling prices, a change in accounting that, beginning in 2002, eliminated the amortization of goodwill ($.22 per share in the third quarter of 2001), improved operating performance and continued reductions in costs. The improvements were partially offset by higher pension expense in the U.S. and lower pension income in the U.K., lower sales volumes in certain product lines, increased foreign exchange losses due to the devaluation of certain South American currencies, and a valuation allowance recorded for U.S. tax assets created in 2002.

For the nine months ended September 30, 2002, the Company reported a net loss of $933 or $6.68 per share compared to a net loss of $54 or $.43 per share for the same period in 2001. The results for 2002 included a noncash charge of $1,014 ($7.26 per share) for goodwill impairment, as discussed in Note B to the consolidated financial statements, an extraordinary gain of $28 ($.20 per share) for the early extinguishment of debt, an after-tax loss on the sale of assets of $35 ($.25 per share), a tax credit of $24 ($.17 per share) from the carryback of U.S. tax losses, after-tax charges of $3 ($.02 per share) related to the Constar initial public offering and after-tax charges of $3 ($.02 per share) for restructuring provisions. Included in the results for 2001 were an after-tax gain of $4 ($.03 per share) for the transitional adjustment from the adoption of SFAS 133, an after-tax charge of $3 ($.02 per share) for asset impairments and restructuring provisions and an after-tax gain on the sales of assets of $1 ($.01 per share). Excluding the items above for 2002 and 2001, net income for the nine months ended September 30 was $70 ($.50 per share) in 2002 compared to a net loss of $56 ($.45 per share) in 2001. The improvement for the nine months ended September 30, 2002 was due primarily to the same factors outlined above in the discussion of third quarter results. The elimination of goodwill amortization contributed $.68 per share to the improvement.

Net Sales

Net sales in the third quarter of $1,892 were $93 or 4.7% below the same period in 2001. Excluding the favorable impact of foreign currency translation of $64, net sales would have decreased $157 or 7.9% compared to the third quarter of 2001. Contributing to this decrease was the impact of divested operations of $55 and the pass-through of lower raw material costs and net lower volumes, partially offset by increased selling prices. Net sales for the nine months ended September 30, 2002 decreased $273 or 4.9% compared to the same period in 2001. Excluding the favorable impact of $41 from currency translation and the unfavorable impact of divested operations of $105, net sales for the nine months of 2002 decreased $209 or 3.8% from 2001 sales of $5,521. As a percentage of net sales, sales from U.S. operations accounted for approximately 35% and 38% of net sales in the quarter and for the nine months ended September 30, 2002 compared to 40% and 41%, respectively, for the same periods in 2001. Sales of beverage cans and ends accounted for approximately 33% and 34% of net sales in the third quarter and first nine months of 2002 compared to 32% for the same periods in 2001. Sales of food cans and ends accounted for approximately 31% of net sales in the third quarters of 2002 and 2001 and 28% for the nine months ended September 30, 2002 compared to 29% for the same period in 2001.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of comparative net sales by operating division follows:

	Net Sales				Percentage Change

	Third Quarter		Nine Months Ended		Third		Nine
	2002	2001	2002	2001	Quarter		Months

Divisions:

Americas	$ 862	$ 988	$2,520	$2,813	(12.8%	)	(10.4%	)
Europe	944	912	2,480	2,467	3.5%		0.5%
Asia-Pacific	86	85	248	241	1.2%		2.9%

	$1,892	$1,985	$5,248	$5,521	( 4.7%	)	( 4.9%	)

Excluding unfavorable currency translation of $9 and divested operations of $23, net sales in the Americas division decreased in the third quarter of 2002 by $94 or 9.5% versus the same period in 2001. Excluding unfavorable currency translation of $31 and divested operations of $56, net sales in the Americas division for the nine months ended September 30, 2002 decreased by $206 or 7.3% versus the same period in 2001. The lower sales in 2002 were primarily due to (i) lower sales unit volumes across most product lines, (ii) the pass-through of lower raw material costs and (iii) lower sales in Brazil and Argentina due to the economic turmoil in those countries; partially offset by increased selling prices primarily for North American beverage cans.

Excluding favorable currency translation of $71 and divested operations of $32, net sales for the third quarter of 2002 in the European division decreased by $7 or 0.8% compared to the same period in 2001. Excluding favorable currency translation of $70 and divested operations of $49, net sales in the European division for the nine months ended September 30, 2002 decreased by $8 or 0.3% compared to the same period in 2001. The decrease in 2002 was primarily due to lower sales volumes for food and aerosol cans, metal closures, and the pass-through of lower raw material costs in the plastics businesses; partially offset by higher beverage can and plastic closure volumes and increased selling prices.

Net sales in the Asia-Pacific division, excluding the impact of favorable currency translation of $2 in the quarter and for the nine months ended September 30, 2002, decreased by $1 or 1.2% in the quarter and increased by $5 or 2.1% for the nine months. The decrease in the quarter was primarily due to lower sales volumes across most businesses. The increase for the nine months was primarily due to increased demand for beverage cans in China and throughout Southeast Asia.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Cost of Products Sold

Cost of products sold, excluding depreciation and amortization, was $1,546 and $4,306, decreases of $121 and $299, for the quarter and nine months ended September 30, 2002 compared to the same periods in 2001. As a percentage of net sales, cost of products sold was 81.7% and 82.1% for the quarter and nine months ended September 30, 2002 compared to 84.0% and 83.4% for the same periods in 2001.

Selling and Administrative Expense

Selling and administrative expenses in the third quarter of 2002 were $81, an increase of $2 or 2.5% above the prior year level of $79. Selling and administrative expenses for the nine months ended September 30, 2001 decreased $2 or 0.9% to $233 from $235 a year earlier. The increase in the quarter was primarily due to $3 of costs related to the Constar initial public offering. The decrease for nine months was primarily due to lower headcounts and a 2001 charge for employee separation costs, partially offset by charges for the Constar offering. As a percentage of net sales, selling and administrative expenses were 4.3% and 4.4% for the quarter and year-to-date ended September 30, 2002 compared to 4.0% and 4.3%, respectively, for the same periods in 2001.

Restructuring and Asset Impairments

During the third quarter of 2002, the Company’s European division provided $2 for severance costs associated with the closure of a food can plant and the elimination of a metal closures operation, partially offset by a restructuring credit of $1 for the reversal of costs related to a restructuring action provided for during the fourth quarter of 2001.

During the first quarter of 2002, the Company provided $2 for severance costs in connection with the closing of two crown plants in Europe.

During the nine months ended September 30, 2001, the Company provided $7 for the costs associated with the closure of a U.S. food can plant and for severance costs to close a plant in the U.K. and to reduce headcount at three plants in Africa. Also during this period, the Company recorded a restructuring credit of $6 for the reversal of severance costs related to a restructuring charge provided during the second quarter of 2000.

The Company also provided asset impairment charges of $4 during 2001 to write-down certain property, plant and equipment in the U.S. and Europe.

Additional details about restructuring activities and asset impairments are provided in Notes I and J to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Income

Including a pre-tax restructuring charge of $1, operating income was $164 in the third quarter of 2002 compared to $112 for the same period in 2001. Excluding the restructuring charge, operating income as a percentage of net sales in the third quarter of 2002 was 8.7% versus 5.6% in the third quarter of 2001.

Operating income was $421 in the nine months ended September 30, 2002 compared to $301 for the same period in 2001, including pre-tax restructuring charges of $3 and $1 in 2002 and 2001, respectively, and pre-tax asset impairment charges of $4 in 2001. Excluding the restructuring and asset impairment charges, operating income as a percentage of net sales was 8.1% in 2002 versus 5.5% in 2001.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of operating income by division follows:

	Operating Income / (Loss)
	(excluding restructuring and asset impairments)				Percentage Change

	Third Quarter		Nine Months Ended		Third	Nine
	2002	2001	2002	2001	Quarter	Months

Divisions:

Americas	$ 68	$ 45	$187	$117	51.1%	59.8%
Europe	113	82	273	236	37.8%	15.7%
Asia-Pacific	11	8	29	19	37.5%	52.6%
Corporate	(27)	(23)	(65)	(66)	17.4%	( 1.5%	)

	$165	$112	$424	$306	47.3%	38.6%

Americas division operating income, excluding restructuring and asset impairment charges, was 7.9% and 7.4% of net sales in the third quarter and first nine months of 2002 compared to 4.6% and 4.2% for the same periods in 2001. The improved operating margins were primarily due to (i) improved pricing, primarily for beverage cans in North America, (ii) cost reductions, (iii) improved plant efficiencies, and (iv) the adoption of SFAS 142 which eliminates the amortization of goodwill. Goodwill amortization in the Americas division was $9 and $29 in the third quarter and first nine months of 2001. The improved operating margins for the three and nine months ended September 30, 2002 were reduced, in part, by lower sales unit volumes across most product lines and increases of $9 and $29 in noncash pension expense.

Operating income for the European division, excluding restructuring and asset impairment charges, was 12.0% and 11.0% of net sales in the quarter and nine months ended September 30, 2002 compared to 9.0% and 9.6% for the same periods in 2001. The improvement in operating margins was primarily due to the adoption of SFAS 142 which eliminates the amortization of goodwill, cost reductions and improved pricing, primarily for food cans. Goodwill amortization was $19 and $56 for the quarter and nine months ended September 30, 2001. The improvement in the quarter and nine months ended September 30, 2002 was offset, in part, by a decrease of $10 and $30 in noncash pension income and lower sales unit volumes.

Asia-Pacific division operating income was $11 and $29, or 12.8% and 11.7% of net sales, respectively, for the three and nine months ended September 30, 2002 compared to $8 and $19 or 9.4% and 7.9% of net sales, respectively, for the same periods in 2001. The improvement is primarily due to increased demand for beverage cans in China and throughout Southeast Asia.

Loss on Sales of Assets

During the first quarter of 2002, the Company completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, and its 15% shareholding in Crown Nampak (Pty) Ltd. for total net proceeds of $181. A net loss of $32 was recognized in connection with these sales, including a tax charge of $8. During the third quarter of 2002, the Company completed the sale of its businesses in Central and East Africa for net proceeds of $17, and recorded a net loss of $3 on the sale. The Company’s operations in Zambia were excluded from the sale pending regulatory approval. During the first nine months of 2002, the Company sold various other assets for $12 with no net gain or loss. During the first nine months of 2001, the Company sold various assets for $9 and recognized a net gain of $1.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net Interest Expense

Net interest expense decreased $31 and $81, respectively, for the three and nine months ended September 30, 2002 versus the same periods in 2001, primarily due to lower interest rates and lower average debt outstanding. The lower average debt outstanding primarily reflects the Company’s reduction of its working capital, proceeds from sales of businesses and, to a lesser extent, the early extinguishment of debt through debt for equity exchanges.

Translation and Exchange Adjustments

Translation and exchange losses of $6 and $24 for the three and nine months ended September 30, 2002 included translation losses of $2 and $13, respectively, from the currency devaluation in Argentina. The remaining losses were primarily due to devaluations in Colombia and Brazil.

Taxes on Income

The effective tax rate for the third quarter of 2002 was 4.1%. The low effective rate was primarily due to a tax credit of $24 from the carryback of previous U.S. tax losses. Excluding this credit, the effective rate was 37.0%. During the third quarter of 2002, the Company adjusted its tax revenues and valuation allowances for (i) the reversal of $20 of potential tax liabilities due to the completion of audits in the Americas, (ii) a charge of $20 for a potential liability arising from an audit in Europe, (iii) the recognition of $8 of tax credits in Europe, (iv) a charge of $5 to increase the valuation allowance for third quarter U.S. tax losses created in 2002, and (v) a charge of $4 for potential liabilities arising in the Americas.

The effective tax rate for the nine months ended September 30, 2002, was 43.0%. The tax expense includes (i) a tax charge of $8 related to a pre-tax loss on asset disposals of $27, primarily due to the non-deductible write-off of goodwill, (ii) a charge of $20 to increase the valuation allowance for U.S. tax losses created in 2002, (iii) a credit of $24 primarily due to the carryback of U.S. losses, and (iv) the third quarter reserve and allowance adjustments noted above. Excluding these items, the effective tax rate was 33.3%.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $8 for the nine months ended September 30, 2002 compared to the same period in 2001. The increase is primarily due to increased profits in the Company’s joint venture beverage can operations in the Middle East, China and Vietnam.

Liquidity and Capital Resources

Cash from Operations

Cash of $219 was provided by operations in the first nine months of 2002 versus $97 used in operations over the same period in 2001. The improvement was due to (i) improved operating results, (ii) reduced interest payments, including prepayments made in 2001 in connection with the Company’s amended and restated multicurrency credit facility and new term loan and (iii) the Company’s continued focus on working capital management. The Company’s working capital typically increases during the first three quarters of each year and decreases significantly in the fourth quarter.

Cash flow from operations included $85 from the Company’s receivables securitization programs. The Company’s North American program provides for the accelerated receipt of up to $350 of cash from an available pool of receivables.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Investing Activities

Investing activities provided cash of $126 during the first nine months of 2002 compared to a use of $131 in the prior year period. The improvement is due to lower capital spending and $210 of net proceeds received from the sales of the U.S. fragrance pumps business ($100), the European pharmaceutical packaging business ($57), the Company’s 15% shareholding in Crown Nampak (Pty) Ltd. ($24), the businesses in Central and East Africa ($17), and other assets ($12).

Financing Activities

Financing activities used cash of $567 during the first nine months of 2002, compared to cash provided of $189 during the same period in 2001. The increase in cash flows from operating and investing activities was used to reduce short-term borrowings and repay notes that came due in September 2002.

At September 30, 2002, the Company had $2,187 of senior secured bank debt due December 8, 2003, and a secured term loan of $43 due December 16, 2002. In addition to the bank debt and the term loan, the Company had $2,168 of outstanding notes and debentures, including $195 due April 15, 2003 and $395 due December 15, 2003. As of September 30, 2002, $199 was available under the credit facility. Based on projections currently available, the Company believes it can pay its obligations due in 2002 with cash on hand, cash generated from operating activities, and borrowings available under the credit facility.

During the third quarter of 2002, the Company exchanged 9.0 million shares of its common stock, with a market value of $60, for certain of the Company’s outstanding notes and debentures with a total face value of $61 and accrued interest of $2. These exchanges included certain of the notes due September 2002 as described below.

As of June 30, 2002, the Company had $234 of outstanding notes with a maturity date of September 1, 2002. During the third quarter of 2002, the Company exchanged shares of its common stock for $22 face value of these notes and repaid the remaining balance of $212.

On November 12, 2002, the Company’s wholly-owned subsidiary, Constar International Inc. (“Constar”), filed its most recent amended registration statement on Form S-1 for a proposed initial public offering of its shares by the Company and a debt offering. The proposed transaction would include a sale of approximately 88% of Constar’s shares and would also include the repayment of a $350 note distributed by Constar to the Company to be paid upon the completion of the offering. The proceeds from the repayment of the note and the sale of Constar shares in the offering, if and when it is consummated, would first be used to repay the term loan and then to reduce the borrowings under the senior secured bank debt or to pay notes as they become due. The Company estimates there will be a loss on the transaction. The actual amount of the loss will depend on the balance sheet position of Constar at the closing date and the proceeds received from the sale of the shares. There can be no assurance that the proposed initial public offering and debt offering will be consummated on the terms outlined above, or at all.

In order to meet its obligations, improve its financial position and enhance its ability to refinance or extend the maturity of the bank debt due in December 2003, the Company is reviewing various strategies. These strategies include (i) completion of the initial public offering and debt offering as discussed above, (ii) restructuring the terms of the Company’s debt, (iii) generating additional cash from operations through working capital reductions, (iv) asset dispostions, (v) issuing debt or equity securities and (vi) entering into asset securitization programs in Europe. Repayment of the Company’s scheduled obligations in 2003 and compliance with the agreements relating to its debt will be dependent upon the successful implementation of one or more of these or other strategies for restructuring or refinancing the Company’s debt. The Company is in discussions with financing sources concerning the refinancing of its bank credit facility. There can be no assurance, however, that the Company will be able to complete these strategies on a timely basis or on favorable terms.

Crown Cork & Seal Company, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Contingent Liabilities

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report on pages 13 and 14 under Note L to the consolidated financial statements, which information is incorporated herein by reference.

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

Information regarding these standards and others appears in Part I within Item 1 of this report on page 10 under Notes B and C to the consolidated financial statements, which information is incorporated by reference.

Other Matters

Declines during 2002 in equity markets and interest rates have had a negative impact on the Company’s pension plan liability and plan assets. Based on current information available, the Company anticipates a charge to shareholders’ equity within a range of approximately $100 to $200 in the fourth quarter of 2002 to adjust the minimum pension liability. The charge to be recorded is subject to changes in market conditions experienced through the remainder of the year. The decline in our plan assets will also have an unfavorable impact on our pension expense in 2003.

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

As of September 30, 2002, except as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no significant changes in the Company’s financial instrument portfolio or market risk exposures as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.	Controls and Procedures

Within ninety days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Crown Cork & Seal Company, Inc.

PART II - OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

c)	During the second and third quarters of 2002, the Company entered into privately negotiated debt for equity exchanges with holders of its outstanding notes pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Information regarding the exchanges appears in Part I within Item I of this report on page 10 under Note C and on page 11 under Note F to the consolidated financial statements, which information is incorporated herein by reference.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

None.

b)	Reports on Form 8-K

On August 9, 2002, the registrant filed a Current Report on From 8-K for the following event:

the Company reported under:

Item 9. Regulation FD Disclosure

that on August 9, 2002, John W. Conway, Chief Executive Officer and Alan W. Rutherford, Chief Financial Officer of Crown Cork & Seal Company, Inc. each delivered to the Securities and Exchange Commission (“SEC”) a sworn statement pursuant to SEC Order No. 4-460 and a certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Crown Cork & Seal Company, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Cork & Seal Company, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  November 13, 2002

CERTIFICATIONS

I, John W. Conway, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crown Cork & Seal Company, Inc. (“the registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Crown Cork & Seal Company, Inc.

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ John W. Conway
John W. Conway
Chief Executive Officer

I, Alan W. Rutherford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crown Cork & Seal Company, Inc. (“the registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Alan W. Rutherford
Alan W. Rutherford
Chief Financial Officer